Form 10QSB
period 2005-09-30
PARAMOUNT GOLD MINING CORP.
filed 2005-11-16
CIK 1342854

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended September 30, 2005

                                     ------------------

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange

      Act of 1934

      For the transition period                  to

                               ------------------   --------------------

      Commission File Number

                            -----------------

                          PARAMOUNT GOLD MINING CORP.

   ------------------------------------------------------------------------

       (Exact name of small Business Issuer as specified in its charter)

          Delaware       20-3690109

- ---------------------------------           -----------------------------

(State or other jurisdiction of           (IRS Employer Identification No.)

 incorporation or organization)

237 Argyle Avenue, suite 100

Ottawa, Ontario, Canada                               K2P 1B8

- ----------------------------------------      -----------------------------

(Address of principal executive offices)           (Postal or Zip Code)

Issuer's telephone number, including area code: 613-226-9881

                                                ---------------------------

                                      None

    -----------------------------------------------------------------------

     (Former name, former address and former fiscal year, if changed since last report)

Check  whether the issuer (1) filed all reports  required to be filed by Section

13 or 15(d) of the  Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such  shorter  period  that the issuer was  required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable date:  28,875,452 shares of $0.001 par value common stock outstanding as of a September 30, 2005.

PARAMOUNT GOLD MINING CORP.

(An Exploration and Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

(Unaudited)

---------

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Three Months ended September 30, 2005 and 2004

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the shareholders of Paramount Gold Mining Corp. (An Exploration Stage Mining Company)

The financial statements and the notes thereto are the responsibility of the management of Paramount Gold Mining Corp. (An Exploration Stage Mining Company). These financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management has developed and maintained a system of internal controls to provide reasonable assurance that all assets are safeguarded and to facilitate the preparation of relevant, reliable and timely financial information.

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control.

The financial statements have been audited by HLB Cinnamon Jang Willoughby LLP, the independent auditors, in accordance with auditing standards in the United States of America on behalf of the shareholders.

The auditors have full and unrestricted access to the Audit Committee.

“Christopher Crupi”

Christopher Crupi, CA

President and Chief Financial Officer.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Balance Sheet

As at September 30, 2005 and June 30, 2005 (Unaudited)

(expressed in United States dollars, unless otherwise stated)

_________________________________________________________________________

September 30, June 30,
2005 2005
(Unaudited) (Audited)

Assets

Current Assets:

Cash $ 327,752 $ 11,250
Prepaid Expense 7,037 -

334,789 $ 11,250
================================================================

Liabilities and Shareholders’ Equity

Liabilities
Current Liabilities:

Accounts payable $ 11,907 -
Advances (Note 4) 472,303 -
$ 483,210 $ -

Stockholders’ Equity and Deficit

Capital Stock (Note 3) $ 47,023 $ 13,023
Deficit (196,444) (1,773)
$(149,421) $ 11,250

$ 334,789 $ 11,250

=============================================================

Signed on behalf of the Board of Directors

“Christopher Crupi”

Director

“Charles William Reed”

Director

The accompanying notes are an integral part of the financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Operations

For the Three Months Ended September 30, 2005 and 2004 (Unaudited)

(expressed in United States dollars, unless otherwise stated)

________________________________________________________________________

For the For the Cumulative since
Three Months Three Months
Ended Ended Inception
September 30, September 30, to
2005 2004 September 30, 2005
(Unaudited) (Audited) (Unaudited)

Interest Income $ 15 $ - $ 15

Expenses:
Incorporation costs - - 1,773
Exploration 60,000 - 60,000
Professional Fees 57,750 - 57,750
Travel and Lodging 18,328 - 18,328
Geologist Fees and Expenses 16,296 - 16,296
Corporate Communications 17,780 - 17,780
Consulting Fees 15,000 - 15,000
Marketing 7,948 - 7,948
Office and Administration 1,310 - 1,310
Service Charges 274 - 274
---------------------------------------------------------------------------------------------------------------------
194,686 - 196,459

Net Loss 194,671 - 196,444
Deficit, beginning 1,773 1,773 -

Deficit, ending $ 196,444 $ 1,773 $ 196,444
=====================================================================
Earnings per Share $ (0.067) $ (0.001) $ (0.067)

======================================================================

The accompanying notes are an integral part of the financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Cash Flows

For the Three Months Ended September 30, 2005 and 2004 (Unaudited)

(expressed in United States dollars, unless otherwise stated)

____________________________________________________________________________

For the

For the

Three Months

Three Months

Ended

Ended

September 30,

September 30,

2005

2004

(Unaudited)

(Audited)

FINANCING ACTIVITIES

Proceeds from advances (Note 4) $ 472,303 -
Proceeds from share issue (Note 3) 34,000
________________________________________________________________________
$ 506,303

OPERATING ACTIVITIES

Net Income ($ 194,671) -
Accounts Payable 11,908 -
Prepaid Expense (7,037)
________________________________________________________________________
($189,800)

Net increase (decrease) in cash and cash equivalents 316,503 -
Cash and cash equivalents, beginning of year 11,250 -
________________________________________________________________________
Cash and cash equivalents, end of year $ 327,752 -

================================================================

The accompanying notes are an integral part of the financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Financial Statements (Unaudited)

(expressed in United States dollars, unless otherwise stated)

_____________________________________________________________________________________

1 – Basis of Presentation:

a – Governing Statutes and Nature of Operations

The Company, incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold and precious metal properties.  The corporation’s name was changed from PanelMaster, Corp. to Paramount Gold Mining Corp. on April 14, 2005.

b – Going Concern

The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and upon the continued financial support of its lenders and investors.  The outcome of these matters cannot be predicted at this time.

Due to a lack of operational history, the Company must continue to obtain external investment capital and financing.  Ongoing operations will be dependent upon the execution of the Business Plan and the successful listing of the Company on a public market.

These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the company be unable to continue.  The company is currently involved in refinancing capital assets and raising funds via share transactions.

c – Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

2 – Principal Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2006 are consistent with those used in fiscal 2005. The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2006. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2005 and the notes thereto included in the Company’s Form 10KSB filed with the SEC on (date). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Financial Statements (Continued) (Unaudited)

(expressed in United States dollars, unless otherwise stated)

2 – Principal Accounting Policies (Continued)

The financial statements are prepared by management in accordance with generally accepted accounting principles of the United States of America.  The principal accounting policies followed by the Company are as follows:

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 Disclosures about Fair Value of Financial Instruments.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets including cash approximate carrying value due to the short-term maturity of the instruments.

Mineral Property Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.   To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Financial Statements (Continued) (Unaudited)

(expressed in United States dollars, unless otherwise stated)

3 – Capital Stock

Authorized –

100,000,000 Common shares with $0.001 par value

Issued and fully paid –

Paid In

Shares

Capital

----------------------------------------------------------------------------------------------------------

Balance, June 30, 2005 11,267,726 $ 13,023

(i) Shares issued 34,000,000 $ 34,000

(ii) Forward split of shares – 2 new common 45,267,726
shares for 1 old common share

(iii) Returned to Treasury (61,660,000)
-----------------------------------------------------------------------------------------------------------

Balance, September 30, 2005 28,875,452 $ 47,023

-----------------------------------------------------------------------------------------------------------

(i)

On July 8, 2005 the Company issued 34,000,000 shares at par value.

(ii)

On July 11, 2005 the Board of Directors approved a forward split of the issued and outstanding common shares on the basis of 2 new common shares for each existing common share.

(iii)

Effective September 30, 2005, 61,660,000 shares were returned to treasury.

4 – Advances

The Company’s share capital financing was not scheduled to close until October 2005.  As such, short term advances were negotiated as bridge financing.  Advances are on demand and bear interest at a rate of 8% per annum.  As of the release of the financial statements, this advance has been repaid by way of private placement.  Please refer to Note 6 of the Financial Statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Financial Statements (Continued) (Unaudited)

(expressed in United States dollars, unless otherwise stated)

5 – Related Party Transactions

During the three months ended September 30, 2005 Bill Reed, a director, received payments on account of geologist fees and expenses in the amount of $11,977.  During the three months ended September 30, 2004 there were no related party transactions.

6 – Subsequent Events

Subsequent to September 30, 2005 the following events occurred:

Private Placement

On October 13, 2005, the Company concluded arrangements for a US $750,000 private placement financing of 1-year restricted stock. The transaction is based on a per share price of US $1.26 with no warrants attached or finder fees. The price is calculated on the basis of the average closing price of Paramount's common stock over the past 10 trading days.

Interest in San Miguel Groupings

The Company signed an agreement to extend the due diligence period with American Stellar Energy, Inc. to November 30, 2005 to complete title search.

Letter of Intent with Sydney Resource Corp.

On September 28, 2005 the Company signed a Letter of Intent with Sydney Resource Corp. to acquire up to a 75% interest in a property in the Yoquivo District, Chihuahua State, Mexico, .  Based on due diligence conducted, the Company did not exercise its option under the Letter of Intent and the agreement was terminated.

Letter of Intent with Minera ABX Exploraciones S.A., a subsidiary of Barrick Gold Corporation

On October 11, 2005 the Company and its newly formed Peruvian subsidiary, Compania Minera Paramount SAC, have signed a Letter of Intent with Minera ABX Exploraciones S.A. (“Minera ABX”), a subsidiary of Barrick Gold Corporation, to acquire a minimum 51% interest in the Linda property, located in the Department of Ayacucho, South Peru.  The agreement calls for a two-year work commitment including 6000 metres of drilling, of which 2000 metres is a firm commitment during the first year of the deal.  Once the Company has completed the drill program, it will have acquired a 51% interest in the property and will remain the operator of the project as long as it maintains a majority interest.

Minera ABX has been granted a back-in right to reach a 65% interest, exercisable at any time after the Company acquires its 51% interest in the property, if exploration work uncovers a gold resource greater than 2 million ounces.  To earn its 65% interest, Minera ABX will reimburse the Company an amount equal to two times all exploration expenditures incurred by the Company and Minera ABX will become the operator of the project.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future,

intend and similar expressions to identify such forward-looking  statements. You should not place too much  reliance  on these  forward-looking  statements.  Our actual results are likely to differ  materially from those  anticipated in these forward-looking  statements  for many  reasons,  including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Item 3.           Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report,  the Company  carried out an  evaluation  of the effectiveness of the design and operation of the Company's  disclosure  controls and  procedures.  This evaluation was conducted by the sole director of the

Company, who also acts as the Company's President, the Chief Executive Officer,

and the Chief Financial Officer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective.  There have been no significant changes in the

Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Plan of Operation

Our plan of operations for the twelve months following the date of this quarterly report is to commence initial sampling and geophysical work on the San Miguel Groupings property located in Mexico. The Company has sufficient cash on hand to complete this work and to last until the end of the current calendar year.

It is Paramount’s objective to spend $1,000,000 in 2006 on exploration activity on the San Miguel property, which will fulfill its obligations to earn its 55% equity interest in the property. However, the 2006 expenditure will be dependent upon the Company’s ability to secure sufficient funding.

Paramount plans on verifying old exploration data at San Miguel with the objective of establishing an economic gold/silver resource. Specifically, the Company plans a 12-month work program on the San Miguel Groupings commencing in early 2006. The total budget for the program is estimated to be US$1,000,000, broken down as follows:

ITEM

EST. COST (US $)

Estimated Taxes
$40,000.00
2 Geologists (Mexican) for 18 mths @ $4000 per/mth
$72,000.00
Field Helpers & supplies
$15,000.00
Lodging and Meals
$12,000.00
Storage and Shipping
$3,000.00
Vehicle Rental
$15,000.00
Fuel
$10,000.00
Geo-chemistry and Assays
$85,000.00
Permits
$5,000.00
Surface Owners
$8,000.00
Bulldozer
$5,000.00
Reclaimation
$3,000.00
Surface Survey and Underground Title Check
$8,000.00
Aerial and Satellite Photography
$6,000.00
Drilling (RC)
$150,000.00
Drilling (Core)
$400,000.00
Office and Administration
$67,000.00
Contingency
$96,000.00
TOTAL
$1,000,000.00

Results Of Operations for Three-Month Period Ended September 30, 2005

We incurred operating expenses in the amount of $194,686 for the three-month period ended September 30, 2005. At quarter end, we had cash on hand of $327,752.  Our liabilities at the same date totaled $483,210.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

July 11, 2005 the Company’s outstanding common shares were forward split on the basis of 2 new common shares for each existing common share.

On October 12, 2005 61,660,000 common shares were returned to treasury.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Report on Form 8-K

Exhibit 1

-

Unaudited Financial Statements including Review Engagement Report of HLB Cinnamon Jang Willoughby, LLP as at September 30, 2005.

During the three-month period ended September 30, 2005, the Company did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Paramount Gold Mining Corp.

                                             /s/ Christopher Crupi

                                             ---------------------------

                                             Christopher Crupi

                                             President and Secretary

                                            (Principal Accounting and Executive

                                             Officer)

                                             Dated: November 15, 2005