Form 10QSB
period 2005-12-31
PARAMOUNT GOLD MINING CORP.
filed 2006-02-16
CIK 1342854

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended December 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable date:  28,875,452 shares of $0.001 par value common stock outstanding as of a December 31, 2005.

PARAMOUNT GOLD MINING CORP.

(An Exploration and Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2005

(Stated in US Dollars)

(Unaudited)

---------

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Six Months ended December 31, 2005

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

The financial statements have been reviewed by HLB Cinnamon Jang Willoughby LLP, the independent accountants, in accordance with accounting standards in the United States of America on behalf of the shareholders.

 “Christopher Crupi”

Christopher Crupi, CA

President and Chief Financial Officer.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Balance Sheet

As at December 31, 2005 and June 30, 2005

(expressed in United States dollars, unless otherwise stated)

December 31,

       June 30,

2005

2005

(Unaudited)

(Audited)

Assets

Current Assets:

Cash

$ 100,008

      $ 11,250

Prepaid Expense

31,957

-

Investment certificate

5,000-

$ 136,965$ 11,250

Long Term Assets

Mineral Properties$ 428,000-

Computer Equipment (cost) (Note 2)$  (1,113)-

                                                                                                $ 429,113

-

$ 566,078

$ 11,250

Liabilities and Shareholders’ Equity

Liabilities

Current Liabilities:

Accounts payable

$       9,641

-

Advances (Note 4)

817,750

      -

$  827,391

-

Stockholders’ Equity and Deficit

Capital Stock (Note 3)

$      47,023

$  13,023

Deficit

(308,336)

(1,773)

$ (261,313)

$  11,250

$   566,078

$  11,250

Signed on behalf of the Board of Directors

“Christopher Crupi”

“Charles William Reed”

___________________________________

       Director

Director

The accompanying notes are an integral part of the financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Operations

For the Three Months Ended December 31, 2005

(expressed in United States dollars, unless otherwise stated)

For the

For the

For the

Cumulative

Year

Three Months

Six Months

     Since

      Ended

Ended

Ended

 Inception to

June 30,

December 31,

Decemeber 31,

December 31,

2005

2005

2005

      2005

(Audited)

(Unaudited)

(Unaudited)

(Unaudited)

Interest Income

$            -

$         1,112        $

1,127

$  1,126

Expenses:

Incorporation costs

-

1,946

1,946

  3,719

Exploration

     -

   (50,000)

10,000

 10,000

Professional Fees

     -

19,062

76,812

 76,811

Travel and Lodging

     -

19,238

37,566

 37,566

Geologist Fees and Expenses

89,960

106,256

106,256

Corporate Communications

     -

15,170

32,950

  32,950

Consulting Fees

     -

1,500

16,500

  16,500

Marketing

    -

10,620

18,568

  18,568

Office and Administration

    -

4,667

5,977

    5,977

Service Charges

-

841

1,115

    1,115

-

113,004

307,690

309,462

Net Loss

-

111,892

306,563

308,336

Deficit, beginning

1,773

196,444

  1,773

    -

Deficit, ending

$ 1,773

$  308,336

$    308,336

$308,336

Earnings per Share

 $ -

$ (0.004)

$ (0.011)

The accompanying notes are an integral part of the financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Cash Flows

For the Six Months Ended December 31, 2005

(expressed in United States dollars, unless otherwise stated)

For the

Six Months

Ended

December 31,

2005

(Unaudited)

OPERATING ACTIVITIES

Net Loss

$ (306,563)

Accounts Payable

        9,641

Prepaid Expense

   (31,957)

Guaranteed Investment Certificate

       (5,000)

 $ (333,879)

INVESTING ACTIVITIES

Increase in Long Term Assets

$ (429,113)

FINANCING ACTIVITIES

Increase in Subscriptions Received

$

 817,750

Proceeds from share issue (Note 3)

     34,000

$ 851,750

Net increase in cash and cash equivalents

      88,758

Cash and cash equivalents, beginning of year

      11,250

Cash and cash equivalents, end of year

$  100,008

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

These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the company be unable to continue.  The company is currently involved in raising funds via share transactions.

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

2 – Principal Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2006 are consistent with those used in fiscal 2005. The results of operations for the six-month period ended December, 2005 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2006. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2005 and the notes thereto included in the Company’s Form 10SB filed with the SEC. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

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

Long Term Assets

Mineral Properties

Costs of acquisition expenditures are allocated to specific groups of mineral rights as work is performed on or for the benefit of those rights and are capitalized until such time as the extent of mineralization has been determined and mineral properties are either developed, sold, or abandoned.  If there is an indication of impairment the mineral rights are written-down to the estimated net recoverable amount.  The Company does not accrue the estimated future cost of maintaining, in good standing, its mineral properties.

Computer Equipment

The Company does not amortize the value of its computer equipment in the year of acquisition.  Thereafter computer equipment is amortized at 30% on a declining balance basis.

Mineral Property Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.   To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Financial Statements (Continued) (Unaudited)

(expressed in United States dollars, unless otherwise stated)

3 – Capital Stock

Authorized –

100,000,000 Common shares with $0.001 par value

Issued and fully paid –

Paid In

Shares

Capital

Balance, December 31, 2005

11,267,726

$      13,023

(i)

Shares issued

34,000,000

$      34,000

(ii)

Forward split of shares – 2 new common

45,267,726

shares for 1 old common share

(iii)

Returned to Treasury

 (61,660,000)

Balance, December 31, 2005

 28,875,452

$   47,023

(i)

On July 8, 2005 the Company issued 34,000,000 shares at par value.

(ii)

On July 11, 2005 the Board of Directors approved a forward split of the issued and outstanding common shares on the basis of 2 new common shares for each existing common share.

(iii)

Effective September 30, 2005, 61,660,000 shares were returned to treasury.

Private Placement

On December 12, 2005, the Company concluded arrangements for a US $817,750 private placement financing of 1-year restricted stock. The transaction is based on a per share price of US $1.26 with no warrants attached or finder fees. The price is calculated on the basis of the average closing price of the Company’s common stock over the past 10 trading days.  Please see note 4.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Financial Statements (Continued) (Unaudited)

(expressed in United States dollars, unless otherwise stated)

4 –Subscriptions Received (Private Placement)

The Company’s share financing closed on December 12, 2005.  As of the date of release of the financial statements, the short term advances has been repaid by way of subscriptions received on account of the private placement.  Due to timing constraints the share certificates have not been issued.  As such, the proceeds remain as subscriptions received until such time as the share certificates are issued by the transfer agent.

5 – Related Party Transactions

During the six months ended December 31, 2005, Charles William Reed, a director, received payments on account of geologist fees and expenses in the amount of $22,959.  During the six months ended December 31, 2004 there were no related party transactions.

6 – Subsequent Events

Subsequent to December 31, 2005 the following events occurred:

Private Placement

On January 10, 2006 the Company concluded arrangements for a two tranche US $1,000,000 private placement financing of 1 year restricted common stock.  The first tranche financing was priced at $3.20 per common share and the second tranche financing was priced at $3.50 per common share for a total share issuance of 299,107 restricted common stock.

Agreement with Minera ABX Exploraciones S.A., a subsidiary of Barrick Gold Corporation

On January 9, 2006 the Company and its newly formed Peruvian subsidiary, Compania Minera Paramount SAC, have signed the Agreement contemplated by the Letter of Intent with Minera ABX Exploraciones S.A. (“Minera ABX”), a subsidiary of Barrick Gold Corporation, to acquire a minimum 51% interest in the Linda property.  See Note 7 below.

Letter of Intent with Drilling Consultants Inc. for La Blanca Property

The Company waived its due diligence condition included in its Letter of Intent executed with Drilling Consultants Inc. dated December 8, 2006.  See Note 7 below.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Financial Statements (Continued) (Unaudited)

(expressed in United States dollars, unless otherwise stated)

7 – Mineral Properties

The Company’s has three mineral properties are located within Sierra Madre gold district, Mexico and one property, known as the Linda Property in Peru.  Payments have been made as follows:

                                                                     December 31, 2005

June 30, 2005

                                                                            (unaudited)

    (audited)

San Miguel Groupings                                           400,000

-

La Blanca                                                                 50,000

-

Santa Cruz                                                                28,000

-

                                                                                             478,000

-

There are no payments on account of acquisition costs for the Linda property.

a  -  Interest in San Miguel Groupings

The Company has an option to acquire up to a 70% interest in the San Miguel Groupings by spending $2.5 million on exploration in the first 30 months of the date of the option agreement dated August 3, 2005. San Miguel is comprised of 12 concessions covering approximately 800 acres with an estimated 6 kms of strike. It is located in Chihuahua, Mexico and lies in the Temoris mining district, part of the gold-silver belt of the Sierra Madre Occidental, just a few kilometers northwest of the town of Temoris.  The Company will earn a 70% earned interest, once it has expended $2.5 million in exploration activity.  The Company is currently finalizing its definitive agreement with American Stellar Energy, Inc. and its subsidiary.

b  -  La Blanca

On December 8, 2005 the Company signed a Letter of Intent with Drilling Consultants Inc. to acquire its interest in the La Blanca property.  The La Blanca property consists of 4 concessions totaling 140 hectares located in the municipality of Guazapares in Southwestern Chihuahua, Mexico.  The La Blanca property will be part of the San Miguel joint venture agreement between the Company and American Stellar Energy, whereby the Company can earn a 70% interest in La Blanca and American Stellar can earn a 30% interest. Under the terms of this agreement, the Company has made must make property payments of $4.3 million over a period ending in January 2010.   The Company has waived its due diligence period and is currently finalizing a final definitive agreement.  The drill program will be finalized and commence shortly after execution of the final agreement.

c  -  Santa Cruz

The Company has acquired a 70% interest in the Santa Cruz mining concession which is located adjacent to their San Miguel project in the Sierra Madre Gold-Silver belt, Mexico.  The Santa Cruz mining concession is located adjacent to and east of the Company’s El Carmen concession at San Miguel, SW Chihuahua and approximately 1000 meters north of the San Jose silver prospect.  The Santa Cruz concession will be included in the joint venture agreement with American Stellar Energy Inc., where the Company can acquire a 70% interest in the San Miguel project.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Financial Statements (Continued) (Unaudited)

(expressed in United States dollars, unless otherwise stated)

7 – Mineral Properties (continued)

d  -  Interest in Linda Property

On January 9, 2006 the Company and its newly formed Peruvian subsidiary, Compania Minera Paramount SAC,  signed an Agreement with Minera ABX Exploraciones S.A. (“Minera ABX”), a subsidiary of Barrick Gold Corporation, to acquire a minimum 51% interest in the Linda property.  The Linda property is an exploration project and there are no known reserves. The Linda property is located at 250 km to the South-South-East of the town of Ayacucho, District of Chipao, Province of Lucanas, Department of Ayacucho, Peru and is comprised of six mining concessions totaling 4,500 hectares.  The agreement calls for a two-year work commitment including 6000 metres of drilling, of which 2000 metres is a firm commitment during the first year of the deal.  Once the Company has completed the drill program, it will have acquired a 51% interest in the property and will remain the operator of the project as long as it maintains a majority interest.

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

Item 3.           Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report,  the Company  carried out an  evaluation  of the effectiveness of the design and operation of the Company's  disclosure  controls and procedures.  This evaluation was conducted by the one of the directors of the Company, who also acts as the Company's President, the Chief Executive Officer, and the Chief Financial Officer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective.  There have been no significant changes in the

Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Plan of Operation

Our plan of operations for the twelve months following the date of this quarterly report is to commence drilling on the San Miguel, La Blanca and Linda properties.  The Company has sufficient cash on hand to complete this work and to last until the end of the current calendar year.

It is Paramount’s objective to spend $1,000,000 in 2006 on exploration activity on the San Miguel property, which will fulfill its obligations to earn its 55% equity interest in the property. However, the 2006 expenditure will be dependent upon the Company’s ability to secure sufficient funding.

Paramount anticipates establishing an economic gold/silver resource. Specifically, the Company plans a 12-month work program on the San Miguel Groupings which has commenced in early 2006. The total budget for the program is estimated to be US$1,000,000.

Results of Operations for Three-Month Period Ended December 31, 2005

Paramount incurred operating expenses in the amount of $111,891 for the three-month period ended December 31, 2005. At quarter end, Paramount had cash on hand of $100,008.  Liabilities at the same date were $827,391.  Due to timing constraints, shares issued as a result of the financing will be issued subsequent to December 31, 2005 and will result in the reclassification of debt to equity in the amount of $817,750.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

   None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Report on Form 8-K

Exhibit 1

-

Unaudited Financial Statements as at December 31, 2005, as reviewed by Cinnamon Jang Willoughby, LLP.

During the three-month period ended December 31, 2005, the Company did not file any current reports on Form 8-K.

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

                                             Dated: February 14, 2006