Form 10QSB
period 2006-03-31
PARAMOUNT GOLD MINING CORP.
filed 2006-05-16
CIK 1342854

================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006
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

Issuer's telephone number, including area code: 613-226-7883

---------------------------

None

-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,258,567 shares of $0.001 par value common stock outstanding as of a March 31, 2006.

PARAMOUNT GOLD MINING CORP.

(An Exploration and Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2006 (Stated in US Dollars)

(Unaudited)

Paramount Gold Mining Corp. (An Exploration Stage Mining Company)

Consolidated Financial Statements (Unaudited) Nine Months ended March 31, 2006

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

To the shareholders of Paramount Gold Mining Corp. (An Exploration Stage Mining Company)

The consolidated financial statements and the notes thereto are the responsibility of the management of Paramount Gold Mining Corp. (An Exploration Stage Mining Company). These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

“Christopher Crupi”

Christopher Crupi, CA President and Chief Financial Officer.

Paramount Gold Mining Corp.
(An Exploration Stage Mining Company)
Balance Sheet
As at March 31, 2006 and June 30, 2005
(expressed in United States dollars, unless otherwise stated)

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
Assets

Current Assets:

Cash	$ 455,108	$ 11,250

Accounts Receivable
16,262	-

Prepaid Expense
77,957	-

Long Term Assets
Mineral Properties (Notes 2,6)				$ 1,757,000		-
Vehicle (cost) (Note 2)			7,000	-
Computer Equipment (cost) (Note 2)			2,413	-

		$ 1,766,413		-

					$
2,315,740				$ 11,250
Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities:
Accounts payable	$	3,117	-

	$	3,117
Capital Stock and Deficit
Capital Stock (Note 3)		$30,258	$ 11,268

Contributed Surplus	3,357,015	1,755
Deficit	(1,074,650)	(1,773)

	$ 2,312,623	$ 11,250

	$2,315,740	$ 11,250

Signed on behalf of the Board of Directors

“Christopher Crupi”		“Charles William Reed”

Director		Director

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)
Statement of Operations
For the Nine Months Ended March 31, 2006
(expressed in United States dollars, unless otherwise stated)

	For the	For the	For the	Cumulative
	Three Months	Nine Months	Year	Since
	Ended	Ended	Ended	Inception to
	March 31,	March 31,	June 30,	March 31,

	2006	2006	2005	2006
	(Unaudited)	(Unaudited)	(Audited)
(Unaudited)

Interest Income	$3,892	$5,018	-	$

5,018 ______

Expenses:
Incorporation costs	-			1,773
Exploration	60,076	60,076	-	60,076
Professional Fees	24,021	106,366	-	106,366
Travel and Lodging	29,944	67,716	-	67,716
Geologist Fees and Expenses	82,898	222,428	-	222,428
Corporate Communications	48,722	81,672	-	81,672
Consulting Fees	484,518	486,018	-	486,018
Marketing	8,132	41,700	-	41,700
Office and Administration	3,600	9,574	-	9,574
Service Charges	1,229	2,345	-	2,345

	743,140	1,077,895	-

1,079,668 _____

Net Loss	739,248	1,072,877
1,074,650
Deficit, beginning	333,629	1,773	1,773

Deficit, ending	$1,072,877	$1,074,650	$1,773	$
1,074,650

Earnings/(Loss) per Share	$ (0.024)	$ (0.035)	$-

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.
(An Exploration Stage Mining Company)
Statement of Cash Flows
For the Nine Months Ended March 31, 2006
(expressed in United States dollars, unless otherwise stated)

	For the	Cumulative
	Nine Months	Since
	Ended	Inception to
	March 31,	March 31
	2006	2006
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES

Net Loss	$ (1,072,877)	$ (1,074,650)
Add: back non-cash expenses	472,500	472,500
Accounts Payable	3,117	3,117
Prepaid Expense	(77,957)	(77,957)
Accounts Receivable	(16,262)	(16,262)

	(691,479)	(693,252)

INVESTING ACTIVITIES

Increase in Long Term Assets	(716,413)	(716,413)

FINANCING ACTIVITIES

Proceeds from issuance of capital stock	1,851,750	1,864,773

Net increase in cash and cash equivalents	443,858	455,108
Cash and cash equivalents, beginning of year	11,250	-

Cash and cash equivalents, end of year	$ 455,108	$ 455,108

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Cash Flows (continued) For the Nine Months Ended March 31, 2006

(expressed in United States dollars, unless otherwise stated)

Non Cash Transactions

The company issued 300,000 shares to American Stellar Energy Inc. in consideration of its option agreement for the San Miguel Groupings valued at $3.50 per share based on trading values at date of issue for total consideration of $1,050,000 and recorded as mineral property in the three month period ended March 31, 2006.

The Company also issued 135,000 shares for consulting services rendered valued at $3.50 per share based on trading values for total consideration of $472,500 which has been recorded as expense in the three month period ended March 31, 2006.

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Unaudited)

(expressed in United States dollars, unless otherwise stated)

1 – Basis of Presentation: a – Governing Statutes and Nature of Operations

The Company, incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold and precious metal properties. The Consolidated financial statements of Paramount Gold Mining Corp. include the accounts of its wholly owned subsidiaries, Paramount Gold de Mexico S.A. de C.V. and Compania Minera

Paramount SAC. b – Going Concern

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

These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the company be unable to continue. The company is currently involved in raising funds via share transactions.

c – Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2 – Principal Accounting Policies

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2006 are consistent with those used in fiscal 2005. The results of operations for the nine-month period ended March 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2006. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2005 and the notes thereto included in the Company’s Form 10SB filed with the SEC. The consolidated consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued) (Unaudited)

(expressed in United States dollars, unless otherwise stated)

2 – Principal Accounting Policies (Continued)

The consolidated financial statements are prepared by management in accordance with generally accepted accounting principles of the United States of America. The principal accounting policies followed by the Company are as follows:

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

Vehicle

The Company does not amortize the value of its vehicle in the year of acquisition. Thereafter the vehicle is amortized at 30% on a declining balance basis.

Mineral Property Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

Paramount Gold Mining Corp.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued) (Unaudited)
(expressed in United States dollars, unless otherwise stated)

3 – Capital Stock
Authorized –
100,000,000 Common shares with a par value of $0.001
Issued and fully paid –
		Paid In
	Contributed
	Shares	Capital	Surplus

Balance, June 30, 2005	11,267,726	$11,268	1,755

(i) Shares issued	34,000,000	$34,000
(ii) Forward split of shares – 2 new common	45,267,726	45,267	(45,267)
shares for 1 old common share
(iii) Returned to Treasury	(61,660,000)	(61,660)	61,660
(iv) Private Placements	948,115	948	1,816,802
(v) Shares issued	435,000	435	1,522,065

Balance, March 31, 2006	30,258,567	$30,258
$3,357,015

(i)	On July 8, 2005 the Company issued 34,000,000 shares at par value.

(ii)	On July 11, 2005 the Board of Directors approved a forward split of the issued and outstanding common shares on the basis of 2 new common shares for each existing common share.

(iii)	Effective September 30, 2005, 61,660,000 shares were returned to treasury.

(iv)	The Company issued 649,008 common shares for proceeds of $817,750 pursuant to a private placement financing at a price of $1.26 per share.

(v)	On January 10, 2006 the Company concluded arrangements for a two tranche US $1,000,000 private placement financing of 1 year restricted common stock. The first tranche financing was priced at

$3.20 per common share and the second tranche financing was priced at $3.50 per common share for a total share issuance of 299,107 common shares.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued) (Unaudited)

(expressed in United States dollars, unless otherwise stated)

3 – Capital Stock (continued)

(vi)	The Company issued 300,000 shares to American Stellar Energy Inc. pursuant to its option agreement on the San Miguel Grouping. The Company issued 135,000 shares for services rendered for the nine months ending March 31, 2006.

4 – Related Party Transactions

During the nine months ended March 31, 2006, a director, received payments on account of geologist fees and expenses in the amount of $41,745 and another officer and director, received payments on account of reimbursement of out of pocket expenses in the amount of $6,803. During the six months ended December 31, 2004 there were no related party transactions.

5 – Subsequent Events

Subsequent to March 31, 2006 the following events occurred:

Acquisition of New Concession

On May 3, 2006 the Company claimed Andrea, a new mining concession consisting of approximately 100,000 hectares located in Chihuahua.

6 – Mineral Properties

The Company has three mineral properties located within Sierra Madre gold district, Mexico, and one property, known as the Linda Property in Peru. Payments have been made as follows:

	March 31, 2006	June 30, 2005
	(unaudited)	(audited)

San Miguel Groupings	1,513,000	-
La Blanca	200,000	-
Santa Cruz	44,000	-
	1,757,000	-

There are no payments on account of acquisition costs for the Linda property.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued) (Unaudited)

(expressed in United States dollars, unless otherwise stated)

6 – Mineral Properties (continued)

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

Plan of Operation

Our plan of operations for the twelve months following the date of this quarterly report is to continue drilling on the San Miguel, La Blanca and Linda properties. The Company has sufficient cash on hand to complete this work and to last until the end of the current calendar year.

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

Results of Operations for Three-Month Period Ended March 31, 2006

Paramount incurred operating expenses in the amount of $743,140 for the three-month period ended March 31, 2006. At quarter end, Paramount had cash on hand of $445,108. Liabilities at the same date were $3,117.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

The Company issued 948,115 common shares pursuant to private placement financings. The Company also issued 300,000 common shares to American Stellar Energy Inc. pursuant to its option agreement on the San Miguel Groupings. The Company issued 135,000 common shares pursuant to contracts for service.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

Exhibit 1 - Unaudited Financial Statements as at March 31, 2006

During the three-month period ended March 31, 2006, the Company did file a report on Form 8-K as follows:

On January 5, 2006 Paramount Gold Mining Corp. (the “Company”) announced financing in the form of issuance of 156,250 restricted common shares to Alpha Capital Inc. of London, England at a price of $3.20 per share for consideration of $500,000.

On January 10, 2006 the Company announced an additional financing in the form of issuance of 142,857 restricted common shares Alpha Capital Inc. at a price of $3.50 per share for consideration of $500,000. Both financings are at a premium to market. The Company has granted Alpha Capital the right to participate in future financings. As a result of the two tranche financing, Alpha Capital will be granted 299,107 restricted common shares for total consideration of $1,000,000. Proceeds from the financing will be used to fund drill programs at the San Miguel and Linda properties in Mexico and Peru respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Gold Mining Corp.

/s/ Christopher Crupi --------------------------- Christopher Crupi President and Secretary (Principal Accounting and Executive Officer) Dated: May 12, 2006