Form 10QSB/A
period 2006-03-31
PARAMOUNT GOLD MINING CORP.
filed 2006-05-16
CIK 1342854

================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB/A

[X]	Quarterly Amendment Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006
------------------

[ ]	Transition Report pursuant to	13 or 15(d) of the Securities Exchange
Act of 1934

	For the transition period	to
----------------------------

Commission File Number:  000-51600

PARAMOUNT GOLD MINING CORP.

------------------------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

Delaware	20-3690109
----------------------------------	-----------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

237 Argyle Avenue, suite 100
Ottawa, Ontario, Canada	K2P 1B8
- ----------------------------------------	-----------------------------
(Address of principal executive offices)	(Postal or Zip Code)

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

“Christopher Crupi”

Christopher Crupi, CA President and Chief Financial Officer.

Paramount Gold Mining Corp.
(An Exploration Stage Mining Company)
Balance Sheet
As at March 31, 2006 and June 30, 2005
(Expressed in United States dollars, unless otherwise stated)

	March 31,	June 30,
	2006	2005
Assets	(Unaudited)	(Audited)

Current Assets:

Cash	$445,108	$11,250
Accounts receivable	16,262	-
Prepaid expense	77,957	-

	549,327	11,250

Long-term Assets:

Mineral properties (Note 2 and 6)	1,757,000	-
Vehicle (cost) (Note 2)	7,000	-
Computer equipment (cost) (Note 2)	2,413	-

	1,766,413	-

	$2,315,740	$11,250

Liabilities and Shareholders’ Equity

Liabilities
Current Liabilities:
Accounts payable	$3,117	$-
Capital Stock and Deficit:

Capital stock (Note 3)	30,258	11,268
Contributed surplus	3,357,015	1,755
Deficit	(1,074,650)	(1,773)

	$2,315,740	$11,250

Signed on behalf of the Board of Directors

“Christopher Crupi”	“Charles William Reed”

Director	Director

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.
(An Exploration Stage Mining Company)
Statement of Operations
For the Nine Months Ended March 31, 2006
(Expressed in United States dollars, unless otherwise stated)

For the	For the	For the	Cumulative
Three Months	Nine Months	Year	Since
Ended	Ended	Ended	Inception to
March 31,	March 31,	June 30,	March 31,
2006	2006	2005	2006
(Unaudited)	(Unaudited)	(Audited)	(Unaudited)

Interest income	$3,892	$5,018	$-	$5,018

Expenses:
Incorporation costs	-	-	-	1,773
Exploration	60,076	60,076	-	60,076
Professional fees	24,021	106,366	-	106,366
Travel and lodging	29,944	67,716	-	67,716
Geologist fees and expenses	82,898	222,428	-	222,428
Corporate communications	48,722	81,672	-	81,672
Consulting fees	484,518	486,018	-	486,018
Marketing	8,132	41,700	-	41,700
Office and administration	3,600	9,574	-	9,574
Service charges	1,229	2,345	-	2,345

	743,140	1,077,895	-	1,079,668

Net Loss	739,248	1,072,877	-	1,074,650
Deficit, beginning	335,402	1,773	1,773	-

Deficit, ending	$1,074,650	$1,074,650	$1,773	$1,074,650

Earnings (Loss) per share	$(0.024)	$(0.035)	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.
(An Exploration Stage Mining Company)
Statement of Cash Flows
For the Nine Months Ended March 31, 2006
(Expressed in United States dollars, unless otherwise stated)

	For the	Cumulative
	Nine Months	Since
	Ended	Inception to
	March 31,	March 31
	2006	2006
	(Unaudited)	(Unaudited)

Operating Activities:

Net loss	$(1,072,877)	$(1,074,650)
Add: back non-cash expenses	472,500	472,500
Accounts payable	3,117	3,117
Prepaid expense	(77,957)	(77,957)
Accounts receivable	(16,262)	(16,262)

	(691,479)	(693,252)

Investing Activities:

Increase in long-term assets	(716,413)	(716,413)

Financing Activities:

Proceeds from issuance of capital stock	1,841,750	1,854,773

Net increase in cash and cash equivalents	433,858	445,108
Cash and cash equivalents, beginning of year	11,250	-

Cash and cash equivalents, end of year	$455,108	$445,108

Non Cash Transactions:

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

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Unaudited)

(Expressed in United States dollars, unless otherwise stated)

1.	Basis of Presentation:

	a)	The Company, incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold and precious metal properties. The Consolidated financial statements of Paramount Gold Mining Corp. include the accounts of its wholly owned subsidiaries, Paramount Gold de Mexico S.A. de C.V. and Compania Minera Paramount SAC.

	b)	Going Concern:

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

	c)	Use of Estimates

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

2.	Principal Accounting Policies

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2006 are consistent with those used in fiscal 2005. The results of operations for the nine- month period ended March 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2006. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2005 and the notes thereto included in the Company’s Form 10SB filed with the SEC. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued) (Unaudited)

(Expressed in United States dollars, unless otherwise stated)

2. Principal Accounting Policies: (Continued)

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

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued) (Unaudited)

(Expressed in United States dollars, unless otherwise stated)

3.	Capital Stock
	Authorized -
	100,000,000 Common shares with a par value of $0.001
	Issued and fully paid -
			Paid In	Contributed
		Shares	Capital	Surplus

Balance, June 30, 2005		$ 11,267,726	$11,268	$ 1,755
(i)	Shares issued	34,000,000	34,000	-
(ii)	Forward split of shares - 2 new common	45,267,726	45,267	(45,267)
	shares for 1 old common share
(iii)	Returned to Treasury	(61,660,000)	(61,660)	61,660
(iv)	Private Placements	948,115	948	1,816,802
(v)	Shares issued	435,000	435	1,522,065

Balance, March 31, 2006		$ 30,258,567	$30,258	$3,357,015

(i)	On July 8, 2005 the Company issued 34,000,000 shares at par value.

(ii)	On July 11, 2005 the Board of Directors approved a forward split of the issued and outstanding common shares on the basis of 2 new common shares for each existing common share.

(iii)	Effective September 30, 2005, 61,660,000 shares were returned to treasury.

(iv)	The Company issued 649,008 common shares for proceeds of $817,750 pursuant to a private placement financing at a price of $1.26 per share.

(v)	On January 10, 2006 the Company concluded arrangements for a two tranche US $1,000,000 private placement financing of 1 year restricted common stock. The first tranche financing was priced at $3.20 per common share and the second tranche financing was priced at $3.50 per common share for a total share issuance of 299,107 common shares.

(vi)	The Company issued 300,000 shares to American Stellar Energy Inc. pursuant to its option agreement on the San Miguel Grouping. The Company issued 135,000 shares for services rendered for the nine months ending March 31, 2006.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued) (Unaudited)

(Expressed in United States dollars, unless otherwise stated)

4. Related Party Transactions

During the nine months ended March 31, 2006, a director, received payments on account of geologist fees and expenses in the amount of $41,745 and another officer and director, received payments on account of reimbursement of out of pocket expenses in the amount of $6,803. During the six months ended December 31, 2004 there were no related party transactions.

5.	Subsequent Events

Subsequent to March 31, 2006 the following events occurred:

Acquisition of New Concession

On May 3, 2006 the Company claimed Andrea, a new mining concession consisting of approximately 100,000 hectares located in Chihuahua.

6.	Mineral Properties

The Company has three mineral properties located within Sierra Madre gold district, Mexico, and one property, known as the Linda Property in Peru. Payments have been made as follows:

	March 31, 2006	June 30, 2005
	(unaudited)	(audited)

San Miguel Groupings	$1,513,000	$ -
La Blanca	200,000	-
Santa Cruz	44,000	-

	$1,757,000	$ -

There are no payments on account of acquisition costs for the Linda property.

a. Interest in San Miguel Groupings

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

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued) (Unaudited)

(Expressed in United States dollars, unless otherwise stated)

6. Mineral Properties (Continued)

b.	La Blanca

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

c.	Santa Cruz

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

d.	Interest in Linda Property

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

Paramount Gold Mining Corp. /s/ Christopher Crupi --------------------------- Christopher Crupi President and Secretary (Principal Accounting and Executive Officer) Dated: May 15, 2006