Form 10KSB
period 2006-06-30
PARAMOUNT GOLD MINING CORP.
filed 2006-09-28
CIK 1342854

United States Securities and Exchange Commission Washington, D.C. 20549 ------------------------ Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended Jun 30, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _________ to __________

Commission File Number 000-51600

PARAMOUNT GOLD MINING CORP. ------------------------------------------------------ Exact Name of Registrant as Specified in its Charter)

Delaware	20-3690109
-------------------------------	----------------------
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

     237 Argyle Avenue, suite 100 Ottawa, Ontario Canada K2P 1B8
----------------------------------------------------------------------------------
(Address of principal executive offices) (Zip code)

Registrant's Telephone Number, Including Area Code: (613) 226-7883 Securities Registered Pursuant to Section 12(b) of the Act: NONE Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $6,860.

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the OTC Pink Sheets on September 22, 2006 approximately $ 76,937,403 (Based upon a closing bid price of $2.46 per share.)

     Number of outstanding shares of the registrant's $.001 par value common stock, as of September 22, 2006: 31,275,367

     This Form 10-KSB contains "forward-looking statements" relating to Paramount Gold Mining Corp. ("Paramount” "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

     Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS. Overview and History

     We are an exploration stage company which has as its core business, precious metals exploration. We are a Delaware corporation. We were reincorporated on March 29, 2005 as Panelmaster Corp., which had been a previously incorporated company whose Certificate had expired with the State of Delaware. On April 14, 2005, the Company amended its Certificate of Incorporation, changing our name to Paramount Gold Mining Corp.

     Our chief executive officer is Christopher Crupi, a former Vice President of PricewaterhouseCoopers. Mr. Crupi oversees the administrative and operational activities. In addition to his duties at Paramount, Mr. Crupi is also President and CFO of AmMex Gold Mining Corp., a publicly traded mining exploration company with property interests in both the United Sates and Mexico.

     Our Manager of Exploration in Mexico is Charles William (“Bill”) Reed. Mr. Reed is a consultant to the Company and has committed 50% of his time to his duties at Paramount. In addition to his duties at Paramount, Mr. Reed is also Chief Geologist of AmMex Gold Mining Corp., a publicly traded mining exploration company with mining interests in both the United States and Mexico.

     Mr. Reed has significant mining experience in Mexico, as he was formerly Chief Geologist - Mexico for Minera Hecla S. A. de C. V., a subsidiary of Hecla Mining (NYSE:HL) from 1998 to 2004, and Regional Geologist, Mexico and Central America for Echo Bay Exploration from 1993 to 1998. While at Hecla, Mr. Reed supervised detailed exploration at the Noche Buena project, Sonora, and the San Sebastian silver and gold mine, Durango. He also discovered and drilled the Don Sergio vein that was later put into production.

     Mr. Reed has a Bachelor of Science Degree, Mineralogy, University of Utah and is a Registered Professional Geologist in the State of Utah. He also completed an Intensive Spanish Program at Institute De Lengua Espanola, San Jose, Costa Rica (1969).

     Our Manager of Exploration in South America is Alain Vachon, an independent geologist Barrick Gold as a senior geologist and who is familiar with the Company’s Linda property in Peru and is managing the Andean Gold Alliance with Teck Cominco in Peru, Argentina and Chile.

     In December 2005, John Simons joined us a senior advisor. Mr. Simons is a geologist who has had experience in the 1970s drilling multiple concessions on the San Miguel project. Mr. Simons will work on an as-needed basis to assist Mr. Reed in determining the most appropriate drill targets at San Miguel.

     Recently, John Carden has agreed to join the board of directors. Dr. Carden has more than twenty years experience in exploration management, teaching, and research. Past positions include President of Latitude Minerals Corporation (LTU), a publicly traded company on the Canadian Venture Exchange, and Director of U.S. exploration for Echo Bay Mining.

     We currently have two projects under option, the San Miguel Groupings property in Mexico and the Andean Gold Alliance with Teck Cominco Limited, comprising 21 properties in Argentina, Chile and Peru. A third project is a Joint Venture with Barrick Gold in Peru known as Linda. There is no assurance that a commercially viable mineral deposit exists on any of these properties, and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

BUSINESS OF THE ISSUER San Miguel Groupings

     We have an option to acquire up to a 70% interest in the San Miguel Groupings property in Mexico. We will need to spend $2.5 million on exploration in the first 30 months of the option agreement dated August 3, 2005. In June 2006 we accelerated the payments directly to the concession owner in order to secure interest in the property.

     San Miguel is located in Chihuahua, Mexico and lies in the Temoris mining district, part of the gold-silver belt of the Sierra Madre Occidental, just a few kilometers northwest of the town of Temoris. It can be accessed by vehicle and railway and has well-developed infrastructure with a recently constructed 33,000 volt power line. The project covers approximately 800 acres with an estimated 6 kms of strike in the historic gold/silver mining district.

     The Temoris mining district lies within a northwest trending belt of gold and silver deposits in the western portion of the Sierra Madre Occidental. Gold/silver mineralization in the project occurs as quartz veins and breccias within the west-northwest- and north-northwest-striking faults.

     The agreement dated August 3, 2005 with Amermin S.A. de C.V., the Mexican subsidiary of American Stellar Energy Inc., a publicly-listed company, OTC:AMRS requires us to make payments totaling $300,000 for a 35% equity interest in the San Miguel group of properties (“San Miguel Groupings”) located in the Chihuahua region of Mexico. Paramount can earn up to a 55% equity interest with an exploration expenditure of $1,000,000 within 18 months of the date of the agreement, and can earn up to a 70% equity interest with a further $1,500,000 exploration expenditure within 30 months of the date of the agreement.

     The agreement calls for Paramount to manage all exploration and development efforts at San Miguel. It is Paramount’s objective to spend $1,000,000 on exploration activity on the San Miguel property, which will fulfill its obligations to earn its 55% equity interest in the property. Satisfying this obligation will be subject to our securing additional financing, of which there can be no assurance.

San Miguel Groupings – La Blanca Concessions

     We added a second set of 4 concessions to the San Miguel Groupings by Letter of Intent signed on December 8, 2005 with Drilling Consultants Inc. to acquire a 100% interest in the La Blanca concessions. We also signed an agreement with Tara Resources (formerly American Stellar Energy Inc.) to our partner to earn a 30% interest in La Blanca, thus us with a 70% interest.

San Miguel Groupings – Andrea Concession

     During the year we announced a new concession named the Andrea which is comprised of approximately 100,000 hectares.

San Miguel Groupings – Work Program

     Phase 1 of exploration activities involves detailed geologic mapping and rock chip sampling of outcrops every 5 meters on 40 meter spaced sample lines. This phase will continue until the surface expression of the silver-bearing zone is completely defined. In some areas this includes shallow hand dug surface trench to remove old dumps from small-scale historic mining operations that occasionally mask outcrops. Phase 2 will involve sampling accessible underground mine workings to further define drill targets. Phase 3 will involve application for drill permits and associated roads and drill pads. Phase 4 and 5 will involve drill testing of targets defined by prior phases. Silver grades encountered during a mid 1970’s sampling and drilling program reported grades in the 4.5 ounce per tonne range. Recent surface sampling suggests silver grades in the 6 ounces per tonne range. These grades would support a viable surface mining operation assuming sufficient tonnage can be found.

     At San Miguel, host rocks include tertiary age andesite agglomerates, flow and tuffs that have been intruded by hyperbysal rhyodacitic bodies. Known silver mineralization exposed in historic mine workings include high angle brecciated quartz veins separated by zones of mineralized stockwork quartz veining. Hundreds of old small mines and prospects can be found along a 6 kilometer long belt. Some workings are partially accessible, but many are caved.

     Grid rock chip sampling of outcrops over the San Jose zone at San Miguel has been completed over a 100 by 250 meter zone with samples spaced at 5 meter intervals on 40 meters spaced sample lines. Sampling of this area continues. There is a network of old lumber roads on the property. No usable equipment exists. The Federal power grid was expanded into the area 3 years ago and is accessible.

     No reserves exist on the property, however, a mid 1970’s drill program did outline an 850,000 tonne resource averaging 4.5 ounce per tonne silver.

     At San Miguel, we are concentrating our efforts to define a silver occurrence that strikes NNW comprised of multiple high angle brecciated quartz veins containing high grade silver mineralization [ 10 to 20 ounces per tonne ] separated by zones of mineralized stockwork quartz veining with lower silver grades. We are following this zone to the NNW and SSE. To date, we have defined a zone 100 meters wide and more than 250 meters long and open along strike.

     It should be understood that even if we complete all phases of our current exploration program and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit (a reserve).

San Miguel Groupings – First Round of Drilling

We completed a first round of drilling in August 2006. The first nine drill holes represent initial testing on the San Luis, Montecristo and La Blanca zones, which are three of the over ten known mineralized zones located at San Miguel. Two of the three zones reported very significant intercepts of gold and silver mineralization and including gold of 35.5 g/t gold with 17 g/t silver over 4.0 meters in hole SL-02 at San Luis and 0.39 g/t gold and 80.62 g/t silver over 19.5 meters in hole MC-01 at Montecristo. Of significance, these intervals contain associated lead, zinc and copper sulfides,.

San Luis Mine Area:

Drill holes: SL-01, SL-02 & SL-03

We recently completed eight core drill holes in the San Luis Mine area at its San Miguel project. The assay results for the first three drill holes are listed below. DDH SL-01, SL-02 and SL-03 were drilled to test un-mined zones adjacent to a N50W striking high grade gold-silver quartz and quartz breccia vein mined by the Alaska Juneau Company between 1958 and 1962. This vein dips 70 to the NE and was mined from the surface to a down dip depth of approximately 250 meters. Old mine maps showing drill holes in the bottom of the shaft that indicate the high grade mineralization continues below the workings.

DDH SL-01 cut 8.9 meters between 84.80 and 93.72 meters averaging 0.64 g/ton gold and 18 g/ton silver and then entered a three and a half meter void were the vein had been previously mined out.

DDH SL-02 cut 4.0 meters between 141.00 and 145.00 meters averaging 35.50 g/ton gold and 17 g/ton silver.

DDH SL-03 cut 28.0 meters between 64.0 and 92.0 meters averaging 0.26 g/ton gold and 38.20 g/ton silver;

     including 8.0 meters between 64.0 and 72.0 meters averaging 0.05 g/ton gold and 51 g/ton silver; including 6.0 meters between 79.0 and 85.0 meters averaging 0.26 g/ton gold and 107 g/ton silver, and including 4.0 meters between 88.0 and 92.0 meters averaging 1.35 g/ton gold and less than 5 g/ton silver.

						Gold
DDH	From	To	Interval	Gold g/t Silver g/t		Equivalent

SL-01	84.80	93.72	8.92	0.64	18.00	0.94

SL-02	141.00	145.00	4.00	35.50	17.00	35.78

SL-03	64.00	92.00	28.00	0.26	38.20	0.90

Including	64.00	72.00	8.00	0.05	51.00	0.90

Including	79.00	85.00	6.00	0.26	107.00	2.04

Including	88.00	92.00	4.00	1.35	5.00	1.43

NOTE: All of the above intervals contain associated lead, zinc and copper sulfides. The analysis for these elements is not yet completed.

     The San Luis Mine is located immediately north and adjacent to the San Jose silver zone where detailed rock chip sampling completed earlier outlined an area 250 meters long and up to 50 meters wide that averaged 225 g/t silver. The San Jose zone is comprised of a series of quartz veins and stockwork quartz veinlets that strike N10-25W and dip 70-90 E. The intersection of the N50W San Luis structure with the San Jose structures controlled the high gold-silver mineralization in the San Luis Vein. Historic documents from the Alaska Juneau Company and recent detailed rock chip sampling by Paramount Gold indicate that other structural intersections host similar high grade gold silver mineralization.

Montecristo Area MC-01, MC-02 & MC-03

     Located in the NW portion of the Guazapares structural lineament that has a general strike of N20 – 30W, this mineralized zone can be traced more than six kilometers and contains hundreds of ancient mine workings that date as far back as the 1620’s. Three diamond drill holes (DDHs) have recently been completed in Montecristo area totaling 798.20 meters. Three vein like structures which strike N30-40E (Montecristo I, II and III), and the Montecristo hydrothermal breccia zone which strikes N30W were intersected in these drill holes.

     The Montecristo breccia is a recently recognized hydrothermal structure that was identified in old mine workings and confirmed by new exposures in recently constructed roads to drill sites. On surface, the Montecristo breccia can be recognized for a distance of more than 1000 meters along strike with thickness of 50 to 80 meters. This breccia was intersected at depth by DDHs MC 01 and MC-03

DDH MC-01 intersected 19.5 meters averaging 0.39 g/ton gold and 80.6 g/ton silver between 54.5 and 74 meters, and a 4.4 meters zone between 140.2 and 144.4 meters averaging 116 g/ton silver with low gold values.

DDH MC-03 intersected 29.5 meters averaging 0.61 g/ton gold and 11 g/ton silver between 92.5 and 122.0 meters with lower grade mineralization below. This breccia is considered of great importance because of the potential to develop a large low grade bulk tonnage resource. The vein structures require further drill testing to determine their significance. There is potential to discover structurally-controlled high-grade zones within the breccia.

.

Below is a summary of drill holes MC-01, MC-02 and MC-03

					Silver	Gold
DDH	From	To	Interval	Gold g/t	g/t	Equivalent	Target

MC-01	54.50	74.00	19.50	0.39	80.62	1.74	Montecristo Breccia

MC-01	74.00	87.00	13.00	0.02	24.11	0.42	Montecristo Breccia

							Montecristo I
MC-01	140.20	144.60	4.40	0.08	116.73	2.02	Structure

							Montecristo III
MC-02	74.50	80.00	5.50	0.00	20.55		Structure

MC-02	93.00	143.00	50.00	0.00	15.00

MC-03	92.50	122.00	29.50	0.61	11.25	0.80	Montecristo Breccia

MC-03	122.00	129.00	7.00	0.08	33.86	0.64	Montecristo Breccia

							Montecristo I
MC-03	170.00	181.00	11.00	0.39	74.40	1.63	Structure
	Including		1.15	3.22	373.00
							Montecristo I
MC-03	181.00	191.00	10.00	0.10	12.70	0.22	Structure

NOTE: Drill hole locations and orientations are listed below at the end of text.

Mineralization is associated with a rhyodacite intrusive rocks and a hydrothermal breccia developed along the contract with andesite tuffs and flows that host the felsic intrusive complex.

La Blanca Area LB-01, LB-02 and LB-03

Three DDHs [LB-01, LB-02 and LB-03] were drilled to test the historical drill data reported by War Eagle in the early 1990’s. Paramount twined three of the better reverse circulation [RC] War Eagle holes that cut the reported mineralization. These three holes did not confirm any of the War Eagle intercepts, but drill hole LB-01 did intersect 19.38 g/t silver at depth and it is possible that it could represent an extension of the Montecristo zone.

HoleID	Total Depth	Type	Target

LB-01	200.5	DDH	Twin of RC	20

LB-02	157.75	DDH	Twin of RC	17

LB-03	173.00	DDH	Twin of RC	21

The most significant intercepts are:

					Silver in	Gold
DDH	From	To	Interval	Gold in g/t g/t		Equivalent

LB-01	136.00	155.00	19.00	0.00	5.79	0.10

LB-01	155.00	163.00	8.00	0.08	19.38	0.41

LB-01	163.00	176.00	13.00	0.04	5.69	0.14

In general, the lithology consists of a hydrothermally altered tuff sequence intruded by rhyodacite, rhyolite and andesite. Most drill hole intercepts show strong silicification with disseminated pyrite, and moderate argillic alteration in some zones. Between 150.30 and 166.00 meters traces of galena were reported.

.

Based on our results to date on the La Blanca concessions we did not make the June 2006 payment of $180,000. Instead we renegotiated our agreement on the La Blanca area concessions to ensure a more conducive incentive based payment program. The restructured deal provides us with the opportunity to earn a 100% interest by making a cash payment of $US180,000 ($40,000 is paid) and a work commitment of US$500,000 to be completed before December 31 2007. A royalty of US$1.00 per gold equivalent ounce is payable on any reserves in the proven and probable category based on an independent audit, one to be completed at year end 2007 and year end 2008. Tara Gold (formerly American Stellar) our Joint Venture partner may opt in for 30% interest as per an area of interest agreement.

Quality Control Program

The quality control program includes detailed photos of the core before it is cut to half which is assayed at ALS Chemex's Vancouver laboratory. As part of quality assurance, quality control (QAQC), a blank (sterile) sample is submitted every 20th sample. Later, pulps from a number of intervals will be renumbered and pulps from known standards will be inserted between them in numerical order. These will then be submitted for reanalysis. The results will then be compared to the original values reported, and the known values of the inserted standards. Half-core samples have been retained on site for verification and reference purposes.

San Miguel Groupings – Results of Second Round of Drilling

In September 2006 we released the results of nine drill holes on our ongoing drill program. Ten silver intercepts ranged from 105 grams per tonne silver to 874 grams per tonne (g/t) across lengths ranging between 2 and 47 meters. The results from four of these drill holes represent the initial testing on the San Jose zone which is located immediately adjacent to the south side of the San Luis Mine zone where we previously reported 35.5 g/t gold with 17 g/t silver over 4.0 meters in drill hole SL-02 (see news release dated August 2, 2006).

The results below are the first four drill holes on the San Jose zone and the remaining five drill holes at the San Luis Mine zone

San Jose zone

Most significant intercepts in the San Jose area are drill holes SJ-03, SJ-04 and SJ-01. While SJ-02, SJ-03 and SJ-04 are preliminary, they are not expected to change significantly when lead and zinc values are reported. Turn around time at Chemex Labs has been delayed up to 30 days or more due to increased volume.

SJ-03 cut 29.0 meters from surface averaging 192.3 grams per tonne silver, including 5.2 meters from 9.2 to 14.4 meters of 874 grams per tonne silver

SJ-04 cut 47.0 meters from surface averaging 104.8 grams per tonne silver, including 6.5 meters from 10.75 to 17.25 meters of 553 grams per tonne silver.

SJ-01 cut 13.0 meters from surface averaging 121.5 grams per tonne silver, including 5.0 meters from 0.0 to 5.0 meters of 264 grams per tonne silver.

SJ-02 cut 24.65 meters starting from surface averaging 36.0 grams per tonne silver with the best intersect being 113 grams silver across 3.45 meters from 21.20 to 24.65 meters. SJ-01 reported low lead and zinc with the best interval being 5.0 meters from surface of 0.46% lead and 0.73% zinc, SJ-02, SJ-03 and SJ-04 results are waiting lead and zinc assays. Paramount believes that the drill intersects across San Jose are perpendicular to the zone, but true widths cannot be verified at this time.

San Jose, SJ-01 was drilled at 80 degrees and collared approximately 300 meters south of the San Luis (SL) zone, drill hole SL-02 (35.5g Au). San Jose, SJ-02 was drilled at 50 degrees and collared 25 meters SW of SJ-01. SJ-03 drilled at 50 degrees was collared 75 meters along strike to the South/Southeast from SJ-02 and drill hole SJ-04 drilled at 50 degrees was collared 50 meters further down strike from SJ-03 to the South/Southeast. Paramount Gold is awaiting assay results from seven more drill holes on the San Jose zone that continue to step out on strike to the South East and North West.

San Luis Mine zone

The results from the remaining five out of eight drill holes at San Luis also intersected significant silver. SL-04, SL-05, SL-06, SL-07 and SL-08 all reported significant widths of silver, varying from 29 grams per tonne to 252.5 grams per tonne. SL-04 also reported high zinc assays.

Most significant results were from SL-04 that cut four significant intercepts:

0.44 meters from 54.55 to 54.90 meters of 0.44 grams per tonne (g/t) gold, 29 g/t silver, 7.8% lead and 30% zinc, 2.0 meters from 89.0 to 91.0 meters of 253 g/t silver, 0.48% lead and 1.26% zinc, Above this was a 7 meter intercept from 82 to 89 meters of 3.2% zinc with 8 g/t silver, and 4 meters from 116 to 120 meters of 0.41 g/t gold, 146 g/t silver, 0.64% lead and 0.60% zinc.

SL-06 best intersect was 9 meters from 68.0 to 77.0 meters of 161 g/t silver.

SL-08 also cut numerous intervals of silver with lead and zinc, including 8.5 meters from 82.0 to 90.5 meters of 89 g/t silver with 0.44% lead and 0.24% zinc.

SL-04 is located approx. 35.0 meters west of discovery drill hole SL-02 (35.5g Au). SL-06 is located approx. 150 metres to the NorthWest of SL-02 and SL-07 is located approximately 40 meters further NW of SL-06. SL-08 is approximately 75 meters north of discovery hole SL-02 and SL-05 is approximately 80 meters NorthWest of SL-02

	Depth In	Meters	Interval	Gold	Silver	Lead	Zinc
Drill Hole	From	To	In Metres	gr/t	gr/t	%	%

SL – 04	54.55	54.90	0.44	0.44	29.00	7.81	30.00

	57.65	76.00	18.35	0.00	0.00	0.15	0.71

	82.00	89.00	7.00	0.00	8.00	0.98	3.20

	89.00	91.00	2.00	0.12	252.50	0.48	1.26

	97.00	116.00	19.00	0.03	37.16	0.10	0.33

	116.00	120.00	4.00	0.41	145.75	0.64	0.60

SL – 05	76.00	79.00	3.00	0.00	45.00	nvs	Nvs

	85.00	118.00	34.00	0.00	24.00	nvs	Nvs

SL – 06	58.00	68.00	10.00	0.00	33.81	nvs	Nvs

	68.00	77.00	9.00	0.00	161.44	nvs	Nvs

	77.00	86.30	9.30	0.00	49.32	nvs	Nvs

SL – 07	56	81.5	22.5	0	0	0.09	0.43

	81.50	86.70	5.20	0.00	38.65	0.12	0.56

SL – 08	25.10	31.90	6.80	0.00	0.00	0.22	0.42

	42.70	44.50	1.80	0.04	78.11	0.06	0.15
	50.15	54.15	4.00	0.00	33.76	0.51	0.69
	56.60	58.00	1.40	0.17	102.00	0.35	0.70
	62.90	70.50	7.60	0.00	78.62	0.08	0.32
	70.50	82.00	11.50	0.05	12.11	0.07	0.17
	82.00	90.50	8.50	0.04	88.66	0.44	0.24
	90.50	92.50	2.00	0.00	0.00	0.19	1.51

			SAN JOSE DRILL HOLES

SJ - 01	0.00	5.00	5.00	0.00	263.60	0.46	0.73
	5.00	13.00	8.00	0.00	32.75	0.06	0.18
	17.00	30.25	13.25	0.00	27.16	0.12	0.33

			PRELIMINARY RESULTS
			NO LEAD OR ZINC VALUES

SJ - 02	0.00	9.40	9.40	0.00	17.46
	9.40	20.20	10.80	0.00	31.02
	21.20	24.65	3.45	0.00	112.77

SJ - 03	0.00	9.20	9.20	0.01	48.33

	9.20	14.40	5.20	0.10	873.62

	14.40	16.20	2.60	0.11	21.81

	20.10	29.00	8.90	0.01	59.67

SJ - 04	0.00	10.75	10.75	0.08	49.33

	10.75	17.25	6.50	0.00	552.93

	17.25	34.00	16.75	0.02	8.70

	34.00	47.00	13.00	0.00	50.46

	47.00	59.00	12.00	0.00	30.42

	59.00	69.00	10.00	0.02	19.00

	87.40	94.00	6.60	0.27	7.20

	99.00	101.00	2.00	0.43	0.00

San Jose – Holes SJ-05 to SJ-08

The following are results of four of eight drill holes completed on the San Jose zone and comprised of two step out holes, SJ-05 and SJ-08 that are approximately 50 and 175 meters down strike, to the South of drill hole SJ-04 (553 g/t silver across 6.5 meters). Drill holes SJ-06 and SJ-07 step out approximately 60 meters to the South East and North East of SJ-04.

SJ-05	cut:	47.0 meters from surface averaging 131 grams per tonne silver, including 19.65 meters from
4.35 to 24.0 meters of 263 g/t silver, and 8.0 meters from 24.0 to 32.0 meters of 30 g/t silver and 0.51 g/t gold, and 5.0 meters from 42.0 to 47.0 meters of 93 g/t silver.

SJ-06	cut:	6.6 meters from 44.0 to 50.6 meters of 354 g/t silver, and 29.0 meters from 41.0 to 70.0 meters averaging 1.1 per cent zinc.

SJ-07	cut:	5.95 meters from 38.05 to 44.0 meters of 166 g/t silver, and 5.0 meters from 69.0 to 74.0 meters of 26 g/t silver and 1.23 g/t gold.

SJ-08	cut:	4.5 meters from 9.3 to 13.8 of 148 g/t silver and 4.0 meters from 46.5 to 50.5 meters of 149 g/t silver with 0.49 g/t gold.

San Miguel Groupings – Trenching Results

We conducting trenching program in September 2006 including eight trenches reported located in the La Union zone which is adjoining and to the South of the San Jose zone where Paramount reported drill results that included 874 g/t silver across 5.2 meters and 553 g/t silver across 6.5 meters (see news release dated Sept. 14, 2006).

Trenches one through eight span approximately 250 meters along strike on the La Union zone. Trench ZLU-01 starts approximately 150 meters South from drill hole SJ-04 (47 meters averaging 105 g/t silver) reported from the San Jose zone. Trenches continue down strike to the South and compare very well to earlier trench results from the San Jose zone.

The highlights of the trenching includes: ZLU-01 66.0 meters averaging 105.0 g/t silver

ZLU-02 33.2 meters averaging 30.0 g/t silver, including 1.3 metrs of 157 g/t silver and 0.90 g/t Gold ZLU-05 18.0 meters at 136.5 g/t silver ZLU-07 22.6 meters at 89.0 g/t silver

The trenches are excavated to a depth of 2-3 meters and extend from west to east across the quartz veins and stockwork quartz veins that host silver and gold mineralization in the Guazapares mining district. The trenches were cut through thin overburden to better define drill targets and spaced approximately 40 meters apart. The geology of the trenches is mapped in detail and continuous rock chip samples of no more than one meter in length are collected from the trench walls.

Area	Trench From		To		Width	Gold (g/t) Silver (g/t)
	(meters)

	ZLU-01	0.00		14.00	14.00	0.02	55.00
Las BBB

	14.00			51.00	37.00	0.05	135.00

	51.00			66.00	15.00	0.00	77.00

		0.00		66.00	66.00	0.03	105.00

Entre Las BBB	ZLU-02	0.00		1.30	1.30	0.90	157.00
y

La Union		1.30		5.30	4.00	0.00	18.00

		5.30		10.20	4.90	0.00	39.00

	10.20			28.20	18.00	0.01	19.00

	28.20			33.20	5.00	0.08	34.00

		0.00		33.20	33.20	0.05	30.00

	33.20			61.20	28.00	0.07	12.00

Entre Las BBB	ZLU-03	0.00		50.80	50.80	0.00	9.00
y

La Union

La Union	ZLU-04	0.00		14.00	14.00	0.55	56.07

	14.00			40.00	26.00	0.00	17.62

La Union	ZLU-05	6.00		19.00	13.00	0.06	22.62

	19.00			37.00	18.00	0.11	136.33
	37.00			44.00	7.00	0.00	41.57
	44.00			60.00	16.00	0.00	9.00

		6.00		44.00	38.00	0.08	79.97
		6.00		60.00	54.00	0.05	58.94

La Union	ZLU-06	0.00		15.00	15.00	0.02	21.40
	15.00			22.00	7.00	0.29	99.14

La Union	ZLU-07	4.00		26.60	22.60	0.40	89.00

La Union	ZLU-08	0.00	12.00	12.00	0.04	38.33

		18.50	31.00	12.50	0.00	26.00

Andean Gold Alliance – South America

On May 11, 2006 we signed an agreement to create the Andean Gold Alliance ("AGA") with Teck Cominco Limited (TSX: TEK.MV.A and TEK.SV.B) ("Teck Cominco") and its subsidiaries in Chile, Peru and Argentina. The AGA, initially consisting of 21 properties (10 in Argentina, 7 in Chile and 4 in Peru), creates a strategic alliance between Paramount and Teck Cominco for gold exploration in these three countries. The AGA also provides for a mutual Right of First Offer with respect to the divestiture of new and existing gold exploration properties over significant parts of Argentina, Chile and Peru.

Under the terms of the agreement, Paramount can vest in the AGA by incurring a minimum expenditure of US$3,000,000 over 3 years, with US$1,000,000 in expenditures (including a minimum of 3,000 metres of drilling on 3 properties) per year. In addition Paramount must issue Teck Cominco 210,000 units on signing and another 50,000 units a year for a total of 360,000 units. Each share will include a common share and a two year stock purchase warrant that shall be priced at a 30% premium to the 20 day trading average prior to issue.

Upon Vesting in the AGA, Paramount may earn a 100% interest in individual properties (with separate option for each property), subject to a retained 2% NSR Royalty and back-in right (as outlined below) to Teck Cominco, by incurring an aggregate expenditure (from the initial date of this agreement) of US$250,000 (including a US$50,000 minimum annual commitment) with respect to an individual property.

Teck Cominco may exercise its back-in right on each AGA property at any time up to 60 days after Paramount delivers notice that Paramount has spent US$3,000,000 on the individual property. Teck Cominco may earn a 60% interest by incurring 2 times the expenditures incurred by Paramount to a maximum requirement of US$6,000,000. Upon earning back a 60% interest, Teck Cominco shall extinguish the retained NSR Royalty and may elect to earn an additional 10% interest by completing, at its sole cost, a feasibility study on the property.

Teck Cominco has also agreed to participate in a private placement financing in Paramount by way of the purchase of 117,750 units at a price of $4.25 each for a total value of approximately US$500,000, where each unit shall include one common share and one stock purchase warrant expiring two years after issue.

Andean Gold Alliance – Work Program

Based on data provided by Teck Cominco Limited, as well as field visits to Chile and Argentina, the Paramount team in South America has identified 5 high priority properties of which 3 are in Argentina and 2 are in Chile.

Below is a brief description of the 5 high priority properties:

Chile: Maduro property: The Maduro property shows evidences of Au-Ag High Sulphidation and Porphyry mineralization. The source of the high grade samples collected by Teck Cominco Limited in 2004-2005 has not been identified. Teck Cominco Limited reported values as high as 73.8 g/t Au on a rusty and siliceous float. The satellite imagery shows an important zone of alteration on the property that has to be investigated.

Chile: Conali property: The Conali property is located in a prime exploration area known as the Barrick Gold Chile-Argentina mining camp that hosts approximately 50 M oz of gold equivalent. This mining camp comprises the Pascua-Lama deposit, the Veladero deposit (currently in production) and the El Indio deposit (actually closed). Conali is located along the same NNE volcanic trend that links Veladero to El Indio approximately 10 km north of El Indio and 20 km south of Veladero. Conali was staked by Teck Cominco Limited following the interpretation of ASTER satellite imagery which shows an important zone of alteration associated to a WNW fault system. This is a pattern well known and recognized at Pascua and Veladero.

Argentina: Espota property: The Espota property hosts porphyry gold mineralization characterized by a halo of alteration measuring 3 km x 2 km centering on a 500m x 700m core where gold and copper values are associated with a nucleus of potassic and silica alteration. Teck Cominco Limited conducted detailed geology, extensive sampling, geophysics and drilled 6 RC holes. Drilling failed to intersect economic mineralization while surface samples returned anomalous values in gold, silver, copper, arsenic and bismuth. Of note, gold values to a maximum of 25.34 g/t Au were encountered.

Argentina: Fortuna property: The Fortuna property is characterized by the presence of replacement pyrite-jarosite-gold mineralization and by polymetallic veins interpreted to be of intermediate sulphidation type. Grab samples from veins that range from 2 to 4 metres wide show values up to 8.7 g/t Au, 167 g/t Ag, less than 1% Cu, 1% Pb and 0.56% Zn. Abundant and widespread green copper oxide staining on jointing in quartzite suggests that the property also has potential for porphyry Cu style mineralization.

Argentina: Castanos property: This property shows complex geology composed of volcanics and intrusives where intermediate sulphidation, high sulphidation and porphyry copper style alteration and mineralization has been outlined. Values up to 19.54 g/t Au and 1,653 g/t Ag have been obtained from a sampling program undertaken by Teck Cominco Limited.

All 5 of these high priority properties present key components, including size of the system, alteration pattern, known mineralization and attractive setting that compare favourably to existing mining operations in South America.

Linda Property - Peru

     The Linda property in Peru is under option with Minera ABX Exploraciones S.A., a subsidiary of Barrick Gold Corporation. The option agreement, dated October 6, 2005, enables us to earn a 51% interest in the Linda property by drilling 6,000 meters within 30 months of the date of the option agreement.

     The Linda property is an exploration project and there are no known reserves. There exists good infrastructure, access to power, and good road access due to mining operations nearby. The Linda property is located at 250 km to the South-South-East of the town of Ayacucho, District of Chipao, Province of Lucanas, Department of Ayacucho, Peru. The property is located on the northwest flank of the inflexion of Abancay, a regional disturbance at the macro scale of a NW trending volcano-sedimentary belt. It is characterized by a typical Andean structural pattern delineated by dominant NW trending structures cut by NE ones.

     The immediate area of the project is occupied by a series of sedimentary rocks including limestone, calcareous siltstones and shale of late Jurassic or early Cretaceous age and, young volcanic of the lower Cretaceous to Quaternary age. The rocks are cut by several intrusive breccias and felsic intrusions.

     Past work on the property includes IP and 8 short diamond drill holes realized by North in 1998 and, detailed surface sampling by Horschild and Barrick in 2003-2004. This work led to the following conclusions: The project is suitable for low grade heap leaching large volume operation; the project presented skarn, porphyry and Carlin type affinities; alteration and mineralization are spread over a 1.5 km x 1.0 km zone; one hole indicated that oxide mineralization is at least 24 m deep; and the target is not confined to what has been delineated so far.

     Mineralization and alteration are associated with zones of silicification, siliceous hydrothermal breccias and de-carbonatization. Alteration minerals are: silica, chalcedony, opal and advanced argillic clay minerals.

     Previous sampling by Barrick Gold shows the following results: 263 samples out of 927 (28%) have returned gold values greater than 0.3 g/t Au including 169 with gold values greater than 0.5 g/t, 59 with gold values greater than 1 g/t and, 5 with gold values greater than 5 g/t Au. The arithmetical average of all samples that have values greater than 0.3 g/t Au stands at 0.93 g/t Au.

Linda Property – Work Program

     Phase 1 of exploration activities involves detailed geologic mapping and rock chip sampling, followed by an Induced Polarization (IP) survey. Phase 2 will involve application for drill permits and associated roads and drill pads. Phase 3 will involve 2,000 meters of drill testing of targets defined by prior phases. We are attempting to identify a heap-leach bulk gold deposit with gold grades that average 1 gram per tonne or higher.

     It is expected that Phase 1 will cost $50,000 and that Phase 2 will cost $25,000 and Phase 3 will cost $350,000. Paramount will determine whether to proceed with each successive phase of the exploration program upon completion of the previous phase, and upon analysis of results from that phase. It should be understood that even if Paramount completes all phases of our current exploration program and is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit (a reserve).

     In December 2005 we completed a detailed geological survey and sampling program within and outside the gold anomalous zones previously delineated by Minera ABX-Horchild-North. Ninety samples have been collected and the results show 28% with values greater than 300 ppb, indicating that the mineralization is associated to NW trending silicified structures coinciding with fold axis affecting the limestone and, some silicified breccia developped at the intersection of these structures with EW trending ones. Samples were taken as channel or composite over an area of 5 x 5 m: 10% of the samples have returned values greater than 1 g/t Au with a high of 2.9 g/t Au. Mineralization is composed of oxide (limonite-goethite-hematite), silica and no sulphides are visible.

     In August 2006, we recently completed five drill holes totalling 1,139 metres in order to test a geochemical anomaly measuring 700 m x 500 m where the arithmetic average of 263 surface samples with gold values greater than 300 ppb Au (0.3 g/t) which equals 0.93 g/t Au. Geophysical work conducted last year had detected a low to moderate high resistivity anomaly superimposed over the geochemical one. Four of the five holes drilled on the property returned grades that are within the range of the target sought by Paramount with the best value being 2.75 g/t Au over 12.70 m in hole LI-06-03. Paramount's target at Linda is a low grade (around 1 g/t Au) bulk tonnage (+100 million tonnes) disseminated gold deposit, comparable in grade to other producers in Peru, such as Newmont's 30 million oz. Yanacocha mine that averages 0.9 g/t Au, Barrick’s 7 million oz Alto Chicama mine that averages 1.4 g/t Au and, Aruntani mine (1.5 M oz Au) with head grades of 1 g/t Au.

Details of the 5 holes are in the table below:

Drill Hole

Azimuth

Dip

Length

Result (from to: core length)

LI-06-01:		045°	-45°	250.00	19.70	to	26.05:	6.35m	@	1.22	g/t	Au
LI-06-02:		045°	-45°	201.30	Nil
LI-06-03	:	225°	-55°	202.35	2.70 to 15.40 :			12.70m	@	2.75	g/t	Au
LI-06-04	:	045°	-50°	236.90	16.45	to	20.50 :	4.05m	@	1.59	g/t	Au
LI-06-05	:	045°	-45°	250.00	225.00 to 247.80 : 22.80m @ 0.25 g/t Au

Gold mineralization is associated to iron oxide (limonite-goethite), jarosite and dark silica alteration within brecciated limestone.

Quality Control Program

The quality control program for the 2006 drilling campaign is under the supervision of Alain Vachon, P.Eng. Geologist and Exploration Manager for Compania Minera Paramount in Peru, a qualified person as defined by Canadian National Instrument 43-101. Drilling was performed by Bradley-MDH of Lima. HQ core samples were first sawed in two equal parts and then sent to ASL Chemex in Lima, a certified and recognized laboratory for the Canadian Authorities where they were crushed, pulverized and assayed. Gold was analysed via neutronic activation fire assay finish with a limit of detection of 5 ppb.

Other Properties

     The Company signed a Letter of Intent on September 20, 2005 with Sydney Resource Corporation (TSXV:SYR) regarding the Yoquivo property in Mexico. Following due diligence, the Company decided to terminate this agreement.

FINANCING:

We have completed several private fundings during the year. We are currently in discussions with several groups to attract a more significant financing to aid in the funding of our drill programs. There can be no assurance that we will be successful in securing funding or if available, on terms acceptable to the Company.

     Paramount does not expect to generate revenues from either the San Miguel or Linda projects in the next 2 years. Further, it is not Paramount’s objective to enter the mine management business, but rather hopes to identify a resource that will enable them to attract a larger company to partner with who has experience developing and managing a mine.

COMPETITION:

     The mining industry is highly fragmented with many small, thinly capitalized companies pursuing exploratory development programs. Producing mines require significant capital expenditures and competition at that level is limited. As an exploration stage company, there are numerous competitors in each of our geographical segments. With the heightened activity in the exploration industry resources such as equipment (drills) and human resources are scarce amongst the various companies. In order to mitigate these matters we have established relationships with 2 major drilling companies. We have also engaged the full time services of numerous technical staff including geologists in order to ensure sufficient levels of technical expertise.

MARKET DESCRIPTION Gold and Silver:

     We are a precious metals exploration and development company. The gold and silver markets have been strong since 2001, where gold has increased from $268 per ounce to its current price of $585 per ounce and silver has increased from $4.58 per ounce to its current price of $ 11.25 per ounce (as of September 25, 2006). Management believes that both the gold and silver markets will remain strong for the foreseeable future. Management believes that for so long as gold remains above $300 per ounce, the San Miguel Groupings in Mexico, can be commercially exploited.

Mexico:

     Mexico is currently one of the world’s largest mineral producers. It is an ideal country for mining companies to operate given its stable government and inclusion in NAFTA. There are several world-class mines within a close proximity of the San Miguel property, including the Glamis Gold El Sauzal gold mine. Gammon Lake Resource's Ocampo Gold-Silver Project is approx. 40 miles to the North. Palmarejo, (TSXV:PJO) is developing the nearby Palmarejo mine and has acquired all the ground surrounding San Miguel. Palmarejo has the old Palmarejo mine that has an inferred resource of 3.1 million ounce gold equivalent. Palmarejo's property around San Miguel is currently in an early exploration phase.

Regulatory

We have obtained drill permits for the San Miguel Groupings and Linda Property.

     The Company is not currently subject to direct federal, state or local regulation, other than regulations applicable to businesses generally in the Company’s field of endeavors. However, there can be no assurances that the Company will not be subject to such regulation in the future.

Number of Employees

     As of September 22, 2006, the Company had 25 employees. The Company will need to add employees and contractors in order to carry out its planned exploration activities on a go-forward basis.

COMPANY RISKS

     Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose all of your investment in our company.

We have no current operations and a history of losses. Losses will likely continue in the future.

     We have no current operations and extremely limited resources. We have incurred significant losses in the past and will likely continue to incur losses unless our exploratory drilling program proves successful. Even if our drilling program identifies gold or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources or generate sufficient revenues to operate profitably.

     Our auditors have issued a going concern opinion which raises significant doubt regarding our ability to continue operations.

We will need to raise additional capital.

     The commercial exploitation of the mining property and the potential acquisition of additional properties will require additional capital. There is no commitment in place to secure this additional financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants. The Company may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to acquire additional capital or is required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on its financial condition.

We need to obtain financing in order to continue our operations.

     On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our mining activities. We have no existing bank lines of credit and have not established any definitive sources for additional financing. We will require additional funding if we want to commercially exploit the any mining property. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or abandon our mining properties.

There are no confirmed mineral deposits on any properties which we may derive any financial benefit.

     Neither the Company nor any independent geologist, has confirmed commercially mineable ore deposits. In order to carry out additional exploration programs of any potential ore body and to place it into commercial production, we will require substantial additional funding.

We have no history as a mining company.

     We have no history of earnings or cash flow from mining operations and our current management has limited experience in the mining industry. If we are able to proceed to production, commercial viability will be affected by factors that are beyond our control. Including the particular attributes of the deposit, the fluctuation in metal prices, the cost of construction and operating a mine, prices and refining facilities, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration of minerals, as well as the costs of protection of the environment.

No ongoing mining operations

     We are not a mining company and have no ongoing mining operations of any kind. We have interests in mining concessions which may or may not lead to production.

     There may be insufficient mineral reserves to develop the property and our estimates may be inaccurate.

     Three is no certainty that any expenditures made in the exploration of any properties will result in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore and no assurance can be given that any particular level of recovery of gold from discovered mineralization will in fact be realized or that any identified mineral deposit will ever qualify as a commercially mineable ore body which can be legally and economically exploited. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. There can be no assurance that gold recovered in small scale laboratory tests will be duplicated in large scale tests under on-site production conditions. Material changes in estimated reserves, grades, stripping rations or recovery rates may affect the economic viability of any project.

We face fluctuating gold and mineral prices and currency volatility.

     The price of gold as well as other precious base metals has experienced volatile and significant price movements over short periods of time and is affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations (including, the US dollar relative to other currencies) interest rates, global or regional consumption patterns, speculative activities and increases in production due to improved mining and production methods. The supply of and demand for gold, other precious and base metals are affected by various factors, including political events, economic conditions and production costs in major mineral producing regions.

Mining operations are hazardous, raise environmental concerns and raise insurance risks.

     Mining operations are by their nature subject to a variety of risks, such as cave-ins and other accidents, flooding, environmental hazards, the discharge of toxic chemicals and other hazards. Such occurrences may delay development or production, increase production costs or result in a liability. We may not be able to insure fully or at all against such risks, due to political or other reasons, or we may decide not to take out insurance against such risks as a result of high premiums or other reasons. We intend to conduct our business in a way that safeguards public health and the environment and in compliance with applicable laws and regulations. Environmental hazards may exist on properties in which we hold an interest which are unknown to us and may have been caused by prior owners. Changes to mining laws and regulations could require additional capital expenditures and increase operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain mining operations uneconomic.

Requirement for Permits and Licenses

Our future operations, including exploration and development activities, required permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Three can be no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at economically justifiable costs.

Currency Fluctuations

Any mining operations we undertake outside of the United States will be subject to currency fluctuations. Fluctuations in the exchange rate between the U.S. dollar and any foreign currency may adversely impact our operations. We do not anticipate that we will enter into any type of hedging transactions to offset this risk.

Political Stability

We intend to conduct operations in democratic and stable countries. However, with Mexico, like other developing companies, there is a greater likelihood of political unrest and changing rules and regulations regarding foreign investment. Political unrest would likely destabilize the country. This would in all likelihood adversely impact our proposed operations in any foreign jurisdiction.

Title Matters

While we intend to conduct our own due diligence prior to committing significant funds to any project, mining properties may be subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Should this occur, we fact significant delays, costs and the possible loss of any investments or commitment of capital.

Because of the speculative nature of exploration for gold properties, there is substantial risk that our business will fail.

     The search for gold as a business is extremely risky. We cannot provide any assurances that the gold mining interests that we acquired will contain commercially exploitable reserves of gold. Exploration for minerals is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves of gold.

     The gold market is a volatile market, will have a direct impact on the Company's revenues and profits and will probably affect whether the Company will be able to succeed.

     The current price of an ounce of gold on September 25, 2006 was approximately $585 per ounce. The price of gold has increased over the past few years. This has contributed to the renewed interest in gold mining and companies engaged in that business, including the exploration for gold. However, in the event that the price of gold falls, the interest in the gold mining industry may decline and the value of the Company's business could be adversely affected. Further, although it is anticipated that gold mining costs outside of the United States and Canada will be appreciably lower, no assurances can be given that the situation will remain, or that gold will remain at a price that will make mining operations profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of gold resources. Such conditions have resulted in period of excess supply of and reduced demand for gold on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for gold. The excess or short supply of gold has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. We cannot predict what the market for gold will be in the future.

Government regulation, or changes in such regulation may adversely affect the Company's business.

     The Company has and will, in the future, engage experts to assist it with respect to its operations. The Company is beginning to deal with the various regulatory and governmental agencies, and the rules and regulations of such agencies. No assurances can be given that it will be successful in its efforts. Further, in order for the Company to operate and grow its business, it needs to continually conform to the laws, rules and regulations of such jurisdiction. It is possible that the legal and regulatory environment pertaining to the exploration and development of gold mining properties will change. Uncertainty and new regulations and rules could increase the Company's cost of doing business or prevent it from conducting its business.

Our success will be largely dependent upon our ability to hire key personnel.

     As a result, the Company will have to hire key employees and consultants knowledgeable in operating a mining company. There can be no assurance that we will be able to locate qualified employees or consultants and if located, there can be no assurance that we will have sufficient funds to pay for their services. In addition, Christopher Crupi has committed only 50% of his time to the operations of the Company. If Mr. Crupi’s other business operations increase he may not be able to commit sufficient time to our operations.

Our Chief Executive Officer serves as the Chief Executive Officer of another Mining Company.

     Chris Crupi, our CEO, also serves as the CEO for AmMex Gold Mining Corp, another exploratory stage mining company. Mr. Crupi may be presented with business opportunities suitable for either entity. No formal plan or arrangement has been agreed upon to determine the resolution of any conflicts of interest.

We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have:

greater financial and technical resources; longer operating histories and greater experience in mining; greater awareness of the political, economic and governmental risks in operating in Ghana.

It is unlikely that we will be able to sustain profitability in the future.

     We incurred significant losses in 2005 and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully identify commercially exploitable mining reserves, there can be no assurance that we will have sufficient financing to exploit these reserves or find a willing buyer for the properties.

We have no reserves, no mining operations, and no income

     We currently have no revenues from operations, no mining operations, and no reserves. Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced. We have not established that precious minerals exist in any quantity in the property which is the focus of our exploration efforts, and unless or until we do so we will not have any income from operations.

Exploration for economic deposits of minerals is speculative.

     The business of mineral exploration is very speculative, since there is generally no way to recover any of the funds expended on exploration unless the existence of mineable reserves can be established and the Company can exploit those reserves by either commencing mining operations, selling or leasing its interest in the property, or entering into a joint venture with a larger resource company that can further develop the property to the production stage. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

     Our directors and executive officers lack significant experience or technical training in exploring for precious metal deposits and developing mines. Our Directors and Executive Officers lack significant experience or technical training in exploring for precious mineral deposits and developing mines. Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches such as mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in the industry.

Even if we are able to locate valuable ore sites, we may not be able to extract the minerals profitably.

     In particular, the silica or "desert dirt" from which we are attempting to extract minerals has proven difficult and other companies have failed and gone out of business because they have not been able to design and apply economic extraction processes. The Company is working to design such a process , but we do not yet have sufficient experience with it to make a reasonable prediction of our success. Without an economic extraction process, we will not be able to produce sufficient revenues to sustain operations, or demonstrate the existence of mineable reserves, and we will likely fail.

We self-insure against typical business risks.

     The Company does not maintain property and liability insurance against risks which are typical in the operation of its business. In view of its very limited operations, the difficulty of obtaining such insurance, the high deductibles and broad exclusions common to such policies, as well as the direct cost involved, the Company has determined not to obtain such coverage until it is warranted by its operations. The lack of such insurance could result in significant economic hardship for the Company should it suffer losses prior to obtaining coverage, perhaps resulting in the failure of our business.

     We may be liable for material arrearages and penalties in our workers compensation coverage: Although the Company is required to have workers compensation insurance, it has been operating without it. We are in the process of applying for such insurance and expect to have coverage soon. We do not believe that we have incurred any liabilities because of claims that may be filed for injuries that occurred before it becomes effective, but the total amount of back premiums, administrative fees, and penalties imposed could be material.

We are experiencing recurring liquidity problems.

     We have incurred net losses since our inception, with accumulated losses of $1,876,235 as of June 30, 2006, and expect to continue to incur losses for the foreseeable future. We have had no income from operations and have had to rely on periodic infusions of capital to cover our operating expenses. If we are unable to secure timely infusions of cash we will not be able to continue with the exploration of our properties and the designing of our recovery systems, will not be able to generate revenues, and may be forced to discontinue operations.

Our stock price may be volatile

     The market price of our common stock has historically been volatile. We believe investors should expect continued volatility in our stock price as a result of various factors, including:

	1.	low daily trading volume,
	2.	generally large spreads between quoted bid and offer prices,
	3.	uncertainty of the company's future,
	4.	sales of substantial amounts of our common stock by existing stockholders, including short sales,
	5.	Company disclosures regarding the results of various stages of our exploration operations.

     Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

     We expect to issue additional common shares in the future which would dilute the outstanding shares.

     As of June 30, 2006, approximately 59 million shares of our common stock were authorized but not issued and 387,750 were reserved for the possible exercise of warrants. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control.

Our independent auditors have issued a going concern opinion.

Due to our operating losses and deficits, our independent auditors in their financial statements have raised doubts about our ability to continue as a going concern. If we are not able to continue as a going concern, our operations will terminate and any investment in the Company will likely become worthless.

     Growth of our businesses is substantially dependent upon our ability to attract, develop and retain qualified and skilled mining professionals.

     A key component of our ability to grow our lines of business includes our ability to attract, develop and retain qualified mining professionals. The available pool of qualified candidates is limited. We cannot assure that we will be able to recruit, develop and retain qualified candidates in sufficient numbers to meet our staffing needs. Failure to attract and retain mining professionals could adversely affect our business, financial condition and results of operations.

     The mining industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in identifying and developing mining properties with sufficient reserves for economic exploitation.

     The mining industry is highly competitive and fragmented with limited barriers to entry, especially at the exploratory stages. We compete in national, regional and local markets with large multi-national corporations and against start-up operators hoping to identify a mining reserve. Some of our competitors have significantly greater financial resources than we do. This puts us at a competitive disadvantage if we choose to further exploit mining opportunities. As we expand into new geographic markets, our success will depend in part on our ability to locate and exploit mineral reserves.

     The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

     We believe that the successful execution of our business strategy and our ability to move beyond the exploratory stages depends on the continued employment of key members of our senior management team. If any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected.

     We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

     Our organization is subject to extensive and complex foreign, federal and state laws and regulations. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders. While we believe that we are currently compliant with applicable rules and regulations, if there are changes in the future, there can be no assurance that we will be able to comply in the future, or that future compliance will not significantly adversely impact our operations.

     We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

     Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Our common stock is currently quoted on the Pink Sheets, but trading in our stock is limited.

     The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains "forward-looking statements" relating to Paramount Gold Mining Corp. (“Paramount” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTIES.

     Our corporate office is located at 237 Argyle Avenue Ottawa, Ontario K2P1B8. We rent on a month to month basis approximately 1,000 square feet. The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act and or Section 4(2) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

      We are currently seeking new space. We do not foreseee any problem in finding new office space in Ottawa, Canada at a commercially reasonable rate.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A. Market Information

     Our common stock trades on the NASDAQ Over-the-Counter-Pink Sheets under the symbol "PGDP” and on Frankfurt under the symbol P6G. There is a limited market for our common stock, with very limited trading activities. Until August 26, 2006, there was no posted bid or ask price for our common stock.

2006	HIGH	LOW

First Quarter	$3.20	$1.80
Second Quarter	$4.35	$2.50
Third Quarter (through September 27)	$3,20	$1.80

2005

Third Quarter	$1.30	$0.60
Fourth Quarter	$1.50	$0.50

     The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

B. Holders

As of August 31, 2006 there were 39 stockholders of record of our common stock.

     Our transfer agent is Manhattan Transfer Registrar Co. whose address is 57 East Wood Road, Miller Place, New York 11764.

C. Dividends

     Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Delaware law.

D. Equity Compensation Plan

As of June 30, 2006 there were no shares authorized for issuance under any type of equity compensation plan.

E. Sale of Unregistered Securities

The following is a summary of the shares issued for cash or services during the year ended June 30, 2006:

Date			Holder	No. Shares Issued	Consideration
September 12, 2005			Bill Reed	250,000	Services
October 13, 2006			Worldwide Associates Inc.	649,008	$ 817,750
January 10, 2006			Alpha Capital	299,107	$1,000,000
March 17, 2006			American Stellar Energy	300,000	per Agreement
May	11,	2006	Alpha Capital	235,294	$1,000,000
May	11,	2006	Teck Cominco Limited	117,750	$ 500,437
May	11,	2006	Teck Cominco Limited	210,000	per Agreement
Various			Service Providers	280,000	services

     The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

  The sales were made to sophisticated or accredited investor, as defined in Rule 502;
  We gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- At a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

- Neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

     Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

     The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2006.

Introduction

     We are an exploratory stage mining company, that is, we have option agreement on claims to numerous mining concessions in Mexico, Peru, Argentina and Chile. We have not proven that they contain precious metals having commercial value. Both internally and using independent laboratories, we have conducted numerous tests on the surface assays and core samples from drilling.

Results of Operations for Fiscal Year Ended June 30, 2006

     With respect to our short term liquidity, our "Current Ratio" (current assets divided by current liabilities) as of June 30, 2006 was 2.03. As there were no current liabilities at June 30, 2005 it is not possible to determine a valid comparable ratio. The current ratio is a commonly used measure of a company's liquidity. Our management believes, however, that with a company still in the exploratory stage, the ratio may not be as significant as with an ongoing business either in comparing the Company with others in the industry or comparing one period with another. In analyzing our liquidity, we look at actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, when we determine that our short-term assets will not meet our current and anticipated obligations for a sufficient period of time, we must attempt to raise additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we may not be able to continue in business.

     In terms of our long-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

     At June 30, 2006, we had working capital in the amount of $ 444,320 compared with $ 11,250 at June 30, 2005.

     During fiscal year 2006, we incurred expenses of $ 1,881,322 primarily consisting of mineral exploration costs and administration and other overhead. We expect exploration costs to increase over the next twelve months, as we increase our expenses in a further effort to identify mineral reserves. Comparison with prior periods is difficult as this past year was the initial year in which we decided to pursue mineral exploration.

     During the fiscal year ended June 30, 2005, we did not have any revenue from operations. Revenues in fiscal 2006 consisted of interest earned on cash deposits.

     The operating loss for fiscal year 2006 was $ 1,874,462, or $0.04 per share, compared to an operating loss of $ 1,773 or $Nil per share, for the year 2005. The weighted average number of shares in the per-share calculations was 46,980,630 in fiscal year 2006, and 22,535,452 in fiscal year 2005.

As of June 30, 2006, the Company's cash balance was $465,791, compared to $11,250 on June 30,

2005.

     To date, largely because we have engaged only in exploration and not in production, we have not suffered any losses or incurred any liabilities related to environmental issues. If and when we are able to begin production, which is highly uncertain, we will make an evaluation to determine whether cash reserves should be established or other steps taken to minimize possible adverse consequences due to environmental matters. Such evaluation will consider, among other factors, the land or other sources from which the raw materials are taken and the land upon which the processing is done, the nature of any chemicals used in the processing, and the nature, extent, and means of disposition of the residue from the processing.

     Since our inception, we have funded our activities by issuing stock. Although we will continue periodically to seek external sources of funds, there can be no assurance that we will be able to raise sufficient capital to fund our operations. If we do raise equity capital, depending on the number of shares issued and the issue price of the shares, current shareholders' interests may be diluted.

     The Company's consolidated financial statements were prepared on a going concern basis, which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability to continue as a going concern is dependent on the Company's ability to generate profitable operations in the future, to maintain adequate financing, and to achieve a positive cash flow. There is no assurance it will be able to meet any or all of such goals. Because of our net losses and net capital deficiency, our auditor’s have issued a going concern opinion based on our financial situation as of June

30, 2006.

Plan of Operation For Fiscal Year 2005-2006

Mexico

     We plan to continue the drill program at the San Miguel Groupings in order to further define a resource. In doing so we will continue to expend funds to earn our interest in the option agreement with Tara Resources (formerly American Stellar Energy).

Andean Gold Alliance

     We have identified 5 priority properties in Argentina and Chile. We plan on commencing our drill program on one property in early 2007. We also plan to continue exploration and reconnaissance work on other properties in the portfolio with a view to identifying suitable targets for drilling. Should it be determined that any properties have little chance of bearing a resource we will discard them from the portfolio.

Linda Property - Peru

We continue our exploration program with a view to identifying further drill targets on the property.

Human Resources

We continue our search for executive management including additional Directors, and a senior Chairman and CEO. We will engage consulting firms to do so.

Financing

Management is currently raising capital in the form of equity financing to accelerate the drill programs in

Mexico and South America.

Item 7. FINANCIAL STATEMENTS

     Our financial statements have been examined to the extent indicated in their reports by Cinnamon Jang Willoughby & Company and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Paramount Gold Mining Corp. (An Exploration Stage Mining Company)

Consolidated Financial Statements

Year ended June 30, 2006

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

“Christopher Crupi”

Christopher Crupi, CA President and Chief Financial Officer.

C innamon Jang Willoughby & Company

Chartered Accountants

1 A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Paramount Gold Mining Corp. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheet of Paramount Gold Mining Corp. as at June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether these financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2006 and 2005 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

     These consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 b) to the consolidated financial statements, the company has incurred recurring net losses and a net capital deficiency. These factors raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans to rectify the capital deficiency and losses are outlined in Note 1 b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Cinnamon Jang Willoughby & Company” Chartered Accountants

Burnaby, Canada September 22, 2006

Paramount Gold Mining Corp.
(An Exploration Stage Mining Company)
Balance Sheet
As at June 30, 2006 and June 30, 2005
(Expressed in United States dollars, unless otherwise stated)

Assets

Current Assets:	June 30,	June 30,
	2006	2005
Cash	$465,791	$11,250
Amounts receivable	177,110	-
Prepaid and Deposits	230,665	-

	873,566	11,250

Long-term Assets:
Mineral properties (Note 7)	2,932,800	-
Equipment (Note 8)	42,303	-

	2,975,103	-

	$3,848,669	$11,250

Liabilities and Shareholders’ Equity

Liabilities

Current Liabilities:

Accounts payable	$223,666	$-
Demand Note (Note 6)	205,580	-
	429,246	-
Shareholders’ Equity:

Capital stock (Note 4)	30,966	11,268
Additional Paid in Capital	4,820,690	1,755
Contributed Surplus	444,002	-
Deficit accumulated during the	(1,876,235)	(1,773)
Development Stage	3,419,423	11,250

	$3,848,669	$11,250

Going Concern (Note 1 b)

Signed on behalf of the Board of Directors

“Christopher Crupi” “Charles William Reed”

__________________________________
Director Director

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.
(An Exploration Stage Mining Company)
Statement of Operations
For the Year Ended June 30, 2006
(Expressed in United States dollars, unless otherwise stated)

For the Year Ended	For the Year Ended	Cumulative
June 30, 2006	June 30, 2005	Since
Inception to
June 30, 2006

Interest income	$6,860	$-	$6,860

Expenses:
Incorporation costs	-	1,773	1,773
Exploration	533,616	-	533,616
Professional fees	205,705	-	205,705
Travel and lodging	77,127	-	77,127
Geologist fees and expenses	524,409	-	524,409
Corporate communications	118,461	-	118,461
Consulting fees	299,877	-	299,877
Marketing	73,101	-	73,101
Office and administration	34,876	-	34,876
Interest and service charges	4,604	-	4,604
Insurance	4,900	-	4,900
Amortization	4,646		4,646

	1,881,322	-	1,883,095

Net Loss	1,874,462	-	1,876,235
Deficit, beginning	1,773	1,773	-

Deficit, ending	$1,876,235	$1,773	$1,876,235

Earnings (Loss) per share	$(0.04)	$(0.00)	$(0.05)
(basic and diluted)

Weighted average number of
shares outstanding	46,980,630	22,535,452	37,440,895
(basic and diluted)

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.
(An Exploration Stage Mining Company)
Statement of Cash Flows
For the Year Ended June 30, 2006
(Expressed in United States dollars, unless otherwise stated)

		For the	For the Year		Cumulative
		Year Ended	Ended		Since
		June 30,	June 30,		Inception to
		2006	2005		June 30, 2006
Operating Activities:

Net Loss		$(1,874,462)	$-		$(1,874,462)
Adjustment for:
Amortization		4,646	-		4,646
Consulting services issued for shares		286,377	-		286,377
(Increase) Decrease in accounts receivable		(177,110)	-		(177,110)
(Increase) Decrease in prepaid expenses		(64,374)	-		(64,374)
Increase (Decrease) in accounts payable		223,666	-		223,666

Cash from Operating Activities		(1,601,257)	-		(1,601,257)

Investing Activities:

Purchase of Mineral Properties		(1,455,000)	-		(1,455,000)
Purchase of Equipment		(46,969)	-		(46,969)

Cash used in Investing Activities		(1,501,969)	-		(1,501,969)

Financing Activities:

Proceeds from Demand Notes Payable		205,580	-		205,580
Proceeds from Issuance of Capital Stock		3,352,187	11,250		3,363,437

Cash from Financing Activities:		3,557,767	11,250		3,569,017

Increase in Cash		454,541	11,250		465,791
Cash, beginning		11,250	-		-

Cash, ending	$	465,791	$11,250	$	465,791

Supplemental Cash Flow Disclosure:
Interest Paid	$	3,316	$-	$
Taxes Paid	$	-	$-	$	-

Non Cash Transactions (Note 3)

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.
(An Exploration Stage Mining Company)
Statement of Stockholders’ Equity
For the Year Ended June 30, 2006
(Expressed in United States dollars, unless otherwise stated)

			Capital in	Accumulated		Total
			Excess of	Earnings	Contributed	Stockholders'
	Shares	Par Value	Par Value	(Deficiency)	Surplus	Equity

Balance at inception	-	$-	$-	$ -	$ -	$-

Private Placement	11,267,726	11,268	1,755	-	-	13,023
Net income (loss)	-	-	-	(1,773)	-	(1,773)

Balance June 30, 2005	11,267,726	11,268	1,755	(1,773)	-	11,250

Private Placement	34,000,000	34,000	-	-	-	34,000
Forward Split	45,267,726	45,267	(45,267)	-	-	-
Returned to Treasury	(61,660,000)	(61,660)	61,660	-	-	-
Private Placements	1,301,159	1,301	3,316,886	-	-	3,318,187
Capital Issued for Services	280,000	280	452,370	-	-	452,650
Capital Issued for Mineral Properties	510,000	510	1,033,286	-	-	1,033,796
Fair value of Warrants	-	-	-	-	444,002	444,002
Net Income (Loss)	-	-	-	(1,874,462)		(1,874,462)

Balance December 31, 2005	30,966,611	$30,966	$4,820,690	$ (1,876,235)	$ 444,002	$ 3,419,423

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

	d)	Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provision of Statement of Financial Accounting No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises”, as it were devoting substantially all of its efforts to acquiring and exploring mineral properties. It is industry practice that mining companies in the development stage are classified under Generally Accepted Accounting Principles as exploration stage companies. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration or development stage.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Expressed in United States dollars, unless otherwise stated)

2. Principal Accounting Policies

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

Long Term Assets Mineral Properties

Cost of acquiring mineral properties are capitalized until the properties have been sold, abandoned or an impairment test concludes a write-down is necessary.

Office Furniture and Equipment

Office furniture and equipment are capitalilized at cost. Amortization is recorded on a declining balance basis at a rate of 20% per annum. In the year of acquisition only one half year of amortization is taken.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have note been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years; and accordingly is offset by a valuation allowance.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Translation gains and losses that arise from exchange rates fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions in foreign currency are translated into U.S dollars as follows:

monetary items at the rate prevailing at the balance sheet date;

non-monetary items at the historical exchange rate;

revenue and expenses that are monetary items are valued at the average rate in effect during the applicable accounting period.

Asset Retirement Obligation

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognizable over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted-risk-free interest rate. To date, no material asset retirement obligation exists due to the early stage of the Company’s mineral exploration. Accordingly, no liability has been recorded.

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company may vary form region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not anticipate any material capital expenditures for environmental control facilities.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Expressed in United States dollars, unless otherwise stated)

2.	Principal Accounting Policies: (Continued)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The basic and diluted EPS has been retroactively restated to take into effect the 2 for 1 stock split that occurred on July 11, 2005.

Concentration of Credit and Foreign Exchange Rate Risk

Financial instruments that potentially subject the Company to credit and foreign exchange risk consist principally of cash, deposited with a high quality credit institution and amounts receivable, mainly representing value added tax recoverable from a foreign government. Management does not believe that the Company is subject to significant credit or foreign exchange risk from these financial instruments.

3.	Non Cash Transactions:

The company entered into certain non-cash operating, investing and financing activities as follows:

	2006	2005
Operating Activities:
Prepaid expenses	$(166,291)	$-
Consulting services	(286,359)	-

Financing Activities:
Shares issued for consulting services and mineral properties	1,660,150	-

Investing Activities:
Acquisition of mineral properties	(1,207,500)

The company issued 300,000 shares to American Stellar Energy Inc. in consideration of its option agreement for the San Miguel Groupings valued at $ .88 per share based on trading values at date of issue for total consideration of $ 264,000 and recorded as mineral property in the year ended June 30, 2006.

The Company issued 210,000 shares to Teck Cominco Limited pursuant to the terms of the Andean Gold Alliance valued at $4.25 per share as set out in agreement for total consideration of $892,500.

The Company also issued 135,000 shares for consulting services rendered valued at $3.50 per share based on trading values for total consideration of $472,500. The Company also issued 100,000 shares for consulting services rendered value at $3.23 per share based on trading values at the date of issue for total consideration of $323,000 which has been recorded as expense in the year ended June 30, 2006. The Company also issued 45,000 shares for consulting services rendered valued at $2.63 per shares based on trading values at the date of issue for total consideration of $118,350.

Paramount Gold Mining Corp.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Expressed in United States dollars, unless otherwise stated)

4.	Capital Stock:

	Authorized -
	100,000,000 Common shares with a par value of $0.001
	Issued and fully paid -
			Paid In	Contributed
		Shares	Capital	Surplus

Balance, June 30, 2005		11,267,726	$11,268	$ 1,755
(i)	Shares issued	34,000,000	34,000	-
(ii)	Forward split of shares - 2 new common	45,267,726	45,267	(45,267)
	shares for 1 old common share
(iii)	Returned to Treasury	(61,660,000)	(61,660)	61,660
(iv)	Private Placements	1,301,159	1,301	3,316,886
(v)	Shares issued	790,000	790	2,855,560

Balance, June 30, 2006		30,966,611	$30,966	$6,190,594

(i)	On July 8, 2005 the Company issued 34,000,000 shares at par value for proceeds of $34,000.

(ii)	On July 11, 2005 the Board of Directors approved a forward split of the issued and outstanding common shares on the basis of two new common shares for each existing common share.

(iii)	Effective September 30, 2005, 61,660,000 shares were returned to treasury.

(iv)	The Company issued 649,008 common shares for proceeds of $817,750 pursuant to a private placement financing at a price of $1.26 per share.

(v)	On January 10, 2006 the Company concluded arrangements for a two tranche $1,000,000 private placement financing of one year restricted common stock. The first tranche financing was priced at $3.20 per share and the second tranche financing was priced at $3.50 per share for a total share issuance of 299,107 common shares.

On May 11, 2006 the Company concluded arrangements for a $1,000,000 private placement financing of one year restricted common stock priced at $4.25 per share for a total issuance of 235,294 common shares.

On May 10, 2006 the Company entered into an agreement whereby the Company issued 117,750 units representing one year restricted common stock and one share purchase warrant at a price of $4.25 per share for total consideration of $500,437 of which $122,702 was allocated to contributed surplus.

The Company issued 300,000 shares to American Stellar Energy Inc. pursuant to its option agreement on the San Miguel Grouping. The Company issued 210,000 units representing one restricted common share and one share purchase warrant to Teck Cominco Limited pursuant to the Andean Gold Alliance. Additionally, the Company issued 280,000 shares for services rendered for the year ending ending June 30, 2006.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Expressed in United States dollars, unless otherwise stated)

4. Capital Stock: (continued)

Warrants:

During the year-ended June 30, 2006 the board of directors approved the issuance of warrants to purchase an aggregate of 327,500 share of the Company’s common stock. Such warrants are exercisable at prices ranging from $5.00 to $5.03 per share, vest immediately and expire on June 6, 2008.

During the year-ended June 30, 2006, there were no warrants exercised or cancelled to purchase stock of the Company.

The following share purchase warrants were granted during the year-ended June 30, 2006 and outstanding at year-end:

Number of	Exercise Price	Expiry Date
Warrants

117,500	$ 5.00	June	6,	2008

210,000	5.03	June	6,	2008

The investors in the May 10, 2006 private placement received share purchase warrants for the purchase of 327,500 shares of common stock which were valued at $444,002. For the purposes of estimating the intrinsic fair value of each warrant as of dates of the private placements, the Company used the Black Scholes option-pricing model. The Company estimated the fair value of the warrants assuming no expected dividends and the following assumptions:

Average risk-free interest rate	4.2%
Average expected life	2 years
Expected volatility	80%
Expected dividends	0%

5. Related Party Transactions

During the year ended June 30, 2006, directors received payments on account of geologist fees and expenses in the amount of $69,709 (2005: $Nil).

During the year ended June 30, 2005 there were no related party transactions.

At June 30, 2006, the Company had a demand note payable of $105,580 to a company with a common director. The demand note is non-interest bearing and is due on demand.

The above transactions were recorded at the exchange amount, which was amounts agreed to between the parties.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Expressed in United States dollars, unless otherwise stated)

6.	Demand Note

The demand notes payable bear interest at the rates ranging from 0% to 8% per annum and is convertible into common stock under terms to be negotiated at a later date.

7.	Mineral Properties

The Company has three mineral properties located within Sierra Madre gold district, Mexico, and one property, known as the Linda Property in Peru. Payments have been made as follows:

	June 30, 2006	June 30, 2005

San Miguel Groupings	$2,053,000	$-
La Blanca	325,000	-
Santa Cruz	44,000	-
Montecristo III	63,000	-
Andean Gold Alliance	2,019,600	-
Andrea	20,000	-
	$4,524,600	$-

There were no payments on account of acquisition costs for the Linda property.

a. Interest in San Miguel Groupings

The Company has an option to acquire up to a 70% interest in the San Miguel Groupings located in near Temoris, Chihuahua, Mexico. The Company’s interest in the San Miguel Groupings increases as certain milestones are met as outlined in the table below:

Interest	Cash	Required Exploration	Required Share
Earned	Payment	Expenditures	Issuances

35%	$300,000	$-	300,000

55%	$-	$1,000,000	200,000

70%	$-	$1,500,000	200,000

The Company is required to make an additional payment of $50,000 (or equivalent value of the Company’s shares) on every anniversary date of the agreement (being August 3, 2005).

In order to earn a 55% interest in the San Miguel Groupings, the Company is required to spend $1,000,000 on exploration and development prior to February 3, 2007 and to increase the interest to 70% the Company is required to spend an additional $1,500,000 prior to February 3, 2008.

As at June 30, 2006, the company has made cash payments of $300,000 and issued 300,000 Rule 144 Restricted Common Shares thus giving the company a 35% interest in the San Miguel Groupings.

The agreement contains a standard dilution clause where if either participant’s interest has been diluted to under 20%, the interest will automatically convert into a 2% NSR and the agreement will become null and void. At any time, the NSR can be reduced to 1% by either party in exchange for a $500,000 payment.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Expressed in United States dollars, unless otherwise stated)

7.	Mineral Properties: (continued)

	b.	La Blanca

The company has an option to acquire a 100% in the La Blanca property located in Guazapares,

Chihuahua, Mexico. The option agreement requires aggregate payments of $4,300,000 as set forth in the following table:

Date	Cash Payment
Required

January 20, 2006	$ 50,000

January 31, 2006	150,000

April 30, 2006	125,000

June 10, 2006	180,000

July 30, 2006	125,000

October 30, 2006	200,000

November 10, 2006	180,000

January 30, 2007	200,000

February 10, 2007	210,000

April 30, 2007	150,000

May 10, 2007	210,000

September 10, 2007	225,000

January 10, 2008	225,000

May 10, 2008	250,000

September 10, 2008	250,000

January 10, 2009	325,000

May 10, 2009	325,000

September 10 , 2009	435,000

January 10, 2010	435,000

American Stellar Energy, Inc. has the ability to acquire up to a 20% of the Company’s interest in the La Blanca properties by paying 20% of all payments due under the terms outlined above starting with January 30, 2007. After all payments have been made as outlined above, American Stellar will have earned an additional 10% interest in the property and thereby increased their total interest to 30% and reduced the Company’s interest to 70%.

c.	Santa Cruz

The Company has earned a 70% interest in the Santa Cruz mining concession located adjacent to the San Miguel Groupings. The terms of the agreement called for payments of $50,000 prior to March 7, 2006 and all required payments were made by the Company. The option also includes a 3% NSR payable to optioner.

d.	Montecristo III

The Company acquired the Montecristo III mining concession located near Temoris, Chihuahua, Mexico for a cost of $63,000.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Expressed in United States dollars, unless otherwise stated)

7.	Mineral Properties: (continued)

	e.	Andean Gold Alliance

The Company has an option to acquire a 100% interest in the Andean Gold Alliance consisting of 21 properties (10 in Argentina, 7 in Chile and 4 in Peru). The options agreement requires the Company to issue 360,000 units with each unit consisting of one common share and one share purchase warrant and to incur aggregate expenditures of $3,000,000. The share purchase warrants expire 2 years subsequent to the issue date and are exercisable at a 30% of the 20 day weighted average share price of the Company prior to the issuance. The following table sets out the dates for which the units must be issued:

		Date	Required Share
			Issuance

Upon acceptance of agreement			210,000

October	31,	2007	50,000

October	31,	2008	50,000

October	31,	2009	50,000

The following tables sets out the dates for which aggregate expenditures must be completed:

		Date		Aggregate amount of
				Expenditures

October	31,	2007	*	$1,000,000

October	31,	2008		2,000,000

October	31,	2009		3,000,000

*	Included in this commitment is a requirement of the Company to complete a minimum of 3,000 feet of drilling by October 31, 2007.

The agreement includes a 2% NSR payable to optionor upon the optionor incurring $250,000 agregate expenditures (including a $50,000 minimum annual commitment) with respect to an individual property. The optionor may exercise its back-in-right on each Andean Gold Alliance property within 60 days of the Company delivering notice that it has met it’s aggregate expenditure commitment of $3,000,000. The right requires the optionor to earn a 60% interest by incurring expenditures up to $6,000,000. Upon the optionor earning a 60% interest in the property the NSR requirement is estinguished. The optionor also has the ability to earn an additional 10% interest in the property by completing a feasibility study. Included in the option agreement is a private placement whereby the optoinor purchased 117,750 units of the Company at a price of $4.25. Each unit includes one common share and one share purchase warrant exercisable at $4.77.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Expressed in United States dollars, unless otherwise stated)

7.	Mineral Properties (Continued)

	f.	Andrea

The Company acquired the Andrea mining concession located in the Guazapares mining district in Chihuahua, Mexico for a cost of $20,000.

	g.	Interest in Linda Property

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

8.	Fixed Assets

2006		Accumulated		Cost
Depreciation	Net Book Value

Equipment			$ 46,949	$ 4,646	$ 42,303

Equipment costs include purchases of computer equipment, field equipment and office furniture.

The Company had no equipment at June 30, 2005.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Expressed in United States dollars, unless otherwise stated)

9. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $1,874,462 pursuant to SFAS No. 109 the Company is required to compute net tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset as June 30, 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are disclosed below:

	Canada	Peru/Mexico

Net Operating Loss	$404,563	$ 1,469,899
Statutory Tax Rate	34%	30%
Effective Tax Rate	-	-
Deferred Tax Asset	$137,551	$440,969
Increase in Valuation Allowance	(137,551)	(440,969)

Net Deferred Tax Asset	$-	$-

10.	Recent Accounting Pronouncements

	a)	During June 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Correction. The new standard requires that entities which make a voluntary change in accounting principle apply that change retroactively to prior period financial statements, unless this would be impracticable. For changes in methods of depreciation, amortization or depletion for long-lived assets, the change mut be accounted for prospectively, as a change in estimate. SFAS No. 154 is effective for the company’s 2007 financial statements.

	b)	In June 2005, the Emerging Issues Task Force issued EIFT 04-06 – Accounting for Post-Production Stripping Costs in the Mining Industry. The EIFT requires that stripping costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF 04-06 is effective for the company’s 2007 financial statements. As at June 30, 2006 the company had no deferred stripping costs.

Paramount Gold Mining Corp. (An Exploration Stage Mining Company) Notes to Consolidated Financial Statements For the Year Ended June 30, 2006

(Expressed in United States dollars, unless otherwise stated)

11. Segmented Information

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities. All administrative activities are carried out in Canada.

Loss for the year by geographical segment

	Canada	Mexico	Peru	Consolidated

Interest income	$6,860	$-	$-	$6,860

Expenses:
		-	-
Exploration	-	372,040	161,576	533,616
Professional fees	168,865	16,834	20,006	205,705
Travel and lodging	20,690	41,388	15,049	77,127
Geologist fees and expenses	-	379,505	144,904	524,409
Corporate communications	118,461	-	-	118,461
Consulting fees	-	299,877	-	299,877
Marketing	73,101	-	-	73,101
Office and administration	25,865	-	9,011	34,876
Interest and service charges	4,441	-	163	4,604
Insurance	-	-	4,900	4,900
Amortization	-	-	4,646	4,646

	411,423	1,109,644	360,255	1,881,322

Deficit, ending	$404,563	$1,109,644	$360,255	$1,874,462

Assets at June 30, 2006 by geographical segment

	Canada	Mexico	Peru	Consolidated

Mineral Properties	$-	$2,505,000	$2,019,600	$4,524,600
Equipment	-	-	42,303	42,303

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A - CONTROLS AND PROCEDURES

     Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the company's internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the company's internal controls over financial reporting.

Item 8B – CHANGES IN INTERNAL CONTROLS

     Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position(s)
Christopher Crupi	37	Director, President and CFO
Bill Reed	64	Director and Vice President

Also Mr. John Carden has been nominated to serve as an Independent Director.

Christopher Crupi – Background and Duties

     Our president and chief executive officer is Christopher Crupi, a former Vice President of PricewaterhouseCoopers. Mr. Crupi has a Bachelor of Commerce degree and is a Chartered Accountant. Mr. Crupi oversees the administrative and operations activities. In addition to his duties at Paramount, Mr. Crupi is also President and CFO of AmMex Gold Mining Corp., a publicly traded mining exploration company with property interests in both the United Sates and Mexico.

Bill Reed – Background and Duties

     Our Manager of Exploration in Mexico is Bill Reed. Mr. Reed is a consultant to the Company and has committed 50% of his time to his duties at Paramount. In addition to his duties at Paramount, Mr. Reed is also Chief Geologist of AmMex Gold Mining Corp., a publicly traded mining exploration company with mining interests in both the United States and Mexico.

     Mr. Reed has significant mining experience in Mexico, as he was formerly Chief Geologist - Mexico for Minera Hecla S. A. de C. V., a subsidiary of Hecla Mining (NYSE:HL) from 1998 to 2004, and Regional Geologist, Mexico and Central America for Echo Bay Exploration from 1993 to 1998. While at Hecla, Mr. Reed supervised detailed exploration at the Noche Buena project, Sonora, and the San Sebastian silver and gold mine, Durango. He also discovered and drilled the Don Sergio vein that was later put into production.

     Mr. Reed has a Bachelor of Science Degree, Mineralogy, University of Utah and is a Registered Professional Geologist in the State of Utah. He also completed an Intensive Spanish Program at Institute De Lengua Espanola, San Jose, Costa Rica (1969).

John Carden – Background and Duties

     Dr. Carden has more than twenty years experience in exploration management, teaching, and research. Past positions include President of Latitude Minerals Corporation (LTU), a publicly traded company on the Canadian Venture Exchange, and Director of U.S. exploration for Echo Bay Mining.

Committees of the Board of Directors

     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Compensation of Directors

     Our directors do not receive cash compensation for their services as directors or members of committees of the board, but are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

Terms of Office

     There are no family relationships among our directors and/or officers. Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Involvement in Certain Legal Proceedings

     Except as indicated in this Annual Report, no event listed in Sub-paragraphs (1) through(4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

Code of Ethics

     The Company has recently adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table discloses compensation paid during the fiscal year ended June 30, 2006 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of fiscal year whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

						Securities
						Underlying

Name						Options/Sar	All other
			Restricted		#		Compensation
Principal Position	Year	Salary	Bonus	Awards
--------------------------	-------	--------	----------	-------

Christopher Crupi
President/Director	2005	-0-	-0-	-0-		-0-	3.3 million shares
	2006 ------------ 0-		-0-	-0-		-0-	-0-

Bill Reed
Vice president/director	2005	-0-	-0-	-0-		-0-	-0-
	2006	$62,641	-0-	-0-		-0-	-0-

Note 1:

The 3.3 million shares were issued as a signing bonus to Mr. Crupi when he assumed the role as president in 2005.

Charles Reed received the sum of $62,641 on account of fees and disbursements as a professional geologist.

DIRECTORS' COMPENSATION

     Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional cash compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

     During the fiscal years ended June 30, 2006 and 2005, we did not grant any options to any of our officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of September 22, 2006 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

COMMON STOCK

Name and Address	Shares Beneficially	Percentage of Shares
	Owned	Outstanding

Christopher Crupi	3,300,000	10.5%
2029 Rolling Brook Dr.
Ottawa, ON Canada

Charles William Reed	290,000	0.9%
4905 N. Calle Faja
Tucson, Arizona

The Company entered into an executive consulting agreement with Christopher Crupi on April 18, 2005 and pursuant to the terms of the agreement he received 3.3 million shares of the Company’s common stock at par value.

The foregoing is based on 31,275,367 shares issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

(A)	any director or officer;

(B)	any proposed nominee for election as a director;

(C)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

     (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

The Company has a demand note payable in the amount of $105,580 to another company which has a common director.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

     A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

During the fourth quarter of 2006, there were no reports on Form 8-k filed.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     AUDIT FEES. The aggregate fees billed for professional services rendered was $30,000 and $5,000 for the audit of our annual financial statements for the fiscal years ended June 30, 2006 and 2005, respectively, and $6,000 and $nil for the reviews of the financial statements included in our Forms 10-QSB for the fiscal years ended 2006 and 2005 respectively.

     AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

     TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

     ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended June 30, 2006 and 2005.

     We have no formal audit committee. However, our entire Board of Directors (the "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence

     Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2006 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended June 30, 2006, for filing with the Securities and Exchange Commission.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT GOLD MINING CORP.

Date: September 26, 2006

By: /s/ Christopher Crupi ----------------- Christopher Crupi CEO and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Crupi Date: September 26, 2006
-----------------
Christopher Crupi CEO/ Director

INDEX TO EXHIBITS Exhibit Name and/or Identification of Exhibit Number

31.1	* Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1 * Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2 * Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed Herewith