Form 10KSB/A
period 2006-06-30
PARAMOUNT GOLD MINING CORP.
filed 2006-10-11
CIK 1342854

United States

Securities and Exchange Commission

Washington, D.C. 20549

------------------------

Form 10-KSB/A

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Fiscal Year Ended June 30, 2006

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from_________to__________

Commission File Number 0-51600

PARAMOUNT GOLD MINING CORP.

------------------------------------------------------

Exact Name of Registrant as Specified in its Charter)

           Delaware

20-3690109

-------------------------------

         ----------------------

(State or other jurisdiction of

             (I.R.S. employer

 incorporation or organization)

 identification number)

346 Waverley Street, Suite 100 Ottawa, Ontario Canada K2P 0W5

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No (X)

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

DDH	From	To	Interval	Gold g/t	Silver g/t	Gold Equivalent
SL-01	84.80	93.72	8.92	0.64	18.00	0.94
SL-02	141.00	145.00	4.00	35.50	17.00	35.78
SL-03	64.00	92.00	28.00	0.26	38.20	0.90
Including	64.00	72.00	8.00	0.05	51.00	0.90
Including	79.00	85.00	6.00	0.26	107.00	2.04
Including	88.00	92.00	4.00	1.35	5.00	1.43

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
..
Below is a summary of drill holes MC-01, MC-02 and MC-03

DDH	From	To	Interval	Gold g/t	Silver g/t	Gold Equivalent	Target
MC-01	54.50	74.00	19.50	0.39	80.62	1.74	Montecristo Breccia
MC-01	74.00	87.00	13.00	0.02	24.11	0.42	Montecristo Breccia
MC-01	140.20	144.60	4.40	0.08	116.73	2.02	Montecristo I Structure
MC-02	74.50	80.00	5.50	0.00	20.55		Montecristo III Structure
MC-02	93.00	143.00	50.00	0.00	15.00
MC-03	92.50	122.00	29.50	0.61	11.25	0.80	Montecristo Breccia
MC-03	122.00	129.00	7.00	0.08	33.86	0.64	Montecristo Breccia
MC-03	170.00	181.00	11.00	0.39	74.40	1.63	Montecristo I Structure
	Including		1.15	3.22	373.00
MC-03	181.00	191.00	10.00	0.10	12.70	0.22	Montecristo I Structure

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

HoleID	Total Depth	Type	Target
LB-01	200.5	DDH	Twin of RC 20
LB-02	157.75	DDH	Twin of RC 17
LB-03	173.00	DDH	Twin of RC 21

The most significant intercepts are:

DDH	From	To	Interval	Gold in g/t	Silver in g/t	Gold Equivalent
LB-01	136.00	155.00	19.00	0.00	5.79	0.10
LB-01	155.00	163.00	8.00	0.08	19.38	0.41
LB-01	163.00	176.00	13.00	0.04	5.69	0.14

In general, the lithology consists of a hydrothermally altered tuff sequence intruded by rhyodacite, rhyolite and andesite.  Most drill hole intercepts show strong silicification with disseminated pyrite, and moderate argillic alteration in some zones. Between 150.30 and 166.00 meters traces of galena were reported.
..
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

Drill Hole	Depth In From	Meters To	Interval In Metres	Gold gr/t	Silver gr/t	Lead %	Zinc %
SL – 04	54.55	54.90	0.44	0.44	29.00	7.81	30.00
	57.65	76.00	18.35	0.00	0.00	0.15	0.71
	82.00	89.00	7.00	0.00	8.00	0.98	3.20
	89.00	91.00	2.00	0.12	252.50	0.48	1.26
	97.00	116.00	19.00	0.03	37.16	0.10	0.33
	116.00	120.00	4.00	0.41	145.75	0.64	0.60

SL – 05	76.00	79.00	3.00	0.00	45.00	nvs	Nvs
	85.00	118.00	34.00	0.00	24.00	nvs	Nvs

SL – 06	58.00	68.00	10.00	0.00	33.81	nvs	Nvs
	68.00	77.00	9.00	0.00	161.44	nvs	Nvs
	77.00	86.30	9.30	0.00	49.32	nvs	Nvs

SL – 07	56	81.5	22.5	0	0	0.09	0.43
	81.50	86.70	5.20	0.00	38.65	0.12	0.56

SL – 08	25.10	31.90	6.80	0.00	0.00	0.22	0.42
	42.70	44.50	1.80	0.04	78.11	0.06	0.15
	50.15	54.15	4.00	0.00	33.76	0.51	0.69
	56.60	58.00	1.40	0.17	102.00	0.35	0.70
	62.90	70.50	7.60	0.00	78.62	0.08	0.32
	70.50	82.00	11.50	0.05	12.11	0.07	0.17
	82.00	90.50	8.50	0.04	88.66	0.44	0.24
	90.50	92.50	2.00	0.00	0.00	0.19	1.51

SAN JOSE DRILL HOLES

SJ - 01	0.00	5.00	5.00	0.00	263.60	0.46	0.73
	5.00	13.00	8.00	0.00	32.75	0.06	0.18
	17.00	30.25	13.25	0.00	27.16	0.12	0.33

PRELIMINARY RESULTS
NO LEAD OR ZINC VALUES

SJ - 02	0.00	9.40	9.40	0.00	17.46
	9.40	20.20	10.80	0.00	31.02
	21.20	24.65	3.45	0.00	112.77

SJ - 03	0.00	9.20	9.20	0.01	48.33
	9.20	14.40	5.20	0.10	873.62
	14.40	16.20	2.60	0.11	21.81
	20.10	29.00	8.90	0.01	59.67

SJ - 04	0.00	10.75	10.75	0.08	49.33
	10.75	17.25	6.50	0.00	552.93
	17.25	34.00	16.75	0.02	8.70
	34.00	47.00	13.00	0.00	50.46
	47.00	59.00	12.00	0.00	30.42
	59.00	69.00	10.00	0.02	19.00
	87.40	94.00	6.60	0.27	7.20
	99.00	101.00	2.00	0.43	0.00

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

Area	Trench	From (meters)	To	Width	Gold (g/t)	Silver (g/t)
Las BBB	ZLU-01	0.00	14.00	14.00	0.02	55.00
		14.00	51.00	37.00	0.05	135.00
		51.00	66.00	15.00	0.00	77.00

		0.00	66.00	66.00	0.03	105.00

Entre Las BBB y	ZLU-02	0.00	1.30	1.30	0.90	157.00
La Union		1.30	5.30	4.00	0.00	18.00
		5.30	10.20	4.90	0.00	39.00
		10.20	28.20	18.00	0.01	19.00
		28.20	33.20	5.00	0.08	34.00

		0.00	33.20	33.20	0.05	30.00
		33.20	61.20	28.00	0.07	12.00

Entre Las BBB y	ZLU-03	0.00	50.80	50.80	0.00	9.00
La Union

La Union	ZLU-04	0.00	14.00	14.00	0.55	56.07
		14.00	40.00	26.00	0.00	17.62

La Union	ZLU-05	6.00	19.00	13.00	0.06	22.62
		19.00	37.00	18.00	0.11	136.33
		37.00	44.00	7.00	0.00	41.57
		44.00	60.00	16.00	0.00	9.00

		6.00	44.00	38.00	0.08	79.97
		6.00	60.00	54.00	0.05	58.94

La Union	ZLU-06	0.00	15.00	15.00	0.02	21.40
		15.00	22.00	7.00	0.29	99.14

La Union	ZLU-07	4.00	26.60	22.60	0.40	89.00

La Union	ZLU-08	0.00	12.00	12.00	0.04	38.33
		18.50	31.00	12.50	0.00	26.00

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

Many of our potential competitors have:

•

greater financial and technical resources;

•

longer operating histories and greater experience in mining;

•

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

-    The sales were made to sophisticated or accredited investor, as defined in Rule 502;

-    We  gave  the  purchaser  the  opportunity  to  ask  questions  and receive  answers  concerning  the terms and conditions of the offering and to obtain   any  additional  information  which  we  possessed or could acquire without  unreasonable  effort or expense that is necessary to verify the accuracy of   information furnished;

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

Cinnamon Jang Willoughby & Company

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

“Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, Canada

September 22, 2006

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2.  Telephone: +1 604 435 4317.  Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of  International. A world-wide organization of accounting firms and business advisors

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Balance Sheet

As at June 30, 2006 and June 30, 2005

(Expressed in United States dollars, unless otherwise stated)

June 30,

June 30,

2006

2005

Assets

Current Assets:
Cash	$465,791	$11,250
Amounts receivable	177,110	-
Prepaid and Deposits	230,665	-
	873,566	11,250
Long-term Assets:
Mineral properties (Note 7)	2,932,800	-
Equipment (Note 8)	42,303	-

	2,975,103	-
	$3,848,669	$11,250

Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities:
Accounts payable	$223,666	$-
Demand Note (Note 6) Shareholders’ Equity:	205,580 429,246	- -
Capital stock (Note 4)	30,966	11,268
Additional Paid in Capital Contributed Surplus	4,820,690 444,002	1,755 -
Deficit accumulated during the Development Stage	(1,876,235) 3,419,423	(1,773) 11,250
	$3,848,669	$11,250

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

(An Exploration Stage Mining Company)

Statement of Operations

For the Year Ended June 30, 2006

(Expressed in United States dollars, unless otherwise stated)

    For the

          For the

          Cumulative

         Year

                                 Year                                     Since

            Ended

                        Ended

                       Inception

                       June 30,                    June 30,                 March 29, 2005

      2006

                         2005                     to June 30 2006

Interest income	$6,860	$-	$6,860
Expenses:
Incorporation costs	-	1,773	1,773
Exploration	533,616	-	533,616
Professional fees	205,705	-	205,705
Travel and lodging	77,127	-	77,127
Geologist fees and expenses	524,409	-	524,409
Corporate communications	118,461	-	118,461
Consulting fees	299,877	-	299,877
Marketing	73,101	-	73,101
Office and administration	34,876	-	34,876
Interest and service charges Insurance Amortization	4,604 4,900 4,646	- -	4,604 4,900 4,646
	1,881,322	-	1,883,095
Net Loss	1,874,462	-	1,876,235
Deficit, beginning	1,773	1,773	-
Deficit, ending	$1,876,235	$1,773	$1,876,235
Earnings (Loss) per share (basic and diluted) Weighted average number of shares outstanding (basic and diluted)	$(0.04) 46,980,630	$(0.00) 22,535,452	$(0.05) 37,440,895

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Cash Flows

For the Year Ended June 30, 2006

(Expressed in United States dollars, unless otherwise stated)

		For the Year Ended June 30, 2006	For the Year Ended June 30, 2005		Cumulative Since Inception to June 30, 2006
Operating Activities:

Net Loss	$	(1,874,462)	$-	$	(1,874,462)
Adjustment for:
Amortization		4,646	-		4,646
Consulting services issued for shares		286,377	-		286,377
(Increase) Decrease in accounts receivable		(177,110)	-		(177,110)
(Increase) Decrease in prepaid expenses		(64,374)	-		(64,374)
Increase (Decrease) in accounts payable		223,666	-		223,666

Cash from Operating Activities		(1,601,257)	-		(1,601,257)

Investing Activities:

Purchase of Mineral Properties		(1,455,000)	-		(1,455,000)
Purchase of Equipment		(46,969)	-		(46,969)

Cash used in Investing Activities		(1,501,969)	-		(1,501,969)

Financing Activities:

Proceeds from Demand Notes Payable		205,580	-		205,580
Proceeds from Issuance of Capital Stock		3,352,187	11,250		3,363,437

Cash from Financing Activities:		3,557,767	11,250		3,569,017

Increase in Cash		454,541	11,250		465,791
Cash, beginning		11,250	-		-

Cash, ending		$465,791	$11,250		$465,791

Supplemental Cash Flow Disclosure:
Interest Paid		$3,316	$-	$
Taxes Paid		$-	$-		$-

Non Cash Transactions (Note 3)

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Stockholders’ Equity

For the Year Ended June 30, 2006

(Expressed in United States dollars, unless otherwise stated)

			Capital in	Accumulated		Total
			Excess of	Earnings	Contributed	Stockholders'
	Shares	Par Value	Par Value	(Deficiency)	Surplus	Equity
Balance at inception	-	$ -	$ -	$ -	$ -	$ -

Private Placement	11,267,726	11,268	1,755	-	-	13,023
Net income (loss)	-	-	-	(1,773)	-	(1,773)

Balance June 30, 2005	11,267,726	11,268	1,755	(1,773)	-	11,250

Private Placement	34,000,000	34,000	-	-	-	34,000
Forward Split	45,267,726	45,267	(45,267)	-	-	-
Returned to Treasury	(61,660,000)	(61,660)	61,660	-	-	-
Private Placements	1,301,159	1,301	3,316,886	-	-	3,318,187
Capital Issued for Services	280,000	280	452,370	-	-	452,650
Capital Issued for Mineral Properties	510,000	510	1,033,286	-	-	1,033,796
Fair value of Warrants	-	-	-	-	444,002	444,002
Net Income (Loss)	-	-	-	(1,874,462)		(1,874,462)

Balance December 31, 2005	30,966,611	$ 30,966	$ 4,820,690	$ (1,876,235)	$ 444,002	$ 3,419,423

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

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Translation gains and losses that arise from exchange rates fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Transactions in foreign currency are translated into U.S dollars as follows:

-

monetary items at the rate prevailing at the balance sheet date;

-

non-monetary items at the historical exchange rate;

-

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

3.   Non Cash Transactions:

The company entered into certain non-cash operating, investing and financing activities as follows:

		2006	2005
Operating Activities:
Prepaid expenses	$	(166,291)	$-
Consulting services		(286,359)	-

Financing Activities:
Shares issued for consulting services and mineral properties		1,660,150	-

Investing Activities:
Acquisition of mineral properties		(1,207,500)

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

$

11,268

$

1,755

(i)

Shares issued

34,000,000

    34,000

-

(ii)

Forward split of shares - 2 new common

45,267,726

45,267

(45,267)

shares for 1 old common share

(iii)

Returned to Treasury

(61,660,000)

(61,660)

61,660

(iv)

Private Placements

1,301,159

1,301

3,316,886

(v)

Shares issued

790,000

790

2,855,560

Balance, June 30, 2006

30,966,611

$

30,966

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

During the year-ended June 30, 2006, there were no warrants exercised or cancelled to purchase stock of the Company.

The following share purchase warrants were granted during the year-ended June 30, 2006 and outstanding at year-end:

Number of Warrants	Exercise Price	Expiry Date
117,500	$ 5.00	June 6, 2008
210,000	5.03	June 6, 2008

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

$

-

La Blanca

325,000

-

Santa Cruz

44,000

-

Montecristo III

       63,000

       -

Andean Gold Alliance

  2,019,600

       -

Andrea

       20,000

       -

$4,524,600

$

-

There were no payments on account of acquisition costs for the Linda property.

a.

Interest in San Miguel Groupings

The Company has an option to acquire up to a 70% interest in the San Miguel Groupings located in near Temoris, Chihuahua, Mexico.  The Company’s interest in the San Miguel Groupings increases as certain milestones are met as outlined in the table below:

Interest Earned	Cash Payment	Required Exploration Expenditures	Required Share Issuances
35%	$300,000	$ -	300,000
55%	$ -	$1,000,000	200,000
70%	$ -	$1,500,000	200,000

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

d.

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

The components of the net deferred tax asset as June 30, 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are disclosed below:

                                                                                     Canada                  Peru/Mexico

                        Net Operating Loss                     $      404,563         $ 1,469,899

                        Statutory Tax Rate                                 34%

30%

                        Effective Tax Rate                                     -                          -

                        Deferred Tax Asset                       $   137,551

     $   440,969

                                  Increase in Valuation Allowance      (137,551)

        (440,969)

                        Net Deferred Tax Asset                $             -            $           -

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

Loss for the year by geographical segment

Canada

Mexico

Peru

Consolidated

Assets at June 30, 2006 by geographical segment

Canada

Mexico

Peru

Consolidated

Mineral Properties

$

        -

$

2,505,000

$

2,019,600

$

4,524,600

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

  2006------------ 0-

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