Form 10QSB
period 2006-09-30
PARAMOUNT GOLD MINING CORP.
filed 2006-11-14
CIK 1342854

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30,  2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No.  0-51600

Paramount Gold Mining Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-3690109

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

346 Waverley Street Ottawa, Ontario, Canada	K2P 0W5
33----dddd33
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(613)226-7883

Former name, former address and former fiscal year, if changed since last report.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

 33,235,115 shares of Common Stock,  $0.001 par value as of  October 20,  2006

INDEX

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of September 30,  2006  (unaudited)

Consolidated Statement of Operations for the Three Months Ended September 30, 2006 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended  September 30, 2006  (unaudited)

Notes to Interim Financial Statements as of September 30, 2006  (unaudited)

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

Three months ended September 30, 2006 and 2005

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

 “Christopher Crupi”

Christopher Crupi, CA

President and Chief Financial Officer.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Balance Sheet

As at September 30, 2006 and June 30, 2006

(Expressed in United States dollars, unless otherwise stated)

September 30,

June 30,

2006

2006

Assets

Current Assets:
Cash	$215,983	$465,791
Amounts receivable	492,838	177,110
Prepaid and Deposits	1,933,714	230,665
	2,642,535	873,566
Long-term Assets:
Mineral properties (Note 7)	3,085,800	2,932,800
Equipment (Note 8)	157,498	42,303

	3,243,298	2,975,103
	$5,885,833	$3,848,669

Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities:
Accounts payable	$724,932	$223,666
Demand Note (Note 6) Shareholders’ Equity:	- 724,932	205,580 429,246
Capital stock (Note 4)	32,250	30,966
Additional Paid in Capital Contributed Surplus	8,419,957 444,002	4,820,690 444,002
Deficit accumulated during the Development Stage	(3,735,308) 5,160,901	(1,876,235) 3,419,423
	$5,885,833	$3,848,669

Signed on behalf of the Board of Directors

“Christopher Crupi”

“Charles William Reed”

__________________________________

Director

Director

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Operations

For the Three Months Ended September 30, 2006 and September 30, 2005

(Expressed in United States dollars, unless otherwise stated)

For the

                For the

        Cumulative

                                                                                                    Three Month

                  Three Month

                                                                                                                                     Period  Ended                         Period Ended                Since  Inception

                      Sept ember 30, 2006                    September 30, 2005        March 29, 2005

                                               to September 30, 2006

Interest income	$178	$15	$6,860
Expenses:
Incorporation costs	-	-	1,773
Exploration	956,484	60,000	533,616
Professional fees	16,292	57,750	205,705
Travel and lodging	6,527	18,328	77,127
Geologist fees and expenses	186,372	16,296	524,409
Corporate communications	33,253	17,780	118,461
Consulting fees	562,399	15,000	299,877
Marketing	17,311	7,948	73,101
Office and administration	11,079	1,310	34,876
Interest and service charges Insurance Amortization Rent Miscellaneous	801 55,412 5,105 5,548 2,669	274 - - - -	4,604 4,900 4,646
	1,859,251	194,686	1,883,095
Net Loss	1,859,073	194,671	1,876,235
Deficit, beginning	1,876,235	1,773	-
Deficit, ending	$3,735,308	$194,444	$3,735,308

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Cash Flows

For the Three Months Ended September 30, 2006 and September 30, 2005

(Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2006		For the Period ended September 2005			Cumulative Since Inception to September 30 2006
Operating Activities:

Net Loss	$(1,859,073)	$	(194,671)		$	(3,733,535)
Adjustment for:
Amortization	5,105		-			9,751
Consulting services issued for shares Shares issued for prepaid expenses	719,148 1,692,702		-			1,005,525
(Increase) Decrease in accounts receivable	(315,728)					(492,838)
(Increase) Decrease in prepaid expenses	(1,703,049)		(7,037)			(1,767,423)
Increase (Decrease) in accounts payable Increase (Decrease) in demand note	501,266 (205,580)		11,908			725,246

Cash from Operating Activities	(1,165,209)		(189,800)			(2,766,466)

Investing Activities:

Purchase of Mineral Properties	(153,300)		-			(1,608,000)
Purchase of Equipment	(120,300)		-			(167,269)

Cash used in Investing Activities	(273,300)		-			(1,775,269)

Financing Activities:
Proceeds from Advances			472,303			-
Proceeds from Demand Notes Payable	-		-			205,580
Proceeds from Issuance of Capital Stock	1,188,697		34,000			4,552,134

Cash from Financing Activities:	1,188,697		506,303			4,757,714

Increase in Cash	(249,812)		316,503			215,979
Cash, beginning	465,791		11,250			-

Cash, ending	$215,983		$327,752	$		$215,979

Supplemental Cash Flow Disclosure:
Interest Received	$178		$15	$		$6,860
Taxes Paid	$-		$-	$		$-

Non Cash Transactions (Note 3)

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Stockholders’ Equity

For the Three Months Ended September 30, 2006

(Expressed in United States dollars, unless otherwise stated)

			Capital in	Accumulated		Total
			Excess of	Earnings	Contributed	Stockholders'
	Shares	Par Value	Par Value	(Deficiency)	Surplus	Equity
Balance at inception	-	$ -	$ -	$ -	$ -	$

Balance June 30, 2005	11,267,611	11,268	1,755	(1,773)	-	11,250

Capital issued for financing	34,000,000	34,000	-	-	-	34,000
Forward split	45,267,726	42,267	(45,267)	-	-
Returned to Treasury	(61,660,000)	(61,660)	61,600	-	-	-
Capital issued for financing	1,301,159	1,301	3,316,886	-	-	3,318,187
Capital issued for services	280,000	280	452,370			452,650
Capital issued for Mineral Properties	510,000	510	1,033,286	-	-	3,796
Fair value of Warrants	-	-	-	-	444,002	444,002
Net Income (Loss)	-	-	-	(1,874,462)	-	(1,874,462)
Balance June 30, 2006	30,966,611	30,966	4,820,690	(1,876,235)	444,002	3,419,423
Capital issued for financing	458,371	459	1,188,242	-		1,188,701
Capital issued for Services	825,000	825	2,411,025	-	-	2,411,850
Net Income (Loss)				(1,859,073)		(1,859,073)
Balance September 30, 2006	32,249,982	32,250	8,419,957	(3,735,308)	444,002	5,160,901

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements for the Three Months Ended September 30, 2006

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.   The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s June 30, 2006 Annual Report on Form 10-KSB.  This quarterly report should be read in conjunction with such annual report.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2006 and the consolidated results of operations and consolidated statements of cash flows for the three months ended September 30, 2006.  The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

b)

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

c)

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

For the Three Months Ended September 30, 2006

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

Office Furniture and Equipment

Office furniture and equipment are capitalized at cost.  Amortization is recorded on a declining balance basis at a rate of 20% per annum.  In the year of acquisition only one half year of amortization is taken.

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

For the Three Months Ended September 30, 2006

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

For the Three Months Ended September 30, 2006

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

3.   Non Cash Transactions:

The company entered into certain non-cash operating, investing and financing activities as follows:

		2006	2005
Operating Activities:
Prepaid expenses	$	(1,692,702)	$-
Consulting and geological services		(719,148)	-

Financing Activities:
Shares issued for conversion of note payable		105,580	-

During the period the company issued 825,000 common shares in exchange for consulting and geological services rendered and to be rendered in subsequent periods at trading values ranging between $2.31 and $4.32 per share for total consideration of $2,411,850.

During the period a note payable in the amount of $105,580 was converted by the holder into 39,691 common shares at the trading value of $2.60 per share.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

For the Three Months Ended September 30, 2006

(Expressed in United States dollars, unless otherwise stated)

4.

Capital Stock:

Authorized -

100,000,000 Common shares with a par value of $0.001

Issued and fully paid -

Paid In

Contributed

Shares

Capital

Surplus

Balance, June 30, 2005

30,966,611

$

30,966

$ 4,820,690

(i)

Capital issued for financing

         458,371

         459

  1,188,242

(ii)

Shares issued

825,000

825

2,411,025

Balance, June 30, 2006

32,249,982

$

32,250

$8,419,957

(i)

On September 30, 2006 the Company issued 384,615 restricted common shares for proceeds of $ 1,000,000 at a price of $2.60 per share.

On July 13, 2006 the Company issued 39,691common shares at a price of $2.66 and 34,065 at a price of $ 2.44 to a corporation controlled by a director of the company in consideration for the issuance of 39,691 common shares was conversion of the note payable at market value.

(ii)The company issued 825,000 common shares in exchange for services rendered and to be rendered in subsequent periods valued at between $ 2.31 and $ 4.32 per share based on trading value for a total consideration of $ 2,411,850. All shares were recorded at market value at the contract date.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

For the Three Months Ended September 30, 2006

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

Average risk-free interest rate

4.2%

Average expected life

2 years

Expected volatility

80%

Expected dividends

0%

5.

Related Party Transactions

During the period ended September 30, 2006, directors received payments on account of geologist fees and expenses in the amount of $ 21,198 (2005: $ 11,977).   During the period ended September 30, 2006 another company controlled by a director converted its demand note payable into common shares as noted in note 4.

During the period the company signed a premises lease agreement with a corporation having a director in common with a director of the company as noted in note13.

The above transactions were recorded at the exchange amount, which were amounts agreed to between the parties.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

For the Three Months Ended September 30, 2006

(Expressed in United States dollars, unless otherwise stated)

6.

Demand Note

The demand notes payable were converted into common stock during the period at market value.

7.

Mineral Properties

The Company has three mineral properties located within Sierra Madre gold district, Mexico, and one property, known as the Linda Property in Peru.  Payments have been made as follows:

September 30, 2006

June 30, 2006

San Miguel Groupings

$1,317,000

$ 1,267,000

La Blanca

365,000

      325,000

Santa Cruz

44,000

        44,000

Montecristo III

     126,000

        63,000

Andean Gold Alliance

  1,213,800

   1,213,800

Andrea

       20,000

        20,000

$3,085,800

$

2,932,800

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

As at June 30, 2006, the company has made cash payments of $300,000 and issued 300,000 Rule 144 Restricted Common Shares thus giving the company a 35% interest in the San Miguel Groupings. As of September 30, 2006 the company has expended more than $1,000,000 on exploration expenditures thereby earning its 55% interest subject to the issuance of an additional 300,00 common shares.

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

The agreement includes a 2% NSR payable to optionor upon the optionor incurring $250,000 aggregate expenditures (including a $50,000 minimum annual commitment) with respect to an individual property.

The optionor may exercise its back-in-right on each Andean Gold Alliance property within 60 days of the Company delivering notice that it has met it’s aggregate expenditure commitment of $3,000,000.  The right requires the optionor to earn a 60% interest by incurring expenditures up to $6,000,000.  Upon the optionor earning a 60% interest in the property the NSR requirement is extinguished.  The optionor also has the ability to earn an additional 10% interest in the property by completing a feasibility study.

Included in the option agreement is a private placement whereby the optoiner purchased 117,750 units of the Company at a price of $4.25.  Each unit includes one common share and one share purchase warrant exercisable at $4.77.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

For the Three Months Ended September 30, 2006

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

Cost

7.

Fixed Assets

Opening

Additions

Accumulated

Net Book Value

Balance

in period

depreciation

at September 30

2005:

Equipment

$  -

$       -

$        -

               $       -

2006:

Equipment

$ 46,949

$ 120,301

               $ 9,751

                       $ 157,499

Equipment costs include purchases of computer equipment, field equipment and office furniture.

.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

For the Three Months Ended September 30, 2006

(Expressed in United States dollars, unless otherwise stated)

9.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has incurred a net operating loss of $ 3,733,535 pursuant to SFAS No. 109 the Company is required to compute net tax asset benefits for net operating losses carried forward.  Potential benefit of net operating losses have not been recognized in these financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset as September 30, 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are disclosed below:

                                                                                     Canada                  Peru/Mexico

                        Net Operating Loss                     $    1,097,804         $ 2,635,731

                        Statutory Tax Rate                                 34%

30%

                        Effective Tax Rate                                     -                          -

                        Deferred Tax Asset                       $   373,253

     $   790,719

                                  Increase in Valuation Allowance      (373,253)

        (790,719)

                        Net Deferred Tax Asset                $             -            $           -

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

b)     In June 2005, the Emerging Issues Task Force issued EIFT 04-06 – Accounting for Post-Production Stripping Costs in the Mining Industry.  The EIFT requires that stripping costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  EITF 04-06 is effective for the company’s 2007 financial statements.  As at September 30, 2006 the company had no deferred stripping costs.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements

For the Three Months Ended September 30, 2006

(Expressed in United States dollars, unless otherwise stated)

11. Segmented Information

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities.  All administrative activities are carried out in Canada.

Interest income	$178	$-	$-	$178 60
Expenses:
			-
Exploration	-	810,445	146,039	956,484
Professional fees	5,222	5,485	5,584	16,292
Travel and lodging	3,949		2,578	6,527
Geologist fees and expenses	-	186,372		186,372
Corporate communications	33,253	-	-	33,253
Consulting fees	562,357	-	42	562,399
Marketing	17,311	-	-	17,311
Office and administration	3,715	4,680	2,684	11,079
Interest and service charges	801	-		801
Insurance	55,412	-	-	55,412
Amortization Rent Miscellaneous	3,182 5,548 2,669	- - -	1,923 - -	5,105 5,548 2,669
			1
Deficit, ending	$693,241	$1,006,982	$158,850	$1,859,073

Loss for the period by geographical segment

Canada

Mexico

Peru

Consolidated

                                                                     and U.S.

Assets at September 30, 2006 by geographical segment

Canada

Mexico

Peru

Consolidated

Mineral Properties

$

        -

$

1, 507,000

$

1, 578,800

$

3, 085,800

Equipment

-

           100,598

56,900

157,498

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements

For the Three Months Ended September 30, 2006

(Expressed in United States dollars, unless otherwise stated)

12.  Subsequent Events

Employee Stock Option Plan

On October 31, 2006 the company approved the 2006/07 Stock Incentive and Compensation Plan and set aside 2,000,000 shares of common stock for that purpose. The plan has been filed under regulation S-8 of the Securities and Exchange Commission Act.

13.  Commitments

Premise Lease

By a lease agreement dated July 6, 2006, with a company having a director in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration:

2007	$ 21,725
2008	25,831
2009	28,157
2010	2,362

$ 78,075

Item 2

Management’s Discussion and Analysis or Plan of Operations

Item 3

Controls and Procedures

PART II. – OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults upon senior securities

Item 4

Submission of matters to a vote of security holders

Item 5

Other information

Item 6

Exhibits and reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Item 1A.

RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our  Annual Report on Form 10-KSB for the period ended June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE  FOLLOWING  DISCUSSION OF THE RESULTS OF OUR  OPERATIONS  AND FINANCIAL

CONDITION  SHOULD BE READ IN CONJUNCTION  WITH OUR FINANCIAL  STATEMENTS AND THE NOTES  THERETO  INCLUDED  ELSEWHERE  IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Background

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

Recently, John Carden joined the board of directors.  Dr. Carden has more than twenty years experience in exploration management, teaching, and research. Past positions include President of Latitude Minerals Corporation (LTU), a publicly traded company on the Canadian Venture Exchange, and Director of U.S. exploration for Echo Bay Mining.

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

Our drill program at the San Miguel Groupings has continued since the date of our last report.  We have now drilled approximately 7,000 metres and are currently following our 2,400 metres of strike to the north and south.  We are in process of outlining a silver-gold resource with lead-zinc by-product credits.  Based on the expenditures to September 30, 2006 we have earned our 55% interest in the San Miguel Groupings and subject to the issuance of 200,000 shares will be entering into a joint venture with our partner.

Our early work under the Andean Gold Alliance with Teck Cominco Ltd. has produced 6 targets.  We are planning to drill our first target at the Santos property in early 2007.

Comparison of Operating Results for the Three months ended September 30,  2006 to the Three Months Ended September 30, 2005.

Revenues and Expenses

Our revenues comprised interest income on surplus cash during the period ended September 30, 2006 and was $178 versus $15 for the same period in 2005.

Exploration expenditures for September 30, 2006 were $956,484 versus $60,000 during the period ended September 30, 2005.  Geologist fees and expenses were $186,372 versus $16,296 during the period ended September 30, 2005.   The significant increase in exploration expenditures is primarily due to the drilling at the San Miguel Groupings in Mexico.  Our drill program is proceeding as planned as we were required to expend $1,000,000 in the first eighteen months to earn our 55% interest.  The drill results have been published on the company’s website and as of the date of this report over 50 drill holes have been completed.

Consulting expenditures for September 30, 2006 were $562,399 versus $15,000 for the period ended September 30, 2005.  The increase in consulting expenditures is due the contracting of consultants during the period.

Liquidity and Capital Resources

As at September 30, 2006 we had $215,983 of cash on hand to fund ongoing operations.  The company is currently raising funds by way of a Private Placement Memorandum to accredited investors pursuant to Regulaton D of the Securities Exchange Commission Act.

Assets and Liabilities

We had $3,085,800 in mineral properties representing primarily the recorded cost of the San Miguel Groupings as at September 30, 2006 ($1,317,000) and the recorded cost of the Andean Gold Alliance ($1,213,800).  We also had $1,933,714 in prepaid expenses which primarily consist of amounts to service providers.  There were no mineral properties as at September 30, 2005.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the "SEC"), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company's consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

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

Item 3.   Controls and Procedures.

As of the end of the period covered by this Report, the Company's chief executive officer and its principal financial officer  (the “Certifying Officers”), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of their  evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including these officers, to allow timely decisions regarding required disclosure.

The Certifying Officers have  also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the  Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities,

During the period we sold 384,615 shares of common stock at a price of $2.60 per share for total consideration of $1 million.

Item 3.

Defaults upon senior securities.

None.

Item 4.  Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended September  30, 2006  to a vote of the Company’s securities holders.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2006.

Subsequent to the quarter ended September 30, 2006 one report on Form 8-K was filed as summarized below:

By a resolution passed by the directors on September 26, 2006, Dr. John Carden, was appointed a director of the corporation.  Dr. Carden was granted 30,000 shares to sit as a director.

Exhibit No.    Description

-----------    -----------

31.1           Section 302 Certification of the Principal Executive Officer *

31.2           Section 302 Certification of the Principal Financial Officer *

32.1           Section 906 Certification of Principal Executive Officer *

32.2           Section 906 Certification of Principal Financial and Accounting Officer *

* Filed herewith

                                                    SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Paramount Gold Mining Corp.

Date:  November  13, 2006

                           By: /s/ Christopher Crupi

                               -----------------

                               Christopher Crupi,

                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Crupi

Date: November  13,  2006

    -----------------

    Christopher Crupi

    CEO/ Director