Form 10QSB
period 2006-12-31
PARAMOUNT GOLD MINING CORP.
filed 2007-02-14
CIK 1342854

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No.  0-51600

Paramount Gold Mining Corp.

(Exact name of registrant as specified in its charter)

Nevada	20-3690109

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

346 Waverly Street Ottawa, Ontario, Canada	K2P 0W5
33----dddd33
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(613)226-7883

n/a

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

 35,627,482 shares of Common Stock,  $.001- par value as of   February 9, 2007

INDEX

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of  December 31,  2006  (unaudited)

Statement of Operations for the Three Months Ended December  31, 2005 and 2006 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2005 and 2006  (unaudited)

Notes to Consolidated Financial Statements for the Three Months Ended December 31, 2005 and 2006  (unaudited)

Item 2

Management’s Discussion and Analysis or Plan of Operations

Item 3

Controls and Procedures

PART II. – OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults upon senior securities

Item 4

Submission of matters to a vote of security holders

Item 5

Other information

Item 6

Exhibits and reports on Form 8-K

PART I. FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

Balance Sheet

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to Financial Statements

F-4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

Three months ended December 31, 2006 and 2005

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

 “Christopher Crupi”

Christopher Crupi, CA

President and Chief Financial Officer.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Balance Sheet

As at December 31, 2006 and June 30, 2006

(Expressed in United States dollars, unless otherwise stated)

        December 31,

June 30,

   2006

2006

(Unaudited)

  (Audited)

Assets

Current Assets:
Cash (note 13)	$63,682	$465,791
Amounts receivable	230,427	177,110
Prepaid and Deposits	2,788,170	230,665
	3,082,279	873,566
Long-term Assets:
Mineral properties (Note 6)	3,243,600	2,932,800
Equipment (Note 7)	153,125	42,303

	3,396,725	2,975,103
	$6,479,004	$3,848,669

Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities:
Accounts payable	$671,601	$223,666
Demand Note Shareholders’ Equity:	- 671,601	205,580 429,246
Capital stock (Note 4)	33,982	30,966
Additional Paid in Capital Contributed Surplus	13,183,025 444,002	4,820,690 444,002
Deficit accumulated during the Development Stage	(7,853,606) 5,807,403	(1,876,235) 3,419,423
	$6,479,004	$3,848,669

Signed on behalf of the Board of Directors

“Christopher Crupi”

“Charles William Reed”

__________________________________

Director

Director

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Operations

For the Three Months Ended December 31, 2006 and December 31, 2005

(Expressed in United States dollars, unless otherwise stated)

	For the Three Month Period Ended December 31, 2006	For the Six Month Period Ended December 31, 2006	For the Three Month Period Ended December 31, 2005	For the Six Month Period Ended December 31, 2005	Culumative Since Inception March 29, 2005 to December 31, 2006

Interest Income	$ 83	$ 261	$ 1,112	$ 1,127	$ 7,121
Expenses:
Incorporation Costs			1,946	1,946	1,773
Exploration	1,013,409	1,969,893	(50,000)	10,000	2,503,509
Professional Fees	22,336	38,628	19,062	76,812	244,332
Travel & Lodging	(3,995)	2,532	19,238	37,566	79,659
Geologist Fees & Expenses	703,168	889,540	89,960	106,256	1,413,949
Corporate Communications	1,291,173	1,324,426	15,170	32,950	1,442,887
Consulting Fees	1,024,408	1,586,807	1,500	16,500	1,886,684
Marketing	21,151	38,462	10,620	18,568	111,563
Office & Administration	7,503	18,581	4,667	5,977	53,458
Interest & Service Charges	866	1,667	841	1,715	6,271
Insurance	(500)	54,912	-	-	59,812
Amortization	5,879	10,984	-	-	15,630
Rent	9,447	14,995	-	-	14,995
Miscellaneous	23,536	26,205	-	-	26,205
	4,118,381	5,977,632	113,004	307,690	7,860,727
Net Loss	4,118,298	5,977,371	111,892	306,563	7,853,606
Deficit, Beginning	3,735,308	1,876,235	196,444	1,173	0
Deficit, Ending	$ 7,853,606	$ 7,853,606	$ 308,336	$ 308,336	$ 7,853,606
Earnings per Share	$ (0.001)	$ (0.002)	$ (0.004)	$ (0.011)

The accompanying notes are an integral part of the consolidated financial statements

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Cash Flows

For the Three Months Ended December 31, 2006 and December 31, 2005

(Expressed in United States dollars, unless otherwise stated)

	For the Period Ended December 31, 2006	For the Period ended December 31, 2005		Cumulative Since Inception to December 31, 2006
Operating Activities:

Net Loss	$(4,118,298)	$(306,563)		$(7,853,606)
Adjustment for:
Amortization	5,879			15,630
Consulting services issued for shares Shares issued for prepaid expenses	3,003,531 861,269			4,009,056 2,553,971
(Increase) Decrease in accounts receivable	262,411			(228,654)
(Increase) Decrease in prepaid expenses	(854,456)	(31,957)		(2,621,879)
Increase (Decrease) in accounts payable Increase (Decrease) in demand note	(53,331) -	9,641		671,605 (205,580)

Cash from Operating Activities	(892,995)	(328,879)		(3,659,457)

Investing Activities:

Purchase of Mineral Properties	(157,800)	(429,113)		(1,765,800)
Purchase of Equipment	(1,506)	(5,000)		(168,775)

Cash used in Investing Activities	(159,306)	(434,113)		(1,934,575)

Financing Activities:
Proceeds from Advances		817,750		-
Proceeds from Demand Notes Payable	-			205,580
Proceeds from Issuance of Capital Stock	900.000	34,000		5,452,134

Cash from Financing Activities:	900,000	851,750		5,657,714

Increase/(Decrease) in Cash	(152,301)	88,758		63,682
Cash, beginning	215,983	11,250		-

Cash, ending	$63,682	$100,008	$	$63,682

Supplemental Cash Flow Disclosure:
Interest Received	$83	$1,127	$	$7,121
Taxes Paid	$-	$-	$	$-

Non Cash Transactions (Note 3)

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Stockholders’ Equity

For the Three Months Ended December 31, 2006

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Total Stockholders Equity
Balance at inception	-	$ -	$ -	$ -	$ -	$ -
Balance June 30, 2005	11,267,611	11,268	1,755	(1,773)	-	11,250

Capital issued for financing	34,000,000	34,000	-	-	-	34,000
Forward split	45,267,726	45,267	(45,267)	-	-	-
Returned to Treasury	(61,660,000)	(61,660)	61,600	-	-	-
Capital issued for financing	1,301,159	1,301	3,316,886		-	3,318,187
Capital issued for services	280,000	280	452,370	-	-	452,650
Capital issued for Mineral Properties	510,000	510	1,033,286	-	-	3,796
Fair value of Warrants	-	-	-	-	444,002	444,002
Net Income (Loss)	-	-	-	(1,874,462)	-	(1,874,462)
Balance June 30, 2006	30,966,611	30,966	4,820,690	(1,876,235)	444,002	3,419,423

Capital issued for financing	458,371	459	1,188,242	-	-	1,188,701
Capital issued for Services	825,000	825	2,411,025	-	-	2,411,850

Net Income (Loss)				(1,859,073)		(1,859,073)
Balance September 30, 2006	32,249,982	32,250	8,419,957	(3,735,308)	444,002	5,160,901

Capital issued for financing	450,000	450	899,550			900,000
Capital issued for services	1,282,500	1,282	2,763,518			2,764,800
Options	-	-	1,100,000	-	-	1,100,000

Net Income (Loss)				(4,118,298)		(4,118,298)
Balance December 31, 2006	33,982,482	33,982	13,183,025	(7,853,606)	444,002	5,807,403

The accompanying notes are an integral part of the consolidated financial statements

.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements for the Three Months Ended December 31, 2006

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

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2006 and the consolidated results of operations and consolidated statements of cash flows for the three months ended December 31, 2006.  The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

For the Three Months Ended December 31, 2006

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

Office Furniture and Equipment

Office furniture and Equipment are capitalized at cost.  Amortization is recorded on a declining balance basis at a rate between 20% and 30% per annum.  In the year of acquisition only one half year of amortization is taken.

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

For the Three Months Ended December 31, 2006

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

For the Three Months Ended December 31, 2006

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

3.   Non Cash Transactions:

The company entered into certain non-cash operating, investing and financing activities as follows:

		2006	2005
Operating Activities:
Prepaid expenses	$	(861,269)	$-
Consulting and geological services		(1,903,531)	-

During the period the company issued 1,282,500 common shares in exchange for consulting and geological services rendered and to be rendered in subsequent periods at trading values ranging between $2.06 and $2.22 per share for total consideration of $2,764,800.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

For the Three Months Ended December 31, 2006

(Expressed in United States dollars, unless otherwise stated)

4.

Capital Stock:

Authorized -

100,000,000 Common shares with a par value of $0.001

Issued and fully paid -

Paid In

Contributed

Shares

Capital

Surplus

Balance, September 30, 2006

32,249,982

$

32,250

$8,419,957

(i)

Capital issued for financing

         450,000

         450

     899,550

(ii)

Shares issued for services

      1,282,500

1,282

3,863,518

Balance, December 31, 2006

33,982,482

$

33,982

$13,183,025

(i)

During the period the Company issued 450,000 restricted common shares in private placement for proceeds of $ 900,000 at a price of $2.00 per share plus one warrant per common share exercisable at 2.50 per share for a two year period.

On July 13, 2006 the Company issued 39,691 common shares at a price of $2.66 and 34,065 at a price of $ 2.44 to a corporation controlled by a director of the company in consideration for the issuance of 39,691 common shares was conversion of the note payable at market value.

(ii)

The company issued 1,282,500 common shares in exchange for services rendered and to be rendered in subsequent periods valued at between $ 2.06 and $ 2.22 per share based on the trading value of the stock at the date of issuance for a total consideration of $2,764,800. All shares were recorded at market value at the contract date.

Warrants:

During the year-ended June 30, 2006 the board of directors approved the issuance of warrants to purchase an aggregate of 327,500 share of the Company’s common stock.  Such warrants are exercisable at $4.77 per share. The warrants vest immediately and expire on June 6, 2008.

During the year-ended June 30, 2006, there were no warrants exercised or cancelled to purchase stock of the Company.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

For the Three Months Ended December 31, 2006

(Expressed in United States dollars, unless otherwise stated)

4.

Capital Stock (continued):

The following share purchase warrants were granted during the year-ended June 30, 2006 and outstanding at year-end:

Number of Warrants	Exercise Price	Expiry Date
117,500	$ 5.00	June 6, 2008
210,000	5.03	June 6, 2008

The 327,500 purchase warrants were valued at $444,002.  For the purposes of estimating the intrinsic fair value of each warrant as of dates of the private placements, the Company used the Black Scholes option-pricing model.  The Company estimated the fair value of the warrants assuming no expected dividends and the following assumptions:

Average risk-free interest rate

4.2%

Average expected life

2 years

Expected volatility

60%

Expected dividends

0%

5.   Related Party Transactions

During the period ended December 31, 2006, directors received payments on account of geologist fees and reimbursement of expenses in the amount of $ 12,479 (2005: $ 22,959).

During the period 300,000 common shares were issued to a director and 1,000,000 common stock options were issued to directors.  The shares issued to the director were valued at

During the period the company made payments pursuant to a premises lease agreement with a corporation having a director in common with a director of the company (see Note 12).

The above transactions were recorded at the exchange amount, which were amounts agreed to between the parties.

6.

Mineral Properties

The Company has five mineral properties located within Sierra Madre gold district, Mexico, along with the Andean Gold Alliance in South America.  Payments have been made as follows:

December 31, 2006

June 30, 2006

San Miguel Groupings

$1,272,000

$ 1,267,000

La Blanca

435,000

      325,000

Santa Cruz

44,000

        44,000

Montecristo III

     191,000

        63,000

Andean Gold Alliance

  1,281,600

   1,213,800

Andrea

       20,000

        20,000

$3,243,600

$

2,932,800

There were no payments on account of acquisition costs for the Linda property.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

For the Three Months Ended December 31, 2006

(Expressed in United States dollars, unless otherwise stated)

6.

Mineral Properties (continued)

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

As at June 30, 2006, the company has made cash payments of $300,000 and issued 300,000 Rule 144 Restricted Common Shares thus giving the company a 35% interest in the San Miguel Groupings. As of December 31, 2006 the company has expended more than $2,500,000 on exploration expenditures thereby earning its 70% interest subject to the issuance of the 400,000 shares required.

The agreement contains a standard dilution clause where if either participant’s interest has been diluted to under 20%, the interest will automatically convert into a 2% NSR and the agreement will become null and void.  At any time, the NSR can be reduced to 1% by either party in exchange for a $500,000 payment.

b.   La Blanca

During the period the company renegotiated its agreement on the La Blanca mining concessions.  It has an option to acquire a 100% in the La Blanca property located in Guazapares, Chihuahua, Mexico.  The option agreement requires aggregate property payments of $180,000 all due prior to January 31, 2007.  Furthermore, the company must pay a royalty of $1.00 for each ounce of gold or its equivalent.  The Company must incur $500,000 in exploration expenses during the period ended December 31, 2008.   The property payments have been paid as per the agreement.

c.

Santa Cruz

The Company has a 70% interest in the Santa Cruz mining concession located adjacent to the San Miguel Groupings.  The terms of the agreement called for payments of $50,000 prior to March 7, 2006 and all required payments were made by the Company.  The option also includes a 3% NSR payable to optioner.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Expressed in United States dollars, unless otherwise stated)

6.

Mineral Properties: (continued)

d.

Montecristo III

The Company has a 100% interest in the Montecristo III mining concession located near Temoris, Chihuahua, Mexico for a cost of $191,000.

e.

Andean Gold Alliance

The Company has an option to acquire a 100% interest in the Andean Gold Alliance initially consisting of 21 properties (10 in Argentina, 7 in Chile and 4 in Peru).  The options agreement requires the Company to issue 360,000 units with each unit consisting of one common share and one share purchase warrant and to incur aggregate expenditures of $3,000,000.  The share purchase warrants expire 2 years subsequent to the issue date and are exercisable at a 30% of the 20 day weighted average share price of the Company prior to the issuance. The following table sets out the dates for which the units must be issued:

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

Subsequent to the period the Company terminated 20 of the initial 21 properties in the Andean Gold Alliance which have been replenished by several new properties for consideration.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

For the Three Months Ended December 31, 2006

(Expressed in United States dollars, unless otherwise stated)

6.

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

7.  Fixed Assets

	Cost
	Opening Balance	Additions in Period	Disposal	Accumulated Depreciation	Net Book Value at December 31

December 31, 2006:	$ 167,250	$3,242	$1,737	$15,630	$153,125

Equipment costs include purchases of computer equipment, field equipment and office furniture.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

For the Three Months Ended December 31, 2006

(Expressed in United States dollars, unless otherwise stated)

8.

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

The components of the net deferred tax asset as December 31, 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are disclosed below:

                                                                                     U.S. & Canada      Peru/Mexico

                        Net Operating Loss                     $    2,336,766         $ 1,781,615

                        Statutory Tax Rate                                 34%

30%

                        Effective Tax Rate                                     -                          -

                        Deferred Tax Asset                       $   794,500

     $   534,484

                                  Increase in Valuation Allowance      (794,500)

        (534,484)

                        Net Deferred Tax Asset                $             -            $           -

9.    Recent Accounting Pronouncements

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

b)     In June 2005, the Emerging Issues Task Force issued EIFT 04-06 – Accounting for Post-Production Stripping Costs in the Mining Industry.  The EIFT requires that stripping costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  EITF 04-06 is effective for the company’s 2007 financial statements.  As at December 31, 2006 the company had no deferred stripping costs.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements

For the Three Months Ended December 31, 2006

(Expressed in United States dollars, unless otherwise stated)

10.  Employee Stock Option Plan

On October 31, 2006 the company approved the 2006/07 Stock Incentive and Compensation Plan and set aside 2,000,000 shares of common stock for that purpose. The plan has been filed under regulation S-8 of the Securities and Exchange Commission Act.  Pursuant to the plan, 300,000 shares were issued to a director and 1,000,000 stock options were issued to directors, granted with a strike price of fair market value, vesting immediately.

11. Commitments

Premises Lease

By a lease agreement dated July 6, 2006, with a company having a director in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration:

2007	$ 21,725
2008	25,831
2009	28,157
2010	2,362

$ 78,075

13. Subsequent Events

Subsequent to period end, 250,000 shares were issued to Charles William Reed, a director, for consulting expense and 15,000 shares were issued to John Carden, a director, as compensation.

Daniel Hachey, a director, received 100,000 stock options with a strike price equivalent to fair market value on the date of grant.

The final property payment on the La Blanca properties was made subsequent to period end.

The Company closed its private placement financing subsequent to period end for proceeds of $1.4 million dollars.

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

Our Manager of Exploration in Mexico is Charles William (“Bill”) Reed. Mr. Reed is a consultant to the Company and has committed 70% of his time to his duties at Paramount. In addition to his duties at Paramount, Mr. Reed is also Chief Geologist of AmMex Gold Mining Corp., a publicly traded mining exploration company with mining interests in both the United States and Mexico.

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

Our Chief Operating Office (Mexico) is Larry Segerstrom.  Larry Segrestrom holds an MBA, Masters in Geoscience and Bachelor of Science in Geology and has over 20 years experience in the mining business.  Larry was previous with Freeport-McMoran, Layne Christensen, Newmont, Phelps Dodge, Chevron, Armco and Noranda.  Larry is fluent in Spanish and assumes the role of project manager for the San Miguel groupings project in Mexico.

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

John Carden has to joined the board of directors.  Dr. Carden has more than twenty years experience in exploration management, teaching, and research. Past positions include President of Latitude Minerals Corporation (LTU), a publicly traded company on the Canadian Venture Exchange, and Director of U.S. exploration for Echo Bay Mining.

During the quarter Daniel Hachey, MBA joined the board of directors.  Mr. Hachey has a strong capital markets background with twenty years of experience in investment banking largely in the area of public equity financing including initial public offerings (IPO’s) and private placements.  Mr. Hachey has also been active in the area of mergers and acquisitions, fairness opinions and other advisory work.  Currently, Mr. Hachey is President and CEO of Greenwich Global Capital Inc., a public capital pool company listed on the TSX-V.

Most recently, Mr. Hachey was President and CEO of a publicly-traded mining company listed on the TSX-V after leading the Mining Investment Banking Group at a fully integrated Canadian investment dealer.  Prior to that, Dan was Vice-Chairman of another fully integrated Canadian boutique investment dealer.  Dan spent three years at HSBC, arguably the world’s largest bank, leaving as Senior Vice President and Director, Head of Technology Group (investment banking).   Prior to joining HSBC, Dan spent five years with a major Canadian fully integrated investment dealer (Midland Walwyn – now Merrill Lynch Canada), leaving as Senior Vice President and Director of Corporate Finance.  He has also worked for a major U.S. based global investment banking firm (CS First Boston) in New York and Toronto.

Financings that Mr. Hachey has been a major factor in include Research in Motion, JDS Fitel (now JDS Uniphase), and Alliance Communications (now Alliance Atlantis) amongst many others in various industries including technology, communications, entertainment, mining (precious and based metals), oil and gas, forest products and others.

Mr. Hachey graduated from McGill University with a Master of Business Administration degree in Finance.  Prior to that he was in a Master of Science program at Universite de Montreal after receiving his Bachelor of Science degree from Concordia University.  Mr. Hachey has held Board of Directors positions of both public (NASDAQ, TSX an TSX-V) and private companies.

We currently have two projects under option, the San Miguel Groupings property in Mexico and the Andean Gold Alliance with Teck Cominco Limited, comprising 21 properties in Argentina, Chile and Peru.  A third project is a Joint Venture with Barrick Gold in Peru known as Linda.  The Company terminated the agreement with Barrick Gold in Peru for the Linda project. There is no assurance that a commercially viable mineral deposit exists on any of these properties, and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

San Miguel Groupings

We have an option to acquire up to a 70% interest in the San Miguel Groupings property in Mexico..  We will need to spend $2.5 million on exploration in the first 30 months of the option agreement dated August 3, 2005.  In June 2006 we accelerated the payments directly to the concession owner in order to secure interest in the property.

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

The company completed several rounds of drilling and during the quarter engaged Delve Consultants of Nevada, USA to prepare a National Instrument 43-101 Technical Report on its San Miguel project.  The Technical Report was released in January 2007.

Comparison of Operating Results for the Three Months ended December 31, 2006 to the Three  Months Ended December 31, 2005.

Revenues and Expenses

The Company earned $83 in interest income in the three months ended December 31, 2006 versus $1,127 in the three months ended December 31, 2005.

Exploration expenses amounted $1,103,409 in the three months ended December 31, 2006 due to the drill program at the San Miguel program in Mexico..  Geologist fess and expenses amount to $703,168 and relate to the exploration program at San Miguel.  Corporate Communications and Consulting fees amount to $1,024,408 are for business development purposes.

Liquidity and Capital Resources

Accounts payable increased by approximately $402,000 on December 31, 2006 over June 30, 2006..  This was primarily due to exploration expenditures including drilling and assay costs.  The short liabilities are funded by private placement financings.  Subsequent to period end approximately $1.4 million was raised by way of issuance of common stock to settle current obligations and fun ongoing work programs.

The Company is planning a private placement for the spring of 2007 in order to fund its ongoing exploration programs.

Assets and Liabilities

Cash decreased by approximately $402,000 as at December 31, 2006 over June 30, 2006 due to funds required for the drill program.    Equipment increased by $111,000 as at December 31, 2006 over June 30, 2006 due to the acquisition of equipment in South America.

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

Use of Estimates - Management's discussion and analysis or plan of operation is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

               We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

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

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities

We completed a private placement of common stock pursuant to Regulation S for proceeds of $1,000,000 at a price of $2.60 per share.  384,615 common shares were issued pursuant to the financing.  The offering was exempt from registration.  Proceeds from the financing were used to fund the drill program at the San Miguel project in Mexico and to conduct exploration in the South America properties.

We completed a private placement of common stock pursuant to Regulation D for proceeds of $25,000 at a price of $2.00 per share.  12,500 common shares were issued pursuant to the financing.  We also issued 12,500 share purchase warrants pursuant to the financing entitling the holder to exercise the warrants at a price of $2.50 per share for a period of two years..  The proceeds were used to fund the Mexican drill program.

Date

Shares Issued

October 12, 2006

384,615

November 28, 2006

  12,500

There were no brokers used in the above noted share issuances.

Item 3.

Defaults upon senior securities..

None

Item 4.  Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended December 31, 2007  to a vote of the Company’s securities holders.

Item 5. Exhibits and Report on Form 8-K

On December 8, 2006 we filed a report on Form 8-k in connection with the completion of a financing and the appointment of Daniel Hachey to our Board of Directors.

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

                           Paramount Gold Mining Corp.

Date:  February  13, 2007

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

By: /s/ Christopher Crupi

Date: February 13, 2007

    -----------------

    Christopher Crupi

    CEO/ Director

/s/  Willian Reed

Date:  February 13, 2007

---------------------------

    William Reed

    Vice President/Director

/s/  John Carden

Date:  February 13, 2007

-----------------------------------

     John Carden

     Director

/s/  Dan Hachey

Date:  February 13, 2007

---------------------------

    Dan Hachey

    Director