Form 10QSB
period 2007-03-31
PARAMOUNT GOLD MINING CORP.
filed 2007-05-14
CIK 1342854

FORM 10-QSB

______________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

______________

Paramount Gold Mining Corp.

(Exact name of registrant as specified in its charter)

______________

Delaware	0-51600	20-3690109
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

346 Waverley Street
Ottawa, Ontario, Canada K2P 0W5

(Address of Principal Executive Office) (Zip Code)

(613) 226-9881

(Issuer’s telephone number, including area code)

N/A

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

46,422,478 shares of Common Stock, $.001 par value as of April 30, 2007

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as at March 31, 2007 (unaudited) and June 30, 2007 (audited)

Statement of Operations for the Three and Nine Months Ended March 31, 2007 and for the Three and Nine Months Ended March 31, 2006 (unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2007 and March 31, 2006 and Cumulative Since Inception (unaudited)

Statement of Stockholders’ Equity for the Three Months Ended March 31, 2007 (unaudited)

Notes to Interim Financial Statements as of March 31, 2007 (unaudited)

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

“Christopher Crupi”

Christopher Crupi, CA

CEO

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Balance Sheets

(Unaudited)

As at March 31, 2007 and June 30, 2006

(Expressed in United States dollars)

	March 31, 2007	June 30, 2006
	(Unaudited)	(Auditied)
Assets
Current Assets:
Cash	$19,863,136	$465,791
Amounts receivable	436,508	177,110
Prepaid and Deposits	2,828,513	230,665
	23,128,157	873,566
Long-term Assets:
Mineral properties (Note 6)	4,502,296	2,932,800
Fixed Assets (Note 7)	164,634	42,303
	4,666,930	2,975,103
	$27,795,087	$3,848,669
Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities:
Accounts payable	$1,333,453	$223,666
Demand Note	—	205,580
	1,333,453	429,246
Shareholders’ Equity:
Capital stock (Note 4)	46,422	30,966
Additional paid in capital	38,068,331	4,820,690
Contributed surplus	2,453,154	444,002
Deficit accumulated during the Exploration Stage	(14,106,273)	(1,876,235)
	26,461,634	3,419,423
	$27,795,087	$3,848,669

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statements of Operations

(Unaudited)

For the Three Months and Nine Months Ended March 31, 2007 and March 31, 2006

(Expressed in United States dollars)

	For the Three Month Period Ended March 31, 2007	For the Nine Month Period Ended March 31, 2007	For the Three Month Period Ended March 31, 2006	For the Nine Month Period Ended March 31, 2006	Cumulative Since Inception March 29, 2005 to March 31, 2007

Interest Income	$2,434	$2,695	$3,892	$5,018	$9,555
Expenses:
Incorporation Costs	—	—	—	—	1,773
Exploration	771,964	2,739,308	60,076	60,076	3,272,924
Professional Fees	182,741	231,404	24,021	106,366	437,109
Travel & Lodging	47,717	54,774	29,944	67,716	131,901
Geologist Fees & Expenses	933,418	1,822,959	82,898	222,428	2,347,368
Corporate Communications	904,947	2,235,250	48,722	81,672	2,353,711
Consulting Fees	1,264,229	2,851,036	484,518	486,018	3,150,913
Stock Based Compensation	2,009,152	2,009,152	—	—	2,009,152
Marketing	21,969	60,431	8,132	41,700	133,532
Office & Administration	69,086	94,531	3,600	9,574	129,407
Interest & Service Charges	304	1,988	1,229	2,345	6,593
Insurance	9,344	64,256	—	—	69,156
Amortization	6,569	17,553	—	—	22,199
Rent	8,244	23,240	—	—	23,240
Miscellaneous	25,417	26,850	—	—	26,850
Total Expense	6,255,101	12,232,732	743,140	1,077,895	14,115,828
Net Loss	6,252,667	12,230,037	739,248	1,072,877	14,106,273
Deficit, Beginning	7,853,606	1,876,236	335,402	1,773	—
Deficit, Ending	$14,106,273	$14,106,273	$1,074,650	$1,074,650	$14,106,273
Loss per Share	$(0.163)	$(0.357)	$(0.024)	$(0.035)

The accompanying notes are an integral part of the consolidated financial statements

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statements of Cash Flows

(Unaudited)

For the Nine Months Ended March 31, 2007 and March 31, 2006

(Expressed in United States dollars)

	For the Period Ended March 31,		Cumulative Since Inception to March 31, 2007
	2007	2006
Operating Activities:

Net Loss	$(12,230,037)	$(1,072,877)	$(14,106,273)
Adjustment for:
Amortization	17,553	—	22,199
Expenses paid from prepaid expenses	3,722,679	472,500	8,630,427
Stock based compensation	2,009,152	—	2,009,152
(Increase) Decrease in accounts receivable	(259,398)	(16,262)	(434,735)
(Increase) Decrease in prepaid expenses	(33,530)	(77,957)	(2,662,222)
Increase (Decrease) in accounts payable	1,109,787	3,117	1,333,457
Increase (Decrease) in demand note	(205,580)	—	(205,580)

Cash from Operating Activities	(5,869,374)	(691,479)	(5,413,575)

Investing Activities:
Purchase of Mineral Properties	(1,569,796)	(716,413)	(1,416,496)
Purchase of Equipment	(139,884)	—	(186,853)

Cash used in Investing Activities	(1,709,680)	(716,413)	(1,603,349)

Financing Activities:
Proceeds from Demand Notes Payable	—		205,580
Proceeds from Issuance of Capital Stock	26,976,399	1,841,750	26,674,480

Cash from Financing Activities:	26,976,399	1,841,750	26,880,060

Increase/(Decrease) in Cash	19,397,345	433,858	19,863,136
Cash, beginning	465,791	11,250	—
Cash, ending	$19,863,136	$455,108 $	$19,863,136

Supplemental Cash Flow Disclosure:
Interest Received	$2,434	$3,892 $	$9,555
Taxes Paid	$—	$— $	$—

Non Cash Transactions (Note 3)

The accompanying notes are an integral part of the consolidated financial statements.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Statement of Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2007

(Expressed in United States dollars)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Total Stockholders Equity
Balance at Inception	—	$—	$—	$—	$—	$—
Balance June 30, 2005	11,267,726	11,268	1,755	(1,773)	—	11,250

Capital issued for financing	34,000,000	34,000	—	—	—	34,000
Forward split	45,267,726	45,267	(45,267)	—	—	—
Returned to Treasury	(61,660,000)	(61,660)	61,600	—	—	—
Capital issued for financing	1,301,159	1,301	3,316,886		—	3,318,187
Capital issued for services	280,000	280	452,370	—	—	452,650
Capital issued for Mineral Properties	510,000	510	1,033,286	—	—	3,796
Fair value of Warrants	—	—	—	—	444,002	444,002
Net Income (Loss)	—	—	—	(1,874,462)	—	(1,874,462)
Balance June 30, 2006	30,966,611	30,966	4,820,690	(1,876,235)	444,002	3,419,423

Capital issued for financing	458,371	459	1,188,242	—	—	1,188,701
Capital issued for Services	825,000	825	2,411,025	—	—	2,411,850
Net Income (Loss)				(1,859,073)	—	(1,859,073)
Balance September 30, 2006	32,249,982	32,250	8,419,957	(3,735,308)	444,002	5,160,901

Capital issued for financing	450,000	450	899,550	—	—	900,000
Capital issued for services	1,282,500	1,282	2,763,518	—	—	2,764,800
Options	—	—	1,100,000	—	—	1,100,000
Net Income (Loss)				(4,118,298)		(4,118,298)
Balance December 31, 2006	33,982,482	33,982	13,183,025	(7,853,606)	444,002	5,807,403

Capital issued for financing	11,119,996	11,120	21,659,226	—	—	21,670,346
Capital issued for services	920,000	920	2,066,480	—	—	2,067,400
Capital issued for Mineral Properties	400,000	400	1,159,600	—	—	1,160,000
Stock based compensation	—	—	—	—	2,009,152	2,009,152
Net Income (Loss)	—	—	—	(6,252,667)	—	(6,252,667)
Balance March 31, 2007	46,422,478	46,422	38,068,331	(14,106,273)	2,453,154	26,461,634

The accompanying notes are an integral part of the consolidated financial statements

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Three Months Ended March 31, 2007

(Expressed in United States dollars)

1.

Basis of Presentation:

a)

The Company, incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of silver, gold and precious metal properties. The Consolidated financial statements of Paramount Gold Mining Corp. include the accounts of its wholly owned subsidiaries, Paramount Gold de Mexico S.A. de C.V. and Compania Minera Paramount SAC.

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

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2007 and the consolidated results of operations and consolidated statements of cash flows for the three months ended March 31, 2007. The results of operations for the three months and nine months ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Three Months Ended March 31, 2007

(Expressed in United States dollars)

2.

Principal Accounting Policies (continued)

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

Fixed Assets

Fixed Assets are capitalized at cost. Amortization is recorded on a declining balance basis at a rate between 20% and 30% per annum. In the year of acquisition only one half year of amortization is taken.

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

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Three Months Ended March 31, 2007

(Expressed in United States dollars)

2.

Principal Accounting Policies (continued):

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

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Three Months Ended March 31, 2007

(Expressed in United States dollars)

3.

Non-Cash Transactions:

The company entered into certain non-cash operating and investing and activities as follows:

	2007	2006
Operating Activities:
Consulting and Geological Services	2,067,400	472,500

The company issued 920,000 common shares in exchange for services rendered and to be rendered in subsequent periods. The shares were valued at between$2.18 and $ 2.27 per share based on the market value at the contract date for a total consideration of $2,067,400.

4.

Capital Stock:

Authorized -

100,000,000 Common shares with a par value of $0.001

Issued and fully paid -

	Shares	Paid In Capital	Contributed Surplus

Balance December 31, 2006	33,982,482	$33,982	$13,183,025
(i) Capital issued for financing	11,119,996	11,120	21,659,226
(Net of financing costs)
(ii) Shares issued for services	920,000	920	2,066,480
(iii) Capital issued for Mineral Properties	400,000	400	1,159,600
Balance March 31, 2007	46,422,478	$46,422	$38,068,331

(i)

During the period the Company issued 721,500 restricted common shares in private placement for proceeds of $ 1,443,000 at a price of $2.00 per share plus one warrant per common share exercisable at 2.50 per share for a two year period.

During the period the Company issued 10,398,496 restricted common shares in private placement for proceeds of $21,836,841 at a price of $2.10 per share plus one-half warrant per common share exercisable at $2.90 per share for a two-year period.

The total proceeds from the two private placements during the quarter were $23,279,841 and the costs associated with the share issuance were $1,620,615, for the net proceeds of $21,659,226.

(ii)

The company issued 920,000 common shares in exchange for services rendered and to be rendered insubsequent periods. The shares were valued at between $ 2.18 and $ 2.27 per share based on the market value at the contract date for a total consideration of $2,067,400.

(iii)

During the period the Company issued 400,000 restricted common shares pursuant to its option agreement in San Miguel Groupings property. The 400,000 shares valued at $2.90 per share based on the trading value of the stock at the date of issuance for a total consideration of $1,160,000.

Warrants:

During the year-ended June 30, 2006 the board of directors approved the issuance of warrants to purchase an aggregate of 327,500 share of the Company’s common stock. Such warrants are exercisable at $4.77 per share. The warrants vest immediately and expire on June 6, 2008.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Three Months Ended March 31, 2007

(Expressed in United States dollars)

4.

Capital Stock (continued):

During the year-ended June 30, 2006, there were no warrants exercised or cancelled to purchase stock of the Company.

The following share purchase warrants were granted during the year-ended June 30, 2006 and outstanding at year-end:

Number of Warrants	Exercise Price	Expiry Date
117,500	$4.77	June 6, 2008
210,000	4.77	June 6, 2008

The 327,500 purchase warrants were valued at $444,002. For the purposes of estimating the intrinsic fair value of each warrant as of dates of the private placements, the Company used the Black Scholes option-pricing model. The Company estimated the fair value of the warrants assuming no expected dividends and the following assumptions:

Average risk-free interest rate	4.2%
Average expected life	2 years
Expected volatility	60%
Expected dividends	0%

During the period, the following warrants were issued pursuant to private placement agreements:

Number of Warrants	Exercise Price	Expiry Date
721,500	$2.50	Various for 2 years to February 13/09
5,199,248	2.90	March 29, 2009
623,909	2.10	March 29,2009

623,909 broker warrants were also issued to the agents in connection with the private placement financing at an exercise price of $2.10.

5.

Related Party Transactions:

During the period ended March 31, 2007, directors received payments on account of professional fees and reimbursement of expenses in the amount of $ 83,995 (2006: $ 54,750).

During the period ended March 31, 2007, 265,000 common shares were issued to directors. The shares issued to the directors were valued at fair market value on the dates of issuance for total value of $596,250.

During the period ended March 31, 2007, the company made payments pursuant to a premises lease agreement with a corporation having a director in common with a director of the company (see Note 11).

The above transactions were recorded at the exchange amount, which were amounts agreed to between the parties.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Three Months Ended March 31, 2007

(Expressed in United States dollars)

5.

Related Party Transactions (continued):

On January 24, 2007, the company granted 100,000 stock options to a director exercisable at trading value until November 14, 2011.

Other Related Party Transaction – see Note 12.

6.

Mineral Properties:

The Company has five mineral properties located within Sierra Madre gold district, Mexico, along with the Andean Gold Alliance in South America. Payments have been made as follows:

	March 31, 2007	June 30, 2006
San Miguel Groupings	$2,448,832	$1,267,000
La Blanca	507,564	325,000
Santa Cruz	44,226	44,000
Montecristo III	189,449	63,000
Andean Gold Alliance	1,281,600	1,213,800
Andrea	20,000	20,000
Cotaruse	10,000	—
Gissel	625	—
	$4,502,296	$2,932,800

a.

Interest in San Miguel Groupings

The Company has exercised its option to acquire a 70% interest in the San Miguel Groupings located in near Temoris, Chihuahua, Mexico. The Company’s interest in the San Miguel Groupings increasesd as certain milestones were met as outlined in the table below:

Interest Earned	Cash Payment	Required Exploration Expenditures	Required Share Issuances
35%	$300,000	$ —	300,000
55%	$ —	$1,000,000	200,000
70%	$ —	$1,500,000	200,000

The Company is required to make an additional payment of $50,000 (or equivalent value of the Company’s shares) on every anniversary date of the agreement (being August 3, 2005).

To earn its 55% interest in the San Miguel Groupings, the Company spent $1,000,000 on exploration and development prior to February 3, 2007. To increase the interest to 70% the Company spent an additional $1,500,000 prior to February 3, 2008.

As at June 30, 2006, the company has made cash payments of $300,000 and issued 300,000 Rule 144 Restricted Common Shares thus giving the company a 35% interest in the San Miguel Groupings. As of March 31, 2007, the company has expended more than $2,500,000 on exploration expenditures and interest in the San Miguel Groupings, and issued an additional 400,000 shares at a value of $1,160,000, thereby earning its 70% interest.

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

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Three Months Ended March 31, 2007

(Expressed in United States dollars)

6.

Mineral Properties (continued):

b.

La Blanca

During the year, the company renegotiated its agreement on the La Blanca mining concessions. It has an option to acquire a 100% in the La Blanca property located in Guazapares, Chihuahua, Mexico. Pursuant to the option agreement, payments of $180,000 have been made. Furthermore, the company must pay a royalty of $1.00 for each ounce of gold or its equivalent. The Company must incur $500,000 in exploration expenses during the period ended December 31, 2008. The property payments have been paid as per the agreement.

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

e.

Andean Gold Alliance

The Company has an option to acquire a 100% interest in the Andean Gold Alliance initially consisting of 21 properties (10 in Argentina, 7 in Chile and 4 in Peru). The agreement with Tech Cominco Limited requires the Company to issue 360,000 units with each unit consisting of one common share and one share purchase warrant and to incur aggregate expenditures of $3,000,000. The share purchase warrants expire 2 years subsequent to the issue date and are exercisable at a 30% premium to the 20 day weighted average share price of the Company prior to the issuance. The following table sets out the dates for which the units must be issued:

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

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Three Months Ended March 31, 2007

(Expressed in United States dollars)

6.

Mineral Properties (continued):

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

Included in the option agreement is a private placement whereby the optioner purchased 117,750 units of the Company at a price of $4.25. Each unit includes one common share and one share purchase warrant exercisable at $4.77.

Subsequent to the period the Company terminated 20 of the initial 21 properties in the Andean Gold Alliance which have been replenished by several new properties for consideration. The Company is drilling on the Santos property.

f.

Andrea

The Company acquired the Andrea mining concession located in the Guazapares mining district in Chihuahua, Mexico at a cost of $20,000.

g.

Interest in Linda Property

On January 9, 2006 the Company and its newly formed Peruvian subsidiary, Compania Minera Paramount SAC, signed an Agreement with Minera ABX Exploraciones S.A. (“Minera ABX”), a subsidiary of Barrick Gold Corporation, to acquire a minimum 51% interest in the Linda property. The Linda property is an exploration project and there are no known reserves. The Linda property is located at 250 km to the South-South-East of the town of Ayacucho, District of Chipao, Province of Lucanas, Department of Ayacucho, Peru and is comprised of six mining concessions totaling 4,500 hectares. The agreement calls for a two-year work commitment including 6,000 metres of drilling, of which 2,000 metres is a firm commitment during the first year of the deal. Once the Company has completed the drill program, it will have acquired a 51% interest in the property and will remain the operator of the project as long as it maintains a majority interest.

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

During the period, the Company terminated its agreement with Minera ABX regarding the Linda Property.

h.

Cotaruse

On January 22, 2007 the Company signed a letter of intent to acquire a 100% interest in the Cotaruse mining concession. Upon signing the letter of intent a $10,000 deposit was paid to the vendor. A contract was signed with the vendor subsequent to period end and a $30,000 payment

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Three Months Ended March 31, 2007

(Expressed in United States dollars)

6.

Mineral Properties (continued):

was made at that time. Pursuant to the contract the Company acquires an option by making additional payments of $2,700,000 over a four year period. Upon exercise of the option to acquire the property, the Company will grant a 2.5% NSR to the vendors. The Company may reduce the NSR to 1% at any time with a lump sum payment to the vendors of $2,000,000.

7.

Fixed Assets

Cost
Opening Balance	Additions in Period	Accumulated Depreciation	Net Book Value at March 31, 2007

$153,125	$18,078	$6,569	$164,634

Fixed Assets include purchases of computer equipment, field equipment and office furniture.

8.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $ 6,252,667 during the period and a net operating loss of $12,230,037 for the nine months ended March 31, 2007 pursuant to SFAS No. 109 the Company is required to compute net tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset as March 31, 2007, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are disclosed below:

	U.S. & Canada	Peru/Mexico
Net Operating Loss	$9,277,421	$2,511,437
Statutory Tax Rate	34%	30%
Effective Tax Rate	—	—
Deferred Tax Asset	$3,154,323	$753,431
Increase in Valuation Allowance	(3,154,323)	(753,431)
Net Deferred Tax Asset	$—	$—

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

b)

In June 2005, the Emerging Issues Task Force issued EIFT 04-06 – Accounting for Post-Production Stripping Costs in the Mining Industry. The EIFT requires that stripping costs that should be included in the costs of the inventory produced during the period that the stripping costs

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Three Months Ended March 31, 2007

(Expressed in United States dollars)

9.

Recent Accounting Pronouncements (continued):

are incurred. EITF 04-06 is effective for the company’s 2007 financial statements. As at March 31, 2007 the company had no deferred stripping costs.

10.

Employee Stock Option Plan:

On October 31, 2006 the company approved the 2006/07 Stock Incentive and Compensation Plan and set aside 2,000,000 shares of common stock for that purpose. The plan has been filed under regulation S-8 of the Securities and Exchange Commission Act. In total 1,775,000 shares have been issued. Pursuant to the plan, 300,000 shares have been issued to a director and 1,100,000 stock options have been issued to directors, granted with a strike price of fair market value, vesting immediately.

Changes in the Company’s stock options for the years ended December 31, 2006 and 2005 are summarized below:

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of year	—	$—	—	$—

Granted	1,475,000	2.17	—	—
Cancelled		—	—	—

Balance, end of quarter	1,475,000	$2.17	—	$—

At March 31, 2007, there were 1,475,000 exercisable options outstanding.

Stock Based Compensation

The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used:

2006
Risk free interest rate	4.18%
Expected dividend yield	0%
Expected stock price volatility	76% - 80%
Expected life of options	5 years

The grant-date fair value of options granted during the quarter ended March 31, 2007 was between $1.24 - $1.52.

Total stock-based compensation for the quarter ended March 31, 2007 was $2,009,152, recorded as stock based compensation in the statement of operations.

Paramount Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Three Months Ended March 31, 2007

(Expressed in United States dollars)

11.

Commitments

Premises Lease

By a lease agreement dated July 6, 2006, with a company having a director in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following rent:

2007	$21,725
2008	25,831
2009	28,157
2010	2,362

$78,075

12.

Subsequent Events

A director, received $870,000 as compensation for consulting services rendered.

Subsequent to the period end, 80,000 shares have been issued pursuant to the 2006/07 Stock Incentive and Compensation Plan.

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

Background

We are an exploration stage mining company which has as its core business, precious metals exploration. We currently have two projects under option, the San Miguel Groupings property in Mexico and the Andean Gold Alliance with Teck Cominco Limited, initially comprising 21 properties in Argentina, Chile and Peru. A third project is the acquisition of the Cotaruse property in Peru. There is no assurance that a commercially viable mineral deposit exists on any of these properties, and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Paramount does not expect to generate revenues from either the San Miguel or Cotaruse projects in the next 2 years. Further, it is not Paramount’s objective to enter the mine management business, but rather hopes to identify a resource that will enable them to attract a larger company to partner with who has experience developing and managing a mine.

We have been dependent upon private financings to operate our business.

Our Management:

Our chief executive officer is Christopher Crupi, a former Vice President of PricewaterhouseCoopers. Mr. Crupi oversees our administrative and operational activities. In addition to his duties at Paramount, Mr. Crupi is also President and Chief Financial Officer of AmMex Gold Mining Corp., a publicly traded mining exploration company with property interests in both the United Sates and Mexico.  Our other Board members include Charles Reed, John Carden and Daniel Hachey.

Charles William (“Bill”) Reed serves as our Manager of Exploration in Mexico and has committed 70% of his time to his duties at Paramount. In addition to his duties at Paramount, Mr. Reed is also Chief Geologist of AmMex Gold Mining Corp., a publicly traded mining exploration company with mining interests in both the United States and Mexico.

Dr. John Carden has more than twenty years experience in exploration management, teaching, and research. Past positions include President of Latitude Minerals Corporation (LTU), a publicly traded company on the Canadian Venture Exchange, and Director of U.S. exploration for Echo Bay Mining.

Daniel Hachey is a member of our board of directors. Mr. Hachey has a strong capital markets background with twenty years of experience in investment banking largely in the area of public equity financing including initial public offerings (IPO’s) and private placements Currently, Mr. Hachey is President and CEO of Greenwich Global Capital Inc., a public capital pool company listed on the TSX-V.

Our Chief Operating Officer in Mexico is Larry Segerstrom. Our Manager of Exploration in South America is Alain Vachon, an independent geologist. Mark Slaeunwhite, formerly of Barrick Gold, is a senior geologist working with our project teams in Mexico and South America.

Our Operations:

San Miguel Groupings

We have acquired a 70% interest in the San Miguel Groupings property in Mexico. San Miguel is located in Chihuahua, Mexico and lies in the Temoris mining district, part of the gold-silver belt of the Sierra Madre Occidental, just a few kilometres northwest of the town of Temoris. It can be accessed by vehicle and railway and has well-developed infrastructure with a recently constructed 33,000 volt power line. The project covers approximately 800 acres with an estimated 6 kms of strike in the historic gold/silver mining district.

The Temoris mining district lies within a northwest trending belt of gold and silver deposits in the western portion of the Sierra Madre Occidental. gold/silver mineralization in the project occurs as quartz veins and breccias within the west-northwest- and north-northwest-striking faults.

Andean Gold Alliance

We also have an agreement with Teck Cominco Limited called the Andean Gold Alliance (“AGA”) which initially consisted of 21 properties (10 in Argentina, 7 in Chile and 4 in Peru). The alliance creates a strategic alliance between Paramount and Teck Cominco for gold exploration in these three countries. The AGA also provides for a mutual Right of First Offer with respect to the divestiture of new and existing gold exploration properties in other parts of Argentina, Chile and Peru.

Linda Property - Peru

The Linda property in Peru is under option with Minera ABX Exploraciones S.A., a subsidiary of Barrick Gold Corporation. The option agreement, dated October 6, 2005, enables us to earn a 51% interest in the Linda property by drilling 6,000 meters within 30 months of the date of the option agreement. During the period, as a result of unsatisfactory drill results, the Company terminated its option with Minera ABX Exploraciones S.A. and satisfied all its liabilities thereunder.

Cotaruse Property – Peru

We have signed an agreement to acquire a 100% interest in the Cotarusee property located in Department of Apurimac in Southern Peru.  The purchase price is $3 million and we are obligated to incur exploration expenditures of $2,000,000 over a period of four years. The first year’s payment will be $150,000, followed by payments of $750,000 in year two, $800,000 in year three and $1.3 million at the end of year four.  The owner also receives a 2.5% NSR of which 1.5% can be bought back upon a lump sum payment of $2 million. The project consists of a 1,000 hectare mining concession with main infrastructures in place, including highway, electricity and water, which are readily accessible within 5 kms of the center of the property.

Recent Financings:

On March 30, 2007, we closed a $21,836,841 private placement offering (the “Financing”) of 10,398,496 units  (the “Units”) at a price of $2.10 per Unit (the “Issue Price”). Each unit is comprised of one share of Common Stock in the capital of the Company and one-half of one common stock purchase warrant of the Company.  Each whole Warrant shall entitle the holder thereof to acquire one share of common stock in the capital of the Company (a “Warrant Share”) at an exercise price of $2.90 for 24 months following the closing date of the offering. Also in connection with the Financing, we issued 623,909 broker warrants which are exerciseable for a period of 24 months at an exercise price of $2.10 per share. We filed a report on Form 8-k with the Securities and Exchange Commission on April 6, 2007 detailing this transaction.

Financing fees were $1,620,615 representing fees paid in connection with the closing of our $21.8 million financing and were recorded as a reduction in share capital and not in the Statement of Operations.

Comparison of Operating Results for the Three and Nine months ended March 31, 2007 to the Three and Nine Months Ended March 31, 2006.

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities. Interest income was $2,434 and $2,695 for the three and nine months ended March 31, 2007 as compared to $3,892 and $5,018 during the comparable period in the prior year. Interest income declined as we utilized a significant portion of our cash reserves for geological fees, acquisition of mining interests and general working capital. We anticipate our interest income will increase in the coming year with the completion of our latest round of financing and irrespective of any proceeds from the exercise of any common stock purchase warrants.

Operating Expenses

We incurred expenses totaling $6,255,101 and $12,232,732 for the three and nine month period ended March 31, 2007 as compared to $743,140 and $1,077,895 for the three and nine months ended March 31, 2006. Consulting fees were $1,264,229 and $2,851,036 as compared to $484,518 and $486,018. We did not record any financing fees prior to the quarter ended March 31, 2007. Corporate communications and investor relation fees were valued at $904,947 and $2,235,250 as compared to $484,518 and $486,018. The significant increase in all of these expenses as well the other expenses identified in our Statement of Operations is the result of increased costs that we have incurred in acquiring various mining rights and exploratory costs related thereto.

We issued a total of 920,000 shares of our Common Stock for services rendered and 400,000 shares of our Common Stock for the acquisition of mineral properties. The value of the Common Stock was determined based upon the closing bid price of our Common Stock on the date of grant.

We recorded stock based compensation expense of $2,009,152 as a result of stock options granted to employees and management pursuant to the 2006/07 Stock Incentive and Compensation Plan. All stock options were priced at fair market value based on trading prices on the date of grant.

Net Income (loss)

Our Net Loss for the three and nine months ended March 31, 2007 was $4,243,515 and $10,220,885 as compared to a Net Loss of $739,248 and $1,072,877 for the three and nine months ended March 31, 2006. Our Net Loss per Share was $(0.163) and $(0.357) as compared to a Net Loss per Share of $(0.024) and $(0.035) for the comparable periods in 2006. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we anticipate that we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

As of March 31, 2007, we had cash totaling $19,863,136 as compared to $465,791 as of June 30, 2006. Accounts receivable totaled $436,508 as compared to $177,110 and prepaid expenses and deposits of $2,828,513 as compared to $230,665. We had total current assets of $23,128,157 as compared to $873,566. The significant increase in our cash holdings is directly attributable to the completion of our Financing.

Our long term assets at March 31, 2006 were $4,502,296 as compared to $2,932,800 while our fixed assets totaled $164,634 as compared to $42,303. Total assets as at March 31, 2007 were $27,795,087 as compared to $3,848,669 as at June 30, 2006. The significant increase in our fixed assets is in connection with our mineral properties and the payments we have made in connection therewith.

Our current liabilities as of March 31, 2007 was $1,333,453 as compared to $429,246 as of June 30, 2006. We have a working capital surplus of $21,794,704 as compared to a working capital surplus of $444,320. As a result of the Financing, we anticipate that we will be able to meet our currently existing ongoing contractual commitments for any property or mineral rights and have sufficient financial resources to fund our ongoing exploration and geological endeavors.

SUBEQUENT EVENTS

Following the quarter ended March 31, 2007, we paid Daniel Hachey a consulting fee of $870,000. The fee was paid to Mr. Hachey in connection with the assistance he provided in connection with strategic planning and consulting services and has been accrued in the accounts payable as at March 31, 2007.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the “SEC”), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company’s consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates - Management’s discussion and analysis or plan of operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25,

“Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

Item 3.

Controls and Procedures.

As of the end of the period covered by this Report, the Company’s chief executive officer and its principal financial officer (the “Certifying Officers”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including these officers, to allow timely decisions regarding required disclosure. Christopher Crupi currently serves as our chief executive officer and chief financial officer and is the “Certifying Officer” in this report.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities,

On March 30, 2007, we issued 10,398,496 units (the “Units”) of our securities at a price of $2.10 per Unit. Each unit is comprised of one share of common stock in the capital of the Company and one-half of one common stock purchase warrant of the Company. Each whole Warrant shall entitle the holder thereof to acquire one share of common stock in the capital of the Company (a “Warrant Share”) at an exercise price of $2.90 for 24 months following the closing date of the offering. In connection with this offering we also issued 623,909 broker warrants which are exerciseable at an exercise price of $2.10 per share for a period of 24 months.

The private placement was made without registration in reliance on Regulation S adopted under the Securities Act and Section 4(2) of the Securities Act and Rule 506 of Regulation D adopted thereunder based on the investors’ representations regarding residency and/or accredited investor status.

We also during the period ended March 31, 2007 issued a total of 721,500 shares of our Common Stock pursuant to a private placement of our securities. The Common Stock was sold as part of a unit at a cost of $2.00 per unit. Each unit consisting of one share of Common Stock and one common stock purchase warrant exerciseable at $2.50 per share for a period of two years. We received proceeds from this offering totaling $1,443,000. The private placement was made without registration in reliance on Regulation S adopted under the Securities Act and Section 4(2) of the Securities Act and Rule 506 of Regulation D adopted thereunder based on the investors’ representations regarding residency and/or accredited investor status.

We intend to use the proceeds from the sale of these securities for general working capital purposes.

We issued a total of 920,000 shares of our Common Stock for services rendered and to be rendered as follows:

Party	Services	Number of Shares

Charles William Reed	Geologic Services	250,000
John Carden	Compensation as Board Member	15,000
Shams Patel	Corporate Communications	60,000
Larry Segerstrom	Geologic Services	200,000
Quentin Holdings	Human resources	60,000
Chris Theodossiou	Corporate Communications	60,000
Clinton Joseph	Corporate Communications	40,000
John Caminiti	Corporate Communications	60,000
Smallcapvoice.com	Corporate Communications	30,000
Paula Clancy	Translation services	10,000
Ramiro Trevizo	Property services	10,000
Lucie Letellier	Accounting services	50,000
CH Capital LLC	Advisory services	25,000
Sean Marsden	Advisory services	10,000
Marlies Studer	Corporate Communications	40,000

We also issued 400,000 shares of our Common Stock to Tara Gold Resources Corp. (formerly American Stellar Energy) in connection with our acquisition of the San Miguel Groupings property.

Item 3.

Defaults upon senior securities.

None

Item 4.

Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended March 31, 2007 to a vote of the Company’s securities holders.

Item 5.

Exhibits and Report on Form 8-K

There were no reports on Form 8-k filed during the quarter ended March 31, 2007. The Company did however file on April 6, 2007 a report on Form 8-k in connection with the completion of the Financing and a report on Form 8-k in connection with the appointment of a new director on May 9, 2007.

Exhibit No.	Description

31.1	Section 302 Certification of the Principal Executive Officer *
31.2	Section 302 Certification of the Principal Financial Officer *
32.1	Section 906 Certification of Principal Executive Officer *
32.2	Section 906 Certification of Principal Financial and Accounting Officer *

———————

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT GOLD MINING CORP.
Date: May 11, 2007
	By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi,
CEO and Director

Date: December 5, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 11, 2007	By:	/s/ CHRISTOPHER CRUPI
CEO/Director

Date: May 11, 2007		/s/ WILLIAM REED
William Reed
Vice President/Director

Date: May 11, 2007		/s/ JOHN CARDEN
John Carden

Date: May 11, 2007		/s/ DANIEL HACHEY
Daniel Hachey