Form 10KSB
period 2007-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2007-09-27
CIK 1342854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________
Commission File Number: 01-51600

———————

PARAMOUNT GOLD AND SILVER CORP.

(Name of small business issuer in its charter)

———————

Delaware	20-3690109
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

346 Waverley Street

Ottawa, Ontario, Canada  K2P 0W5

(Address of Principal Executive Office) (Zip Code)

(613) 226-9881

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenue for its most recent fiscal year. $268,605

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of our Common Stock as reported by the American Stock Exchange on September 24, 2007 was approximately $114,142,810 (based on a closing price of $2.71 per shares).

Number of outstanding shares of the registrant’s $.001 par value common stock, as of September 24, 2007: 46,502,478 shares of common stock

This Form 10-KSB contains “forward-looking statements” relating to Paramount Gold and Silver Corp. (“Paramount” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I

Item 1. Description of Business.

Overview and History

We are a Delaware corporation. We were incorporated on March 29, 2005. On August 23, 2007 we amended our certificate of incorporation changing our name to Paramount Gold and Silver Corp. Our principal offices are located at Suite 110, 346 Waverley Street, Ottawa, Canada K2P 0W5.

We are an exploration stage mining company which has as its core business, precious metals exploration. Our principal project is the San Miguel Groupings in Mexico. We have also entered into the Andean Gold Alliance with Teck Cominco Limited, with respect to the exploration of properties in Argentina, Chile and Peru. Currently, the Company only considers the San Miguel Groupings to be material to its overall business and financial condition. (See “Our Business”).

We do not expect to generate revenues from any project in the next two years. Further, it is not our objective to enter the mine management business, but rather hopes to identify a resource that will enable us to attract a larger company to partner with who has experience developing and managing a mine.

We have been dependent upon private financings to operate our business. We have recently completed a private placement financing in the amount of $21.8 million to fund ongoing drilling operations. If additional financing is required, there can be no assurance that we will be successful in securing funding or if available, on terms acceptable to the Company.

Inter-corporate Relationships

The following is a chart of the Company’s two wholly-owned subsidiaries and our material projects:

We currently have a 70% interest in the San Miguel Groupings property in Mexico. We also have an agreement called the Andean Gold Alliance with Teck Cominco Limited. The agreement enables us to option mining concessions in Argentina, Chile and Peru. There is no assurance that a commercially viable mineral deposit exists and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. Our primary focus is the San Miguel property.

Currently, we only consider the San Miguel Groupings to be material to our overall operations.

San Miguel Groupings.

Property Description and Location

Location

The San Miguel Project is located southwestern Chihuahua in Northern Mexico, and is approximately 400 km by road from the state capital. The project is about 20 km north of the town of Temoris, adjacent to the village of Guazapares. It is in the Guazapares mining district, which is part of the Sierra Madre Occidental gold-silver belt. The location of the San Miguel Project is shown in Map 1. The coordinate system used for all maps and sections in this report is the Universal Transverse Mercator system, Zone 12. GPS coordinates are referenced to NAD 27 Mexico.

Land Area

Until recently the San Miguel Project consisted of 16 smaller concessions clustered near Guazapares with a total area of 429.57 hectares, along approximately 8 kilometers of vein system strike length. Exploration efforts to date have been focused on this group. Recently the much larger Andrea, Gissel and Isabel concessions have been staked and a letter of intent to form a joint venture has been signed with Garibaldi Resources Corporation as part of a district wide exploration program. These concessions add 80,000 and 7000 hectares, respectively, to the project.

The Chihuahua Informe Pericial (Department of Mines) administers the concessions in this area. As part of the concession acquisition process, concession boundaries are surveyed.

MAP 1 – SAN MIGUEL PROJECT LOCATION

Delve Consultants, LLC.
Mineral Exploration and Development

NEW MEXICO
TEXAS
AZ
El Paso
Ciudad Juarez
UNITED STATES
Gulf Of Mexico
MAP AREA
(CHIHUAHUA)
MEXICO
Pacific Ocean
Nacozari
Nuevo Casas Grandes
SONORA
CHIHUAHUA
Ciudad Chihuahua
La Junta
Cuauhtemoc
Yecora
Pinos Altos
Ocampo Project
San Miguel
COAHUILA
SINALOA
DURANGO
Los Mochis
Tamazula
Torreon
Gulf Of California
Parral
0 40 200
Kilometres
Paramount
GOLD
San Miguel Project
Property Location Map
Guazapares
Chihuahua, Mexico
December 2008

Figure 4.1 Property Location Map

Agreements

San Miguel Group Agreement

This group forms the initial core of the property. It includes the concessions San Miguel, San Juan, San Luis, Empalme, Sangre de Cristo, Santa Clara, El Carmen, Las Tres BBB, Swanwick, Las Tres SSS, El Rosario, and Guadalupe de Los Reyes as listed in the table above, a total of 363.33 hectares.

La Blanca Group Agreement

The Montecristo group includes Montecristo, Montecristo II, Montecristo Fraccion, and Constituyentes 1917 as listed in the table above, a total of 66.2403 hectares. In an agreement effective July 17, 2006, an option to purchase agreement was made between Paramount Gold and Victor Manuel Gomez Frogoso. According to the agreement Paramount must invest $500,000 in exploration on the concessions before December 31, 2008. A payment of $80,000 was made on signing. Additional payments are linked to the definition of reserves. The sum of $1 will be paid for each gold-equivalent once of mineable reserves defined by December 31, 2007. The sum of $1 will be paid for each gold-equivalent ounce of reserves defined by December 31, 2008. When this is done the purchase will be complete and title will transfer to Paramount. Paramount may terminate the agreement at any time with due notice to the concession holder.

Garibaldi Agreement

We have signed a letter of intent with Garibaldi Resources Corporation regarding an exploration joint venture on a 6,000 to 7,000 hectare portion of their concession west of Paramount’s Andrea concession. It is an option to earn an 80% interest in the property, by spending a sum of money over a five-year period and issuing stock to Garibaldi. There can be no assurance that the parties will come to terms on a definitive agreement.

Drilling Summary

Paramount began drilling at the San Miguel Project in late April 2006. Drilling began at the Sangre de Cristo area, followed by the Montecristo area. In June 2006, the main portion of the program began at the San Luis area in the center of the Guazapares district on the outskirts of the village of Guazapares, followed by the La Union, San Jose and San Antonio areas. As of December 10, 2006, the drill was working in the El Carmen area. Several periods of drilling had taken place at Gauzapares in the past, including those by ASARCO in the 1950’s, by Penoles in the mid 1970’s and a few holes by Kennecott in the 1990’s.

The project data consists of the results of 53 diamond drill holes. Hole depths varied from a minimum of 44.7 meters to a maximum of 297.5 meters. Total meters drilled were 7233, for an average depth of 136.5 meters. All were angle holes and most were drilled at an angle of –55 to –65 degrees. The resource estimation discussed below was based on these holes, as well as surface and underground geologic data.

In most places the veins are dipping at angles from 60 to 70 degrees, thus a –55 degree hole oriented to intersect the vein would have cut it at an angle of approximately 60 degrees, rather than perpendicular to the vein. True thickness of the vein intercepts then is perhaps 80% of the apparent thickness in the core.

Core Drilling and Logging

The diamond core drilling program was carried out by Layne de Mexico, S.A. de C.V. Layne used a skid-mounted CS-1000 wireline drill rig. HQ (2.5”) diameter core was drilled exclusively, except where drilling conditions forced reducing to NQ (1.875”). Water was supplied from nearby streams using a water truck, or where possible a pump and waterline.

Environmental Reports and Liabilities

With the assistance of a Mexican environmental permitting consultant, Paramount has satisfied the requirements regarding permitting for the ongoing exploration program with the office of SEMARNAT in Chihuahua City.

Disturbance associated with exploration work completed by Paramount to date is limited to construction of drill access roads, drill pads and trenches. No direct mining related activities have been carried out.

Except for some mining activities in the early 1900’s, there have been no mining activity on the San Miguel Groupings since the early 1900’s. In the 1990’s a very small and unsuccessful attempt was made to heap leach oxidized silver ores near the north end of the La Union area. It is possible that Paramount may be held responsible for the cleanup of these areas, should a mine be placed into production nearby. Management believes that any environmental cleanup would be minor and relatively inexpensive.

Access

Direct access to San Miguel is by the paved highway 127 to the town of Creel, then by reasonably good gravel roads to Temoris and then Guazapares. The simplest way for a visitor to reach Temoris is via the Chihuahua-Pacific rail service between Chihuahua City and Temoris, a nine hour trip. Two passenger trains in each direction and several freight trains serve Temoris and Los Mochis on the Pacific coast daily. From the Temoris train station to the village of Guazapares the drive is about 45 minutes by a winding gravel road.

Climate

The Temoris area has a temperate climate. Undisturbed slopes are covered by juniper-pine-oak forests. Rainfall is largely in the summer months, with an annual average of about 8 cm. Maximum temperatures rarely exceed 35 degrees centigrade, and minimum temperatures are rarely less than 5 degrees. The average elevation in the vicinity of Guazapares is 1600 meters. While there can occasionally be snow or heavy rains, it is anticipated that exploration work or mining can continue throughout the year.

Resources and Infrastructure

The Temoris area has reasonably good local infrastructure and a workforce generally receptive to mining. Temoris and Chinipas have populations of approximately 1500 people each, perhaps 200 people live in Guazapares, and there are several smaller villages in the general area. The total available workforce of the area may approach 5000 people.

Physiography

Paramount’s San Miguel Project is near the center of the Sierra Madre Occidental range. This range is actually a relatively structurally undisturbed plateau composed of nearly flat-lying Tertiary volcanic rocks. This plateau is generally deeply incised, with many steeply walled canyons and small, relatively level, plateau remnants between them. The San Miguel Project area explored to date occupies one of these more level areas. To the west the volcanic plateau is bounded by an extensional terrane, which represents the southern continuation of the basin and range province of the western USA.

The terrain is often hilly to steeply mountainous. It is generally covered with pinyon-juniper-oak forests where not cleared for agriculture. More gently sloping areas are used for small vegetable and corn plots and the grazing of cattle.

Geologic Setting

Local Geology

In the Guazapares district the lower relief areas are occupied by regionally weakly propylitically altered andesitic rocks of the lower volcanic sequence. Nearly all the known mineralization is developed in these rocks and perhaps the base of the upper sequence. Higher ridge tops are generally composed of massive rhyolitic ashflow tuffs of the upper volcanic sequence, nearly always unmineralized. The dominant trend of faulting in the district is north-northwest, conforming to the larger scale regional structural setting. Within the San Miguel property, the mineralization being explored by Paramount is spatially related to these fault zones. There are also several rhyodacite dikes, too small to see at this scale, which follow these fault zones and appear to be associated with mineralization. Also at this scale, the faults are shown as single lines. In reality they are a series of sub-parallel curved faults in a zone as much as 300 meters wide. The main Guazapares structure has a strike length of nearly 8 kilometers. Within this zone are developed many en echelon quartz veins, quartz vein stockworks and silicified hydrothermal breccia bodies, most of which carry significant gold, silver, lead and zinc values. The zone is broken into segments by small-displacement NE trending faults. Mining before 1956 exploited only the near-surface oxidized portion of the system, producing silver and minor gold from only the highest grade areas. On a district scale, the lithology, structural setting and controls of mineralization appear strongly analogous to other deposits in the general area, particularly to those at the Palmarejo deposit, approximately 15 kilometers to the west.

Since the San Miguel project is composed of a series of concessions tracing the principal NNW structures, for descriptive purposes, it has been convenient to break them into geographical areas, using the names of the principal historic silver mines in each area. The Montecristo area in the north was drilled first, while Paramount’s subsequent work began in the La Union area and proceeded northward. Drilling is currently in progress in the northern portion of the El Carmen area.

MAP 2. SAN MIGUEL PROJECT – PRINCIPAL CONCESSIONS AND DRILLING AREAS

763000 E
765000 E
767000 E
769000 E
771000 E
3050000 N
3030000 N
3010000 N
Monte Cristo
San Miguel
La Veronica N
El Carmen
San Antonio
San Luis
San Jose
La Union N
La Union S
Santa Clara
Miocene basalt flows
Oligocene rhyolite flows, domes and ignimbrites
Oligocene rhyodacite
Eocene andesite
Faults
Gold/Silver mines & prospects
0
1
2
km
N
Paramount
GOLD
San Miguel Project
Regional Location Map
Guazapares
Chihuahua, Mexico
December 2006

Montecristo Area Geology

The Montecristo area is near the northern end of the Guazapares structural zone. Here there are four vein-structures, three of which strike N45E (Montecristo I and II), quite different from the rest of the Guazapares zone. The fourth, Sangre de Cristo strikes N30 to 45 W, was the principal working in the area and the remains an old pan amalgamation mill are nearby. This mineralization is associated with a dacite intrusive body, probably domal in shape. A newly identified structure, called the Montecristo breccia, is a hydrothermal breccia developed along a N30W fault zone along this contact and can be followed for a kilometer. It is from 150 to 200 meters wide. Mineralization is largely gold and silver.

This target is different from those to the southeast in that the lithologies are a dacite intrusive body and dacitic tuff-breccias. Also there are multiple phases of brecciation and breccia fragments are generally relatively small. Because of the steep terrain, only three holes were drilled to test this mineralization in the first round of exploration.

La Union – San Luis Area Geology

The two-kilometer area stretching from La Union in the south to San Luis in the center of the Guazapares district was mapped as a whole and will be discussed as a whole. Discussion of the mineralization will be broken out into shorter discrete segments. Very little work has been done by Paramount to date in the Santa Clara area and it will not be discussed here.

There are three principal geologic units mapped at La Union – San Luis. On the east is an andesitic basement composed of andesitic flows and volcaniclastic rocks with a few dacitic to rhyolitic tuff horizons. Bedding strikes to the north and dips to the west. Total thickness is unknown. These are interpreted to be part of the lower andesite sequence. A package of lithic to quartzo- feldspathic tuffs is exposed on the west side. It discordantly overlies the andesite unit and displays a pseudo-stratification with dips of 15 to 40 degrees to the northwest. A dacitic dike outcrops intermittently along the contact between these two units with an approximate strike of N30W and a dip of 50 to 70 degrees to the east. The eastern limit of the fault zone separating the andesites and the lithic tuffs is often rather sharp. West of the principal fault, the structure can be quite complex with fault splits, and mineralized fracture zones over 200 meters wide, particularly in the San Jose area.

Propylitic alteration is in a widespread envelope. Within this envelope are irregular zones of sulfide-bearing breccias, quartz veins and quartz vein stockworks. Here the rocks are commonly argillically altered, with locally intense silicification and associated adularia. Judging from earlier reports and the dimensions of stopes at the surface, the higher-grade veins mined were generally perhaps 1 to 4 meters wide. The principal sulfide minerals were pyrite, galena and sphalerite, and argentite. These altered poly-phase breccia bodies are cut by and surrounded by stockworks of fine quartz-sulfide veinlets. In the La Union area, the stockwork zone is as much as 100 meters wide. This wider stockwork zone north of the La Union mine occupies a segment of the fault zone that curves gently to the east.

The La Union segment is separated from the San Jose area by a small east-west valley which almost certainly represents a fault of small displacement, as evidenced by an abrupt break in the geologic pattern. North of this break, in the San Jose area the main area of workings is in a similar stockwork and breccia zone less than 50 meters wide. Relatively extensive shallow underground workings were developed here to exploit the higher-grade veins and breccias. However, additional stockwork zones persist well to the west, making the overall mineralized stockwork zone as much as 300 meters wide, as evidenced by numerous small old workings. This area was indicated by the work of Peňoles and by that of Paramount to contain a large volume of probably supergene-enriched lower grade silver mineralization, potentially mineable by open pit methods.

Across another east-west structural break is the San Luis area. At San Luis the rock units are the same. Mineralization is somewhat different here, in that grades were higher overall and gold content was much higher than elsewhere in Guazapares. The ore shoot was apparently controlled by the intersection of N30W and N5W striking structures, or by N30W and N60E, depending on which report one reads. This obviously needs further study. This ore shoot was exploited by the Alaska-Juneau Company between 1959 and 1968. Production figures are unavailable, but their mill operated at 150 tons per day for nearly 10 years. Ore grades were quite high by today’s standards. Paramount cut a channel sample across a pillar between the two structures on the 300 level across 25.8 meters, grading 11.3 g/t Au and 87 g/t Ag. Evidently this material was below Alaska-Juneau Company’s economic grade cut-off. On the surface, the vein has a strike length of approximately 400 meters, but it appears that only a small portion of that was mined. The 300 foot level is just above the water table and some sulfides are showing in the drift walls. Clearly any significant mining above the 300 level would have been in the higher grade oxide zones, leaving lower grade material behind. Below the 300 level, work by Alaska-Juneau mined only the relatively narrow (the area stoped was less than 40 meters wide) high grade sulfide zone, also leaving lower grade material behind. We believe that the exploration potential in these undeveloped areas is excellent.

San Antonia – El Carmen Area Geology

The geology at San Antonio and El Carmen changes somewhat in detail, but not in a general sense. The andesites can be divided into four lithologic varieties, but at this stage that is not very significant. In addition the tuffaceous units have changed to a softer more granular sandy texture and do not crop out well. Outcrops are very sparse, but it appears that the dacite dikes so common at La Union and San Jose are rare here.

As at the La Union and San Jose areas, the structural setting remains similar. The general strike of the principal veins and breccia bodies is N30W, with some north-trending step-over veins connecting them. A stockwork zone of varying intensity generally occupies the areas among the major veins. While the veins continue to dip steeply (60 to 75 degrees) to the northeast at San Antonio, the west side of the main vein system dips 60 to 75 degrees to the southwest. Larger veins are also more common with four substantial en echelon veins and several smaller ones in 700 meters of strike length. In the El Carmen area the vein system has rolled over and the principal veins dip steeply to the southwest, 70 to 80 degrees.

Paramount’s geologists suggest that the San Antonio – El Carmen area is somewhat higher in the system than other areas. This is based on the observation that gold is more abundant, silver grades seem a bit better, and silicified breccias and stockworks are more widespread.

A report, apparently written by Minera Rio Tinto in 2002 states that the San Antonio Mine was worked on 5 levels to a depth of 100 meters below the top of the hill, exploiting a high-grade vein a few meters wide. This same report states that the El Carmen mine exploited a high-grade vein 1 to 4 meters wide over a vertical range of 135 meters. Again mining would have been largely in the oxide zone. All of these workings are largely inaccessible at this time. A substantial effort and expenditure would be required to reopen them.

Paramount’s mapping, sampling and trenching program is proceeding northward onto the Swanwick concession. Results of that work are not yet available.

Deposit Types

At the San Miguel project, mineralization consists of epithermal, low sulfidation, gold/silver vein and breccia deposits which occur in north-northwest trending, steeply dipping structures. This type of mineralization is typical of the Sierra Madre Occidental gold-silver metallogenic province. It is this type of mineralization that has been exploited in the region since early Spanish colonial times.

These are multi-phase deposits which produced several phases of cross-cutting breccias and related hydrothermal alteration. Alteration ranges from peripheral propylitization to argillic alteration to strong to intense silicification, often with adularia development. This mineralization is physically expressed as sheeted quartz veins, silicified hydrothermal breccias, and vuggy, quartz- filled expansion breccias. Amethystine quartz is locally present. At many such deposits, such as those nearby at Palmarejo, there are at least two stages of gold-silver mineralization. The first is characterized by pyrite, sphalerite, galena and argentite in structurally controlled quartz vein breccias. There is often a later fine- grained higher-grade gold-silver, base metal-deficient phase cross-cutting the first. While Paramount has not yet carried out any detailed paragenetic studies, exposures in the San Jose and San Luis workings seem, to the author, to confirm that sequence.

Mineralization

The great majority of Paramount’s exploration efforts have been concentrated in the Guazapares structure, between the La Union and El Carmen areas. Most of this section will deal with those segments of the eight kilometer long structure.

Montecristo Area Mineralization

Montecristo is one of the less studied areas at this point. Mineralization occurs in at least two sets of structures, the more common north-northwest Guazapares structures and an N40E cross cutting set. Four adits followed the northeast striking Montecristo veins.

Mapping and sampling of the adits indicated that mineralization was predominantly silver and could have very good grades, ranging from 4 meters at 83 g/t Ag to 3 meters at 587 g/t Ag. Hole number MC-02 was drilled to intersect this highest-grade interval without success, although there was a long low grade interval of 68 meters of 17g/t Ag.

Most of the attention at Montecristo was focused on a NNW trending structures. Higher on the hill a hydrothermal breccia developed along the contact between a rhyodacite dike and felsic volcanic rocks is also mineralized. Surface sampling indicated long intervals of lower grade silver mineralization, for example 33 meters of 29g/t Ag and 0.54 g/t Au, and 14 meters of 224 g/t Ag and 0.03 g/t Au. Core holes MC-01 and MC-03 were drilled to test this zone, cutting 8.7 meters of 158 g/t Ag with 0.18 g/t Au and 11 meters of 74 g/t Ag with 0.39 g/t Au.

Veining in the main Sangre de Cristo adit also trends N30W and dips steeply to the northeast. Channel sampling near the portal (workings are inaccessible beyond that point) produced intercepts of 3.2 meters at 605 g/t Ag with 0.42 g/t Au and 7 meters at 295 g/t Ag with 0.16 g/t Au. This mineralization has not been tested by drilling.

La Union South Area Mineralization

La Union South is centered approximately 400 meters south of the La Union mine workings in an area of abundant old shallow workings. Here three trenches totalling 85 meters were cut across the mineralized zone, and six core holes were drilled for a total of 770 meters.

Both trenching and drilling revealed modest intervals of modest silver and gold grades, relative to the rest of the district. The best trench (ZLU-7) intercept was 22.6 meters of 0.40 g/t Au and 89 g/t Ag. The best drill intercept, in terms of length and grade was drilled beneath this trench and returned and intercept of 34.9 meters of 0.13 g/t Au and 60 g/t Ag. Most of the intercepts in both trenching and drilling in the La Union South area had significantly higher than normal zinc and lead values (in the 1–2% zinc range), including one 13.5 meter interval in hole LU-11 containing 2.38 % lead and 7.07% zinc. The relative abundance of lead and zinc leads the author to believe that the erosion level in this portion of the Guazapares district, is deeper than the areas further north, such as San Antonio. While precious metals values are much lower, the value of the base metal content may compensate for the decrease.

La Union North Area Mineralization

The La Union North area extends from a point 50 meters south of the La Union shaft to a point 300 meters north of it. Old workings and current exploration examine a vein and quartz stockwork zone 20 to 50 meters wide that trends N20 west in the south and curves to trend slightly east of north in the north end. The work consists of 5 trenches totalling 303 meters, and 8 diamond drill holes for 1039 meters.

Mineralization is exposed by several shallow inclined shafts and short drifts, generally with very limited access. The zone dips northeast to east at 50 to 60 degrees. Most of the old workings followed only the sheeted quartz veins and intensely silicified breccias. Mineralization is typical of the district with variably intense multiphase brecciation and silicification, grading laterally into quartz veinlet stockwork zones. Where silicification is less strong outcrops are sparse. Trenching shows the stockwork veining and argillic alteration to persist into these covered areas.

Trenching and surface sampling revealed wide zones containing more than 100 g/t silver, for example: 21m@ 1.29 g/t Au and 221 g/t Ag, 29m @ 0.55 g/t Au and 103 g/t Ag, and 66m @ 0.03 g/t Au and 105 g/t Ag. This

may be in part a supergene enrichment phenomenon, with acanthite and native silver associated with manganese and iron oxides.

Many of the drill holes were directed to pass below these well- mineralized trenches and test the deeper extent of mineralization. Holes LU-1, LU-2, LU-06 and SJ-08 all intercepted similar mineralization 40 meters below these trenches. Overall the drilled grades were similar, but over somewhat shorter intervals. While drill hole spacing is still rather great at La Union, there appears to be reasonably good continuity of mineralization.

San Jose Area Mineralization

The San Jose area has more extensive workings than the La Union area and appears to have been more productive. It is geographically separated from La Union on the south and San Luis on the north by stream valleys related to northeast trending small displacement faults. The principal zone of quartz vein breccias and related stockworks is relatively narrow, hugging the andesite-tuff contact. The larger workings here exploited the higher grade mineralization close to the main fault. Quartz-cemented expansion breccias are exposed along the main fault, particularly near the north end where workings are more abundant.

San Jose is different from the other zones in that there is an additional area of precious metal-bearing stockworks and breccia zones extending up to 120 meters west of the main zone. A surface sampling program in this broad mineralized zone indicates silver values greater than 100 g/t are present over an area of at least 250 by 100 meters. This is the area that was examined by Peňoles in the mid 1970’s. Their sampling and shallow air track drilling program lead them to report that the area may contain a million tons of material grading 135 g/t Ag in the upper 20 meters (all very shallow holes). Paramount’s sampling supports the suggestion that a significant shallow silver resource may possibly be developed at San Jose.

In addition to the surface sampling, Paramount has completed eleven diamond drill holes in their first pass of exploration drilling in the San Jose area. Nearly all of them cut intervals of several meters containing greater than 100 g/t Ag, many with significant lower-grade gold, lead and zinc credits. Most of the better intercepts were down dip from the main surface workings, along the principal vein. A few of the better intercepts, particularly in SJ-06 (6.6m @ 354 g/t Ag), were well east of the projection of the main vein breccia zone. This appears to correlate with a band of +200 g/t silver values in the surface sampling. This may represent a previously untested vein split east of the principal workings. While it tested it only partially, this phase of drilling did not indicate a significant downward extension of the surface sampling anomaly west of the principal workings.

San Luis Area Mineralization

The San Luis area is centered on the San Luis mine, which was operated by the Alaska-Juneau Company in the 1960’s. Before their arrival in 1959, mining had only reached the 400-level (approximately 110 meters vertically below the surface). The inclined shaft ultimately reportedly reached the 800-foot level. The high grade ore shoot mined, only about 30 meters along strike, was localized by the intersection of the main N30W vein structure with a crossing fault, variously stated in old reports as trending N10 west or N40E. This ore shoot is distinctive in that the bulk of the value of its ore was in gold rather than silver. In addition, lead, zinc and sometimes copper were often abundant as galena, sphalerite and chalcopyrite. The material mined at the 400 level is described by Yetter (1958) as follows: “mineralization pinches and swells from 1’ to 9’ in thickness…. vein material contains approximately 1/3 lead minerals on the hanging-wall side (in places solid massive galena). The remaining 2/3 of the vein contains the Silver-Gold minerals in quartz stringers and breccia.” He also describes the vein generally as “a brecciated vein in which the breccia has been re-cemented by quartz. Ore bodies are epithermal with the vein material, ranging from 2’ to 14’, consisting of quartz, quartz breccia and altered country rock.”

In this and other descriptions, mineralization along the main San Luis vein away from the high-grade shoot appears very similar to that of the rest of the district. This is confirmed by Paramount’s drilling. Eight diamond drill holes were completed in the San Luis area for a total of 1185 meters. Due to relatively steep terrain they were collared down the hillside to the east and cut the structure well below the 300- foot level. Thus the higher oxidized portions of the vein system were largely untested in this round of drilling. Intercepts in drill holes SL-04 and SL-08 are quite similar to intercepts in other areas (2m @ 253 g/t Ag with 0.12 g/t Au and 8.5m @ 85 g/t Ag and 0.04 g/t Au, respectively). Some of Paramount’s intercepts had very high lead and zinc grades, such as SL-01 (1.35m @ 2.54% Pb and 10.04% Zn), which was drilled close to the high- grade ore shoot. Targets at San Luis are both mineralization along strike similar to that of the rest of the district and also higher grade, higher sulfide material similar to that mined by Alaska-Juneau.

San Antonio Area Mineralization

The San Antonio area is separated from the San Luis area by a topographic low that again represents a small displacement northeast trending fault. It is separated arbitrarily by the author from the El Carmen area, where the main San Antonio vein-breccia pinches down to the north. Drilling in the San-Antonio – El Carmen area is ongoing.

In the southern portion of the area is a strong vein structure nearly parallel and northwest along strike from the San Luis vein, referred to here as the San Luis NW Extension. Trench ZSA-02 cut the vein and returned an intercept of 20 meters grading 76 g/t Ag. Core hole SA-06, drilled across the vein 10 meters to the north cut an interval of 13.8m grading 213 g/t Ag. This vein has at least 200 meters of strike length. No other information is available at this time.

The main San Antonio vein has the normal N30W trend and is steeply dipping to the east on the east side and, oddly, steeply to the west on the west side. This vein-breccia body and stockwork system swells from 2 meters in the south and north to nearly 30 meters in the center. The three trenches that cut it all returned the following silver values: ZSA-04 cut 8m @ 196 g/t Ag and 10.6m @ 200g/t Ag; ZSA-05 cut 10m @ 87 g/t Ag and 17.1m @ 170 g/t Ag; ZSA-06 cut 5.6m @ 597 g/t Ag. Other sub-parallel smaller vein structures are also somewhat mineralized.

Core holes were drilled to intercept the vein beneath each of these trenches. In the two holes for which assay results are available, SA-03 drilled beneath ZSA 04 cut 3.5m @ 135 g/t Ag, and SA-01 cut 25.8m @ 194 g/t and two 1- meter intercepts of 643 and 346 g/t Ag. Two additional holes have been drilled and results are awaited.

Silver mineralization in the San Antonio vein appears strong and continuous between drill holes and trenches along 200 meters of strike length. Gold values are negligible and there are only low amounts of lead and zinc. The distribution of metals suggests that the San Antonio area is exposed at a relatively high level in the epithermal system compared to the La Union area, for example. This would imply that the precious metal portion of the system may extend to greater depths here than elsewhere.

El Carmen Area Mineralization

The El Carmen area is only separated from San Antonio for convenience of display on maps. In terms of alteration, vein and breccia appearance and mineralization they are nearly indistinguishable. Here there are three substantial en echelon veins, with smaller sub-parallel and cross-over vein splits. The change of dip of the veins, first noticed at San Antonio, has become complete at El Carmen. Veins now dip to the west-southwest at 65 to 80 degrees. Quartz veinlet stockwork zones are often developed between the larger veins. As at San Antonio, gold, lead and zinc amounts encountered in drilling are usually quite low.

Exploration work is still in progress at El Carmen. Location and assay data for three additional trenches and three more drill holes are expected shortly.

Swanwick-La Veronica Area Mineralization

The Swanwick concession is adjacent to El Carmen to the north-northwest. A few samples of quartz veins indicate that there are high values of silver and higher than normal gold contents present in some of the veins. Paramount’s exploration efforts are just beginning here, thus there is little to report.

Earlier reports (Minera Rio Tinto, 2002) indicate that there were at least five formerly producing mines within this concession. They were the Cinco Senores, Morelos, Santa Rita, La Providencia and La Veronica mines. All appear to have rather extensive workings in vein material similar to that at San Antonio-El Carmen, but all workings are collapsed and inaccessible.

San Miguel-Empalme Area Mineralization

This area is immediately north of the small village named Batocegachic. The concessions are the San Miguel and Empalme. A complex quartz vein is exposed with a strike length of at least a kilometer. The only work done by Paramount to date is cutting a series of channel samples across the vein over a strike length of more than 300 meters. Sample widths range from 3.3 to 14 meters with gold values from 0.18 to 1.7 grams and silver values from 53 to 425 g/t. A weighted average calculation of the twelve samples gives an average grade of 0.85 g/t Au and 202 g/t Ag over an average of 9 meters. The vein is largely vuggy white quartz-cemented breccia. Amethystine quartz was noted locally.

This same structure can be traced for several hundred meters both northwest and southeast along strike, but it is essentially unexplored by Paramount. A section of the vein about 100 meters long, several meters wide and 15 meters deep was mined in the late 1970’s and shipped to the El Paso smelter as precious metal-bearing flux. There is no available record of the grade.

Other concessions

The San Miguel property also includes the Guadalupe de Los Reyes and San Juan concessions. Each has showings of mineralization and old workings. However, Paramount has done very little work on them at this time.

Exploration by Issuer

Drilling Summary

Paramount began drilling at the San Miguel Project began in late April 2006. Drilling began at the Sangre de Cristo area, followed by the Montecristo area. In June 2006, the main portion of the program began at the San Luis area in the center of the Guazapares district on the outskirts of the village of Guazapares, followed by the La Union, San Jose and San Antonio areas. As of December 10, 2006, the drill was working in the El Carmen area. Several periods of drilling had taken place at Gauzapares in the past, including those by ASARCO in the 1950’s, by Penoles in the mid 1970’s and a few holes by Kennecott in the 1990’s. There is little physical evidence of these drilling programs. Paramount has parts of this drilling data, but much of it is missing.

The project data, consist of the results of 53 diamond drill holes. Hole depths varied from a minimum of 44.7 meters to a maximum of 297.5 meters. Total meters drilled were 7233, for an average depth of 136.5 meters. All were angle holes and most were drilled at an angle of –55 to –65 degrees. The resource estimation discussed below was based on these holes, as well as surface and underground geologic data.

In most places the veins are dipping at angles from 60 to 70 degrees, thus a –55 degree hole oriented to intersect the vein would have cut it at an angle of approximately 60 degrees, rather than perpendicular to the vein. True thickness of the vein intercepts then is perhaps 80% of the apparent thickness in the core.

All drill hole collars and elevations were surveyed. Down- hole surveys were done in all holes at 50-meter intervals.

Drill Data

Location data for all of the drilling to date is contained in the following table:

San Miguel Drill Hole Location Data

HOLE #	North	East	Elev.	Azimuth	Dip	Depth	Type	Area
MC-01	3035427.1	767569.0	1703.7	258	-45	281.9	DDH	Montecristo
MC-02	3035509.2	767407.3	1712.7	280	-70	218.9	DDH	Montecristo
MC-03	3035479.5	767573.7	1732.0	260	-50	297.5	DDH	Montecristo
LB-01	3034222.6	767904.7	1504.9	355	-60	200.5	DDH	La Blanca
LB-02	3034221.6	767903.8	1504.8	265	-60	157.8	DDH	La Blanca
LB-03	3034203.2	767797.6	1503.9	265	-60	173.0	DDH	La Blanca
SL-01	3031749.3	769800.5	1606.9	240	-65	160.8	DDH	San Luis
SL-02	3031779.0	769845.3	1605.0	240	-65	179.1	DDH	San Luis
SL-03	3031716.1	769812.5	1610.5	240	-60	126.9	DDH	San Luis
SL-04	3031788.5	769811.4	1603.3	240	-60	151.5	DDH	San Luis
SL-05	3031828.2	769777.4	1601.0	240	-55	148.4	DDH	San Luis
SL-06	3031824.0	769729.1	1599.7	240	65	161.3	DDH	San Luis
SL-07	3031858.7	769703.8	1602.3	260	-65	130.3	DDH	San Luis
SL-08	3031779.5	769771.4	1607.0	240	-60	127.3	DDH	San Luis
LU-01	3030957.4	769879.5	1630.7	260	-55	102.7	DDH	La Union
LU-02	3030999.1	769899.6	1629.8	260	-50	102.7	DDH	La Union
LU-03	3031040.4	769908.3	1632.7	260	-50	111.8	DDH	La Union
LU-04	3031011.7	769938.8	1628.6	260	-55	130.1	DDH	La Union

HOLE #	North	East	Elev.	Azimuth	Dip	Depth	Type	Area
LU-05	3030965.8	769944.0	1631.9	260	-55	151.5	DDH	La Union
LU-06	3030916.9	769922.1	1622.7	260	-55	130.2	DDH	La Union
LU-07	3030875.7	769931.2	1614.8	260	-55	93.6	DDH	La Union
LU-08	3030581.2	770008.1	1628.7	240	-55	99.7	DDH	La Union
LU-09	3030539.9	770036.7	1637.4	240	-65	157.7	DDH	La Union
LU-10	3030507.6	770051.8	1636.4	240	-55	143.6	DDH	La Union
LU-11	3030571.9	770048.3	1626.4	240	-55	172.8	DDH	La Union
LU-12	3030726.8	769964.5	1609.3	240	-55	102.7	DDH	La Union
LU-13	3030659.0	769996.3	1614.8	240	-60	93.6	DDH	La Union
SJ-01	3031479.8	769835.7	1627.0	265	-80	118.3	DDH	San Jose
SJ-02	3031465.5	769817.7	1637.7	265	-55	44.7	DDH	San Jose
SJ-03	3031409.0	769836.6	1637.7	240	-50	108.8	DDH	San Jose
SJ-04	3031368.7	769859.1	1639.0	240	-50	130.1	DDH	San Jose
SJ-05	3031332.8	769872.1	1642.6	240	-55	104.9	DDH	San Jose
SJ-06	3031390.5	769906.0	1619.9	240	-55	114.9	DDH	San Jose
SJ-07	3031347.9	769910.6	1627.8	240	-55	108.7	DDH	San Jose
SJ-08	3031184.4	769890.8	1643.8	255	-45	111.4	DDH	San Jose
SJ-09	3031225.6	769880.5	1645.6	255	-50	123.7	DDH	San Jose
SJ-10	3031215.5	769914.6	1637.8	255	-50	105.1	DDH	San Jose
SJ-11	3031292.0	769889.6	1640.9	240	-50	197.1	DDH	San Jose
SJ-12	3031255.1	769905.2	1640.4	240	-55	130.1	DDH	San Jose
SA-01	3032284.5	769558.8	1677.5	240	-55	171.2	DDH	San Antonio
SA-02	3032399.6	769603.1	1677.4	250	-55	93.5	DDH	San Antonio
SA-03	3032167.6	769510.0	1671.1	60	-60	157.8	DDH	San Antonio
SA-04	3032153.1	769599.8	1661.3	240	-60	90.6	DDH	San Antonio
SA-05	3032057.5	769500.6	1670.7	250	-60	72.2	DDH	San Antonio
SA-06	3032152.0	769488.4	1667.9	240	-60	72.3	DDH	San Antonio
SA-07	3032645.7	769375.3	1673.8	60	-60	173.0	DDH	San Antonio
SA-08	3032672.2	769418.3	1681.0	60	-60	194.3	DDH	San Antonio
SA-09	3032643.0	769445.6	1685.2	60	-60	128.0	DDH	San Antonio
SA-10	3032596.0	769471.5	1688.3	60	-60	163.8	DDH	San Antonio
SA-11	3032396.6	769484.1	1701.1	60	-55	186.1	DDH	San Antonio
SA-12	3032249.3	769578.2	1669.1	240	-55	124.1	DDH	San Antonio
SA-13	3032319.4	769536.3	1686.7	240	-55	179.0	DDH	San Antonio
SA-14	3032289.8	769617.4	1674.5	240	-55	226.0	DDH	San Antonio

San Miguel Groupings – First Round of Drilling

The Company completed a first round of drilling at San Miguel in August 2006. The first nine drill holes represent initial testing on the San Luis, Montecristo and La Blanca areas.

San Luis Mine Area:

Drill holes: SL-01, SL-02 & SL-03

The Company reported completing eight core drill holes in the San Luis Mine area at its San Miguel Project on August 1, 2006. The assay results for the first three drill holes are listed below. DDH SL-01, SL-02 and SL-03 were drilled to test un-mined zones adjacent to a N50W striking gold-silver quartz and quartz breccia vein mined by the Alaska Juneau Company between 1958 and 1962. This vein dips 70 to the NE and was mined from the surface to a down dip depth of approximately 250 meters. Old mine maps showing drill holes in the bottom of the shaft that indicate the mineralization may continue below the workings.

DDH	From	To	Interval	Gold g/t	Silver g/t	Gold Equivalent
SL-01	84.80	93.72	8.92	0.64	18.00	0.94
SL-02	141.00	145.00	4.00	35.50	17.00	35.78
SL-03	64.00	92.00	28.00	0.26	38.20	0.90
Including	64.00	72.00	8.00	0.05	51.00	0.90
Including	79.00	85.00	6.00	0.26	107.00	2.04
Including	88.00	92.00	4.00	1.35	5.00	1.43

The San Luis Mine is located immediately north and adjacent to the San Jose area where detailed rock chip sampling outlined an area 250 meters long and up to 50 meters wide that averaged 225 g/t silver. The San Jose area is comprised of a series of quartz veins and stockwork quartz veinlets that strike N10-25W and dip 70-90 E. The intersection of the N50W San Luis structure with the San Jose structures controlled the gold-silver mineralization in the San Luis vein. Historic documents from the Alaska Juneau Company and recent detailed rock chip sampling by Paramount indicate that other structural intersections may host similar gold-silver mineralization.

Montecristo Area MC-01, MC-02 & MC-03

Located in the NW portion of the Guazapares structural lineament that has a general strike of N20 – 30W, this mineralized zone can be traced more than six kilometers and contains hundreds of ancient mine workings that date as far back as the 1620’s. The Company completed three diamond drill holes (DDHs) in Montecristo area totalling 798.20 meters. Three vein like structures which strike N30-40E (Montecristo I, II and III), and the Montecristo hydrothermal breccia zone which strikes N30W were intersected in these drill holes.

The Montecristo breccia is a recently recognized hydrothermal structure that was identified in old mine workings and confirmed by new exposures in recently constructed roads to drill sites. On surface, the Montecristo breccia can be recognized for a distance of more than 1000 meters along strike with thickness of 50 to 80 meters. This breccia was intersected at depth by DDHs MC-01 and MC-03.

DDH MC-01 intersected 19.5 meters averaging 0.39 g/ton gold and 80.6 g/ton silver between 54.5 and 74 meters, and a 4.4 meters zone between 140.2 and 144.4 meters averaging 116 g/ton silver with low gold values.

DDH MC-03 intersected 29.5 meters averaging 0.61 g/ton gold and 11 g/ton silver between 92.5 and 122.0 meters with lower grade mineralization below. The vein structures require further drill testing to determine their significance.

Below is a summary of drill holes MC-01, MC-02 and MC-03:

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

La Blanca Area LB-01, LB-02 and LB-03

Three DDHs (LB-01, LB-02 and LB-03) were drilled to test the historical drill data reported by War Eagle in the early 1990’s. Paramount twined three of the better reverse circulation (“RC”) War Eagle holes that cut the reported mineralization. These three holes did not confirm any of the War Eagle intercepts, but drill hole LB-01 did intersect 19.38 g/t silver at depth and it is possible that it could represent an extension of the Montecristo zone.

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

Based on our results to date on the La Blanca concessions we did not make the June 2006 payment of $180,000. Instead we renegotiated our agreement on the La Blanca area concessions to ensure a more conducive incentive based payment program. The restructured deal provides us with the opportunity to earn a 100% interest by making a cash payment of $180,000 ($40,000 is paid) and a work commitment of $500,000 to be completed before December 3, 2007. All required payments have been made. Tara Gold Resources Corp. , our joint venture partner, may opt in for 30% interest as per an area of interest agreement.

San Miguel Groupings – Second Round of Drilling

In September 2006, the Company released the results of nine drill holes on its ongoing drill program. Ten silver intercepts ranged from 105 grams per tonne silver to 874 grams per tonne (g/t) across lengths ranging between 2 and 47 meters. The results from four of these drill holes represent the initial testing on the San Jose zone which is located immediately adjacent to the south side of the San Luis Mine zone.

The results below are the first four drill holes on the San Jose zone and the remaining five drill holes at the San Luis Mine zone

San Jose zone

The most significant intercepts in the San Jose area are drill holes SJ-03, SJ-04 and SJ-01. While SJ-02, SJ-03 and SJ-04 are preliminary, they are not expected to change significantly when lead and zinc values are reported. Turn around time at Chemex Labs is seven weeks or more due to increased volume.

SJ-03 cut 29.0 meters from surface averaging 192.3 grams per tonne silver, including 5.2 meters from 9.2 to 14.4 meters of 874 grams per tonne silver.

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

SAN JOSE DRILL HOLES

Drill Hole	Depth In From	Meters To	Interval In Metres	Gold gr/t	Silver gr/t	Lead %	Zinc %
SJ - 01	0.00	5.00	5.00	0.00	263.60	0.46	0.73
	5.00	13.00	8.00	0.00	32.75	0.06	0.18
	17.00	30.25	13.25	0.00	27.16	0.12	0.33

NO LEAD OR ZINC VALUES

Drill Hole	Depth In From	Meters To	Interval In Metres	Gold gr/t	Silver gr/t
SJ – 02	0.00	9.40	9.40	0.00	17.46
	9.40	20.20	10.80	0.00	31.02
	21.20	24.65	3.45	0.00	112.77

SJ – 03	0.00	9.20	9.20	0.01	48.33
	9.20	14.40	5.20	0.10	873.62
	14.40	16.20	2.60	0.11	21.81
	20.10	29.00	8.90	0.01	59.67

SJ – 04	0.00	10.75	10.75	0.08	49.33
	10.75	17.25	6.50	0.00	552.93
	17.25	34.00	16.75	0.02	8.70
	34.00	47.00	13.00	0.00	50.46
	47.00	59.00	12.00	0.00	30.42
	59.00	69.00	10.00	0.02	19.00
	87.40	94.00	6.60	0.27	7.20
	99.00	101.00	2.00	0.43	0.00

San Luis Mine zone

The results from the remaining five out of eight drill holes at San Luis also intersected silver. SL-04, SL-05, SL-06, SL-07 and SL-08 all reported widths of silver, varying from 29 grams per ton to 252.5 grams per ton. SL-04 also reported zinc assays.

Most significant results were from SL-04 that cut four significant intercepts: (i) 0.44 meters from 54.55 to 54.90 meters of 0.44 grams per tonne (g/t) gold, 29 g/t silver, 7.8% lead and 30% zinc; (ii) 2.0 meters from 89.0 to 91.0 meters of 253 g/t silver, 0.48% lead and 1.26% zinc; (iii) a 7 meter intercept from 82 to 89 meters of 3.2% zinc with 8 g/t silver; and (iv) 4 meters from 116 to 120 meters of 0.41 g/t gold, 146 g/t silver, 0.64% lead and 0.60% zinc.

SL-06 best intersect was 9 meters from 68.0 to 77.0 meters of 161 g/t silver.

SL-08 also cut numerous intervals of silver with lead and zinc, including 8.5 meters from 82.0 to 90.5 meters of 89 g/t silver with 0.44% lead and 0.24% zinc.

SL-04 is located approximately 35.0 meters west of discovery drill hole SL-02 (35.5g Au). SL-06 is located approximately 150 metres to the Northwest of SL-02 and SL-07 is located approximately 40 meters further NW of SL-06. SL-08 is approximately 75 meters north of discovery hole SL-02 and SL-05 is approximately 80 meters Northwest of SL-02.

Drill Hole	Depth In From	Meters To	Interval In Metres	Gold gr/t	Silver gr/t	Lead %	Zinc %
SL – 04	54.55	54.90	0.44	0.44	29.00	7.81	30.00
	57.65	76.00	18.35	0.00	0.00	0.15	0.71
	82.00	89.00	7.00	0.00	8.00	0.98	3.20
	89.00	91.00	2.00	0.12	252.50	0.48	1.26
	97.00	116.00	19.00	0.03	37.16	0.10	0.33
	116.00	120.00	4.00	0.41	145.75	0.64	0.60

SL – 05	76.00	79.00	3.00	0.00	45.00	Nsv	Nsv
	85.00	118.00	34.00	0.00	24.00	Nsv	Nsv

SL – 06	58.00	68.00	10.00	0.00	33.81	Nsv	Nsv
	68.00	77.00	9.00	0.00	161.44	Nsv	Nsv
	77.00	86.30	9.30	0.00	49.32	Nsv	Nsv

SL – 07	56	81.5	22.5	0	0	0.09	0.43
	81.50	86.70	5.20	0.00	38.65	0.12	0.56

SL – 08	25.10	31.90	6.80	0.00	0.00	0.22	0.42
	42.70	44.50	1.80	0.04	78.11	0.06	0.15
	50.15	54.15	4.00	0.00	33.76	0.51	0.69
	56.60	58.00	1.40	0.17	102.00	0.35	0.70
	62.90	70.50	7.60	0.00	78.62	0.08	0.32
	70.50	82.00	11.50	0.05	12.11	0.07	0.17
	82.00	90.50	8.50	0.04	88.66	0.44	0.24
	90.50	92.50	2.00	0.00	0.00	0.19	1.51

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

San Antonio - First Round of Drilling

On December 14, 2006, the Company released the results of the first nine drill holes completed in the San Antonio area that is just north of the San Luis zone. The nine drill holes at San Antonio are step outs to the north and extend the drill tested zone approximately 800 meters in that direction.

These are the first drill holes north of the San Luis zone where discovery hole SL-02 was reported. These drill holes may indicate a northerly continuation of the silver/gold zone identified on surface.

Drill Hole Locations

SA-05 is a step out of approximately 330 meters to the north of SL-06.

SA-03 steps out a further 105 meters north of SA-05.

SA-01 steps out a further 225 meters north of SA-05.

SA-07 and SA-08 are approximately 600 meters north of SA-05.

SA-09 is about 75 meters south of SA-08.

SA-06 is about 35 meters west of SA-03.

SA-04 is about 80 meters east of SA-03.

SA-02 is about 120 meters north-northeast of SA-01.

Drill Hole	From (m)	To (m)	Width (m)	Gold (g/t)	Silver (g/t)	Gold Equivalent	Lead (%)	Zinc (%)
SA-01	28.60	29.75	1.15	0.00	346.00	5.77	0.23	0.44
	36.50	37.40	0.90	0.00	643.00	10.72	0.08	0.12
	47.65	73.45	25.80	0.00	194.00	3.23	0.05	0.11
	73.45	74.90	1.45	0.00	34.00	0.57	0.02	0.14
	79.40	92.40	13.00	0.00	30.00	0.50	0.18	0.29
	94.40	97.40	3.00	0.00	30.00	0.50	0.06	0.16
	104.00	106.00	2.00	0.00	79.00	1.31	0.26	0.24
Average	28.60	73.45	44.85	0.00	133.37	2.22	0.04	0.08

SA - 02	0.00	10.40	10.40	0.00	15.00	0.25	0.07	0.25
	36.00	49.80	13.80	0.00	11.00	0.18	0.05	0.20
	49.80	72.50	22.70	0.00	34.00	0.57	0.17	0.46
	72.50	74.80	2.30	0.00	22.00	0.37	0.21	0.51
	81.00	86.00	5.00	0.00	16.00	0.27	0.16	0.38

SA - 03	15.60	18.45	2.85	0.00	23.00	0.39	0.07	0.23
	36.00	41.80	5.80	0.00	29.00	0.48	0.06	0.14
	48.50	52.00	3.50	0.03	135.00	2.27	0.03	0.16
	58.00	68.80	10.80	0.00	11.00	0.18	0.02	0.15
	71.60	75.20	3.60	0.01	37.00	0.62	0.04	0.15

SA - 04	0.00	10.50	10.50	0.00	21.00	0.34	0.02	0.08
	39.50	45.50	6.00	0.00	21.00	0.34	0.04	0.13

SA - 05	7.20	19.80	12.60	0.00	15.00	0.25	0.03	0.11
	19.80	33.60	13.80	0.01	213.00	3.56	0.09	0.20
	33.60	40.60	7.00	0.01	15.00	0.25	0.08	0.20
	52.50	67.80	15.30	0.00	48.00	0.79	0.10	0.48

Drill Hole	From (m)	To (m)	Width (m)	Gold (g/t)	Silver (g/t)	Gold Equivalent	Lead (%)	Zinc (%)
SA - 06	34.00	42.70	8.70	0.00	15.00	0.25	0.13	0.32

SA - 07	31.60	33.60	2.00	0.00	33.00	0.45	0.30	0.25
	86.70	91.50	4.80	0.00	78.00	1.32	0.30	0.53
	93.70	96.00	2.30	0.00	123.00	2.06	0.33	0.48
	118.50	125.90	7.40	0.00	32.00	0.53	0.14	0.43
	154.30	157.70	3.40	0.00	46.00	0.77	0.09	0.21

SA - 08	14.00	16.50	2.50	0.00	212.00	3.54	0.34	0.44
	16.50	27.20	10.70	0.00	16.00	0.26	0.09	0.21
	60.50	66.50	6.00	0.00	12.00	0.20	0.08	0.26
	66.50	79.30	12.80	0.00	84.00	1.41	0.38	0.78
	79.30	91.20	11.90	0.00	16.00	0.27	0.40	0.27
	91.20	96.30	5.10	0.00	107.00	1.78	0.35	0.90
	96.30	105.80	9.50	0.00	27.00	0.45	0.50	0.45
	146.00	160.50	14.50	0.00	33.00	0.55	0.09	0.24
	160.50	166.00	5.50	0.00	18.00	0.31	0.03	0.10
Average	66.50	96.30	29.80	0.00	61.00	1.01	0.29	0.65

SA - 09	0.00	21.60	21.60	0.00	11.00	0.19	0.05	0.16
	21.60	27.70	6.10	0.00	149.00	2.49	0.20	0.28
	27.70	40.90	13.20	0.00	24.00	0.40	0.10	0.19
	40.90	51.00	10.10	0.00	94.00	1.57	0.18	0.28
	51.00	61.00	10.00	0.00	35.00	0.57	0.09	0.24
	93.20	98.90	5.70	0.00	152.00	2.53	0.32	0.69
	102.90	111.00	8.10	0.00	58.00	0.96	0.19	0.34
Average	21.60	61.00	39.40	0.00	64.00	1.07	0.13	0.24

Average	93.20	111.00	17.80	0.00	75.00	1.26	0.21	0.42

San Antonio – Second Round Drilling Results

On January 30, 2007, the Company released the results of four drill holes completed in the San Antonio area that are in-fill holes between drill holes SA-01 to SA-09 reported on December 14, 2006. These four drill holes span a distance along strike of about 325 meters.

Drill Hole locations

SA-10 steps out approximately 60 meters to the south of SA-09.

SA-12 is a step out of approximately 40 meters to the south of SA-01.

SA-13 steps out approximately 40 meters to the north of SA-01.

SA-11 is about 85 meters north of SA-13 and under trench ZSA-09 that reported 61.9 meters averaging 79.0 g/t Ag, including 2.1 meters of 625 g/t Ag, and 1.0 meters of 887 g/t Ag with 5.59% lead. See “Narrative Description of the Business – San Miguel Groupings – Trenching Results”.

Drill hole	From Meters	To Meters	Width Meters	Gold g/t	Silver g/t	Gold Equiv	Lead %	Zinc %
SA - 10	11.30	28.00	16.70	0.00	129.00	2.15	0.20	0.27
	28.00	44.60	16.60	0.00	27.00	0.46	0.17	0.26
	44.60	53.00	8.40	0.00	137.00	2.28	0.54	0.65
	53.00	60.50	7.50	0.00	17.00	0.28	0.12	0.23
	60.50	62.90	2.40	0.00	62.00	1.04	0.22	0.42

Average	11.30	62.90	51.60	0.00	78.00	1.30	0.24	0.33

	92.00	107.30	15.30	0.00	26.00	0.43	0.11	0.28
	107.30	115.55	8.25	0.00	683.00	11.38	0.78	0.97
	115.55	120.00	4.45	0.00	64.00	1.06	0.22	0.46

SA - 11	0.00	11.00	11.00	0.00	62.00	1.04	0.08	0.21
	11.00	24.00	13.00	0.00	26.00	0.43	0.06	0.18
	24.00	34.00	10.00	0.00	63.00	1.04	0.03	0.13
	35.40	40.80	5.40	0.00	217.00	3.61	0.02	0.14

Average	0.00	40.80	40.80	0.00	69.00	1.15	0.05	0.17

	55.50	59.00	3.50	0.00	122.00	2.04	0.09	0.22
	116.45	117.50	1.05	0.00	102.00	1.70	0.70	2.01
	131.50	132.40	0.90	0.00	427.00	7.12	0.18	0.58
	154.20	157.10	2.90	0.00	59.00	0.99	0.26	0.31

SA - 12	24.20	24.80	0.60	0.00	138.00	2.30	1.26	1.51
	31.50	32.20	0.70	0.00	684.00	11.40	0.75	0.33
	40.80	42.30	1.50	0.00	293.00	4.88	0.12	0.10
	45.30	55.90	10.60	0.00	63.00	1.04	0.16	0.15
	55.90	72.05	16.15	0.00	201.00	3.35	0.13	0.15
	72.05	75.30	3.25	0.00	57.00	0.95	0.04	0.16

Average	40.80	75.30	34.50	0.00	134.00	2.23	0.13	0.15

SA - 13	18.50	19.00	0.50	0.00	338.00	5.63	0.11	0.12
	27.70	30.20	2.50	0.00	56.00	0.93	0.05	0.17
	53.00	63.70	10.70	0.00	296.00	4.93	0.05	0.10
	63.70	69.10	5.40	0.00	29.00	0.49	0.06	0.16

San Antonio – Third Round Drilling Results

On March 28, 2007, the Company reported the results of six in-fill drill holes completed in the San Antonio area, between drill holes SA-10 reported on January 30, 2007 and SA-01 reported on December 14, 2006. These six drill holes span a distance along strike of approximately 360 meters.

Drill Hole Locations

SA-19 is located approximately 50 meters to the south of SA-10.

SA-16, SA-17 and SA-18 were collared from the same location, between previous drill holes SA-11 and SA-13 and approximately 180 meters south of SA-19. SA-16 was drilled vertical (90 degrees), SA-17 was drilled towards the east (60 degrees) at a 55 degree angle and SA-18 was drilled towards the southwest (240 degrees) at a 55 degree angle.

SA-14 is located approximately 60 meters east of SA-01 and SA-15 is located approximately 50 meters north of SA-14.

Drill hole	From Meters	To Meters	Width Meters	Gold g/t	Silver g/t	Gold Equiv	Lead %	Zinc %
SA - 14	0.00	7.40	7.40	0.03	19.00	0.34	0.01	0.09
	44.80	49.05	4.25	0.00	19.00	0.31	0.12	0.32
	191.05	194.10	3.05	0.00	4.00	0.06	0.92	0.45
	199.10	201.10	2.00	0.00	5.00	0.08	0.31	0.59
	208.90	210.00	1.10	0.00	41.00	0.68	0.42	0.65

SA - 15	20.40	25.30	4.90	0.00	29.00	0.48	0.07	0.33
	25.30	27.60	2.30	0.04	196.00	3.97	0.49	0.69
	29.10	30.75	1.65	0.00	115.00	1.92	0.45	1.21
	32.30	34.80	2.50	0.00	28.00	0.47	0.11	0.29
	82.00	84.80	2.80	0.00	33.00	0.54	0.15	0.39
	99.00	101.00	2.00	0.00	112.00	1.86	0.07	0.13
	101.00	104.70	3.70	0.00	27.00	0.44	0.46	0.21
	106.70	107.50	0.80	0.00	199.00	3.32	0.53	1.18
	107.50	112.50	5.00	0.00	20.00	0.32	0.14	0.27
SA - 16	0.00	14.35	14.35	0.00	24.00	0.40	0.02	0.27
	27.45	28.50	1.05	0.00	90.00	1.50	0.03	0.11
	49.60	50.40	0.80	0.00	362.00	6.03	0.10	0.13
	50.40	59.50	9.10	0.00	25.00	0.42	0.02	0.12
	59.50	62.50	3.00	0.00	569.00	.9.49	0.04	0.10
	62.50	68.00	5.50	0.00	39.00	0.64	0.02	0.09
	90.00	90.85	0.85	0.00	71.00	1.18	0.10	0.31
	108.80	112.15	3.35	0.00	8.00	0.13	0.26	0.82
	182.60	183.20	0.00	0.00	71.00	1.18	0.72	1.93
Average	49.60	62.50	12.90	0.00	172.00	2.87	0.03	0.12

SA - 17	0.00	6.00	6.00	0.00	46.00	0.76	0.05	0.26
	6.00	23.50	17.50	0.00	13.00	0.21	0.03	0.24
	23.50	29.00	5.50	0.00	46.00	0.77	0.02	0.18
	37.50	39.50	2.00	0.00	73.00	1.22	0.05	0.18
	45.00	49.30	4.30	0.00	218.00	3.64	0.08	0.16
	49.30	57.00	7.70	0.00	32.00	0.53	0.06	0.18
	57.00	64.00	7.00	0.00	253.00	4.22	0.23	0.24
	64.00	66.70	2.70	0.00	44.00	0.74	0.19	0.18

Drill hole	From Meters	To Meters	Width Meters	Gold g/t	Silver g/t	Gold Equiv	Lead %	Zinc %
	95.90	105.00	9.10	0.00	33.00	0.55	0.19	0.47
	105.00	108.80	3.80	0.00	106.00	1.17	0.33	0.90
	108.80	128.80	20.00	0.00	33.00	0.56	0.22	0.60

Average	45.00	64.00	19.00	0.00	156.00	2.59	0.13	0.20
Average	95.90	128.80	32.90	0.00	41.00	0.69	0.22	0.60

SA - 18	37.50	38.70	1.20	0.00	92.00	1.53	0.09	0.25
	42.00	43.00	1.00	0.00	46.00	0.77	0.03	0.23
	53.25	54.05	0.80	0.00	66.00	1.10	0.04	0.10

SA - 19	0.00	21.00	21.00	0.00	52.00	0.87	0.05	0.14
	25.00	28.00	3.00	0.00	199.00	3.31	0.20	0.31
	28.00	37.00	9.00	0.00	25.00	0.42	0.05	0.12
	37.00	38.75	1.75	0.00	1294.00	21.57	0.61	0.44
	38.75	57.00	18.25	0.01	78.00	1.30	0.19	0.43
	57.00	58.80	1.80	0.00	287.00	4.78	1.33	0.62
	61.25	61.60	0.35	0.00	347.00	5.78	0.70	0.59
	76.00	82.50	6.50	0.00	172.00	2.87	0.21	0.38
	82.50	86.90	4.40	0.05	1162.00	19.37	0.12	0.25
	86.90	88.20	1.30	pending	pending
	88.20	89.10	0.90	0.00	438.00	7.30	1.06	1.30

Average	37.00	61.60	24.60	0.00	176.00	2.93	0.29	0.40
Average	76.00	86.90	10.90	0.02	572.00	9.53	0.18	0.33
Average	25.00	86.90	61.90	0.00	184.00	3.06	0.16	0.25

San Antonio – Fourth Round Drilling Results

On May 3, 2007, the Company reported results of five drill holes completed in the San Antonio area, that are in-fill holes between drill holes SA-11 reported on January 30, 2007, and SA-07 reported on December 14, 2006. These five drill holes span a distance along strike of about 180 meters with approximately 40 to 50 meters between each hole. Holes are being drilled at 55 to 65 degrees to cut across the veins and true widths are estimated to be 80% to 90% of reported drill core lengths.

Hole No.	From	To	Interval	Au	Ag	Au Eq.	Lead	Zinc
	meters	meters	meters	g/t	g/t	g/t	%	%
SA-20	0.00	17.00	17.00	0.00	35.00	0.58	0.06	0.16
	17.00	21.80	4.80	0.00	606.00	10.10	0.19	0.24
	21.80	26.00	4.20	0.00	53.00	0.88	0.02	0.15
	32.50	36.10	3.60	0.00	100.00	1.66	0.06	0.12
	61.20	70.20	9.00	0.00	80.00	1.34	0.29	0.39
	85.00	88.50	3.50	0.00	229.00	3.82	0.06	0.19
	88.50	95.70	7.20	0.00	31.00	0.52	0.05	0.19
	101.00	102.65	1.65	0.00	149.00	2.48	0.06	0.13
	132.00	139.85	7.85	0.02	50.00	0.83	0.60	0.73
	154.15	166.70	12.55	0.00	35.00	0.59	0.41	0.79
	179.00	183.45	4.45	0.00	53.00	0.88	0.71	1.35
	192.10	196.00	3.90	0.00	40.00	0.66	0.44	1.06
	231.30	241.60	10.30	0.00	50.00	0.83	0.21	0.62

Hole No.	From meters	To meters	Interval meters	Au g/t	Ag g/t	Au Eq. g/t	Lead %	Zinc %
Average	0.00	36.10	36.10	0.00	113.00	1.89	0.06	0.14
Average	85.00	97.50	12.50	0.00	830.00	1.38	0.06	0.19

SA-21	0.00	5.85	5.85	0.00	98.00	1.63	0.15	0.22
	5.85	15.00	9.15	0.00	26.00	0.43	0.02	0.15
	20.70	35.55	14.85	0.00	21.00	0.36	0.05	0.15
	35.55	39.40	3.85	0.00	66.00	1.10	0.05	0.17
	39.40	41.00	1.60	0.00	488.00	8.13	0.18	0.24
	53.20	56.50	3.30	0.00	254.00	4.53	0.76	0.53
	58.50	73.00	14.50	0.00	74.00	1.24	0.29	0.46
	75.00	94.90	19.90	0.00	44.00	0.73	0.17	0.43
	105.00	107.00	2.00	0.00	60.00	1.00	0.16	0.29
	117.00	118.00	1.00	0.00	135.00	2.25	0.36	0.80
	128.20	129.90	1.70	0.00	43.00	0.72	0.04	0.11

Average	35.55	41.00	5.45	0.00	190.00	3.16	0.09	0.19
Average	53.20	73.00	19.80	0.00	98.00	1.63	0.35	0.45
Average	53.20	94.90	41.70	0.00	68.00	1.13	0.26	0.43

SA-22	16.60	23.10	6.50	0.00	49.00	0.81	0.17	0.29
	35.00	40.05	5.05	0.00	27.00	0.45	0.13	0.27
	54.10	64.00	9.90	0.01	23.00	0.38	0.19	0.40
	64.00	68.00	4.00	0.00	139.00	2.31	0.29	0.31
	82.00	85.30	3.30	0.00	371.00	6.19	0.13	0.18
	109.45	109.85	0.40	0.00	1015.00	16.92	0.28	0.22
	128.20	131.20	3.00	0.00	78.00	1.31	0.20	0.20
	135.00	139.00	4.00	0.00	41.00	0.68	0.60	0.75
	161.00	165.00	4.00	0.00	39.00	0.65	0.73	1.60
	167.50	168.50	1.00	0.16	665.00	11.08	0.70	1.00
	168.50	236.00	67.50	0.00	8.00	0.14	0.41	0.89

Average	157.20	228.30	71.10	0.00	19.00	0.31	0.45	0.95

SA-23	0.00	11.00	11.00	0.00	41.00	0.68	0.07	0.22
	21.30	23.00	1.70	0.00	80.00	1.33	0.32	0.33
	79.90	81.20	1.30	0.00	1025.00	17.08	0.08	0.30
	88.10	100.70	12.60	0.00	36.00	0.60	0.17	0.24
	134.70	138.00	3.30	0.00	48.00	0.80	0.32	0.90
	147.00	161.80	14.80	0.00	80.00	1.34	0.38	0.78
	164.90	166.70	1.80	0.00	664.00	11.06	0.47	0.34
	166.70	175.20	8.50	0.00	103.00	1.72	0.28	0.54
	184.60	189.60	5.00	0.00	70.00	1.16	0.32	0.80
	212.90	214.55	1.65	0.18	104.00	1.92	0.61	2.03
	227.40	247.00	19.60	0.00	19.00	0.32	0.05	0.12
	247.00	248.90	1.90	0.00	365.00	6.08	0.21	0.27

Hole No.	From meters	To meters	Interval meters	Au g/t	Ag g/t	Au Eq. g/t	Lead %	Zinc %
SA-24	8.00	18.60	10.60	0.00	27.00	0.45	0.05	0.17
	22.00	29.00	7.00	0.00	98.00	1.63	0.07	0.19
	41.00	45.00	4.00	0.00	100.00	1.66	0.15	0.28
	48.80	51.60	2.80	0.00	67.00	1.12	0.10	0.21
	77.65	79.50	1.85	0.00	56.00	0.94	0.34	0.40
	120.10	122.30	2.20	0.00	696.00	11.61	0.18	0.19
	122.30	129.70	7.40	0.00	31.00	0.51	0.10	0.25
	137.00	142.40	5.40	0.00	34.00	0.57	0.32	0.81
	150.70	152.00	1.30	0.00	191.00	3.18	0.81	1.00
	160.50	162.60	2.10	0.08	414.00	6.98	0.49	1.71
	166.00	167.00	1.00	0.00	66.00	1.10	0.37	1.43
	239.00	240.60	1.60	0.03	73.00	1.22	0.25	0.71

San Antonio – Fifth Round Drilling Results

On May 30, 2007 the Company reported results from four drill holes completed in the San Antonio area. Drill holes SA-25, SA-26 and SA-27 were drilled to fill in gaps in the mineralized body between drill holes SA-11 reported on January 30, 2007 and SA-07 reported on December 14, 2006. Drill hole SA-28 was drilled 50 meters north of hole SA-07. Results from SA-28 show that the mineralized body in the San Antonio - El Carmen area continues to extend along strike to the northwest of previous drilling.

Hole No.	From Meters	To Meters	Interval Meters	Au g/t	Ag g/t	Au Eq g/t	Pb %	Zn %
SA-25	13.90	16.50	2.60	0.00	267.00	4.45	0.17	0.19
	30.10	32.50	2.40	0.00	215.00	3.59	0.06	0.35
	32.50	34.70	2.20	0.00	49.00	0.81	0.02	0.11
	40.30	41.30	1.00	0.07	2934.00	48.90	1.01	1.14
including	40.30	40.80	0.50	0.00	522.00	8.70	0.75	0.98
including	40.80	41.30	0.50	0.14	5370.00	89.64	1.27	1.30
	41.30	43.10	1.80	0.00	159.00	2.66	0.08	0.19
	43.10	50.50	7.40	0.00	210.00	3.49	0.34	0.43
	50.50	63.00	12.50	0.00	21.00	0.35	0.06	0.25
	63.00	63.90	0.90	0.00	110.00	1.83	0.02	0.15
	63.90	74.05	10.15	0.00	22.00	0.36	0.08	0.23
	83.60	85.90	2.30	0.00	74.00	1.24	0.12	0.28
	96.80	107.90	11.10	0.00	44.00	0.73	0.12	0.37
Average	30.10	34.70	4.60	0.00	136.00	2.26	0.04	0.23
Average	40.30	43.10	2.80	0.03	1150.00	19.17	0.41	0.53

Average	40.30	50.50	10.20	0.01	468.00	7.80	0.36	0.45

SA-26	0.00	11.30	11.30	0.00	25.00	0.41	0.03	0.18
	11.30	14.50	3.20	0.00	276.00	4.59	0.08	0.13
	14.50	25.60	11.10	0.00	28.00	0.47	0.04	0.13
	32.35	34.95	2.60	0.02	47.00	0.78	0.09	0.14
	38.55	43.00	4.45	0.00	61.00	1.01	0.09	0.11
	45.75	47.65	1.90	0.00	177.00	2.96	0.18	0.22
	47.65	74.40	26.75	0.00	40.00	0.67	0.10	0.20
	114.80	116.40	1.60	0.00	107.00	1.79	0.05	0.08

Hole No.	From Meters	To Meters	Interval Meters	Au g/t	Ag g/t	Au Eq g/t	Pb %	Zn %
	132.00	133.50	1.50	0.00	207.00	3.45	0.21	0.24
	139.70	140.80	1.10	0.00	447.00	7.44	0.95	1.07
	179.25	180.95	1.70	0.00	47.00	0.78	0.54	1.19
	189.20	241.10	51.90	0.00	8.00	0.13	0.25	0.65

	0.00	74.40	74.40	0.00	46.00	0.76	0.07	0.16

SA - 27	0.00	13.10	13.10	0.01	24.00	0.40	0.08	0.19
	76.00	86.40	10.40	0.00	27.00	0.44	0.10	0.18
	108.00	115.40	7.40	0.01	41.00	0.68	0.27	0.56
	119.40	138.60	19.20	0.00	24.00	0.40	0.24	0.52
	145.80	148.20	2.40	0.00	64.00	1.07	0.31	0.66
	163.00	170.30	7.30	0.00	35.00	0.58	0.04	0.12
	178.10	189.70	11.60	0.01	43.00	0.72	0.16	0.37
	200.40	205.30	4.90	0.00	29.00	0.48	0.15	0.42
	205.30	209.10	3.80	0.02	16.00	0.26	0.20	0.57
	230.80	232.60	1.80	0.00	165.00	2.75	0.27	0.44
	240.00	240.80	0.80	0.00	128.00	2.13	0.08	0.30

SA - 28	0.00	11.20	11.20	0.00	17.00	0.28	0.04	0.18
	24.00	26.10	2.10	0.00	61.00	1.02	0.07	0.14
	33.50	37.20	3.70	0.00	314.00	5.23	0.08	0.27
	45.00	47.00	2.00	0.00	56.00	0.93	0.11	0.26
	51.60	52.90	1.30	0.00	211.00	3.52	0.08	0.16
	59.00	60.45	1.45	0.00	217.00	3.62	0.11	0.25
	64.80	65.60	0.80	0.00	161.00	2.68	0.43	0.60
	72.00	73.00	1.00	0.00	134.00	2.23	0.10	0.25
	97.20	100.00	2.80	0.00	68.00	1.13	0.10	0.24
	116.55	117.15	0.60	0.00	70.00	1.17	0.27	0.94
	120.40	122.70	2.30	0.00	23.00	0.38	0.28	0.85
	192.10	193.50	1.40	0.00	53.00	0.88	0.07	0.21

San Miguel Groupings –Trenching Results

La Union – Trenching Results

The Company started conducting a trenching program in September 2006 including eight trenches located in the La Union zone which is adjoining and to the south of the San Jose zone.

Trenches one through eight span approximately 250 meters along strike on the La Union zone. Trench ZLU-01 starts approximately 150 meters south from drill hole SJ-04 reported from the San Jose zone. Trenches continue down strike to the south and are comparable to earlier trench results from the San Jose zone.

The trenches are excavated to a depth of 2-3 meters and extend from west to east across the quartz veins and stockwork quartz veins in the Guazapares mining district. The trenches were cut through thin overburden to better define drill targets and spaced approximately 40 meters apart. The geology of the trenches is mapped in detail and continuous rock chip samples of no more than one meter in length are collected from the trench walls.

Area	Trench	From (meters)	To	Width	Gold (g/t)	Silver (g/t)
Las BBB	ZLU-01	0.00	14.00	14.00	0.02	55.00
		14.00	51.00	37.00	0.05	135.00
		51.00	66.00	15.00	0.00	77.00
		0.00	66.00	66.00	0.03	105.00
Between Las BBB and	ZLU-02	0.00	1.30	1.30	0.90	157.00
La Union		1.30	5.30	4.00	0.00	18.00
		5.30	10.20	4.90	0.00	39.00
		10.20	28.20	18.00	0.01	19.00
		28.20	33.20	5.00	0.08	34.00
		0.00	33.20	33.20	0.05	30.00
		33.20	61.20	28.00	0.07	12.00
Between Las BBB and	ZLU-03	0.00	50.80	50.80	0.00	9.00
La Union
La Union	ZLU-04	0.00	14.00	14.00	0.55	56.07
		14.00	40.00	26.00	0.00	17.62
La Union	ZLU-05	6.00	19.00	13.00	0.06	22.62
		19.00	37.00	18.00	0.11	136.33
		37.00	44.00	7.00	0.00	41.57
		44.00	60.00	16.00	0.00	9.00
		6.00	44.00	38.00	0.08	79.97
		6.00	60.00	54.00	0.05	58.94
La Union	ZLU-06	0.00	15.00	15.00	0.02	21.40
		15.00	22.00	7.00	0.29	99.14
La Union	ZLU-07	4.00	26.60	22.60	0.40	89.00
La Union	ZLU-08	0.00	12.00	12.00	0.04	38.33
		18.50	31.00	12.50	0.00	26.00

San Antonio – Trenching Results

On October 18, 2006, the Company reported the results of eight trenches located in the San Antonio zone which is adjoining and to the north of the San Luis zone.

Trenches one through eight span approximately 450 meters along strike on the San Antonio zone. Trench ZSA-01 starts approximately 150 meters northwest from drill hole SL-06 reported from the San Luis zone. Trench ZSA-02 is approximately 150 meters north of ZSA-01 while trenches ZSA-03 to ZSA-08 continue along strike to the north with approximately 50 to 75 meters between each trench.

The trenches are excavated to a depth of 2-3 meters and extend from west to east across the quartz veins and stockwork quartz veins in the Guazapares mining district. The trenches were cut through thin overburden to better define drill targets and spaced approximately 50 to 75 meters apart. The geology of the trenches is mapped in detail and continuous rock chip samples of no more than one meter in length are collected from the trench walls.

Area	Trench	From (m)	To (m)	Thickness	Gold (g/t)	Silver (g/t)
San Antonio	ZSA-01				Nsv	Nsv
note: this trench was excavated outside of the mineralized structure					no significant value	no significant value
San Antonio	ZSA-02	6.00	15.00	9.00	0.00	68.00
		15.00	20.00	5.00	0.00	35.00
		20.00	23.00	3.00	0.00	192.00
		23.00	26.60	3.60	0.00	56.00
Average		6.00	26.60	20.60		75.95

		results pending for trench ZSA-03
San Antonio	ZSA-03

San Antonio	ZSA-04	8.00	16.00	8.00	0.00	197.00
		21.00	31.60	10.60	0.00	200.00
		31.60	40.10	8.50	0.00	36.00
Average		8.00	31.60	23.60		156.61

San Antonio	ZSA-05	4.70	14.70	10.00	0.00	87.00
		14.70	31.80	17.10	0.00	180.00
		31.80	35.00	3.20	0.00	38.00
Average		4.70	35.00	31.30		130.02

San Antonio	ZSA-06	4.00	12.30	8.30	0.00	32.00
		17.00	34.90	17.90	0.00	26.00
		34.90	40.50	5.60	0.00	597.00
Average		4.00	40.50	36.50		111.62

San Antonio	ZSA-07	0.00	4.50	4.50	0.00	35.00
		4.50	7.50	3.00	0.00	542.00
		7.50	30.50	23.00	0.00	58.00
Average		0.00	30.50	30.50		102.21

San Antonio	ZSA-08	14.65	17.65	3.00	0.00	135.00
		17.65	43.65	26.00	0.00	16.00
		43.65	49.65	6.00	0.00	56.00
		49-65	50.65	1.00	0.00	1300.00
		50.65	56.65	6.00	0.00	57.00
		73.85	89.05	15.20	0.00	63.00
		89.05	101.05	12.00	0.00	21.00
		101.05	103.05	2.00	0.00	216.00
		103.05	107.55	3.50	0.00	37.00
Average		14.65	103.05	88.4		50.23

On January 2, 2007, the Company reported additional trenching results in the San Antonio area. The five trenches reported are located in the San Antonio - El Carmen zone which is adjoining and to the north of the San Luis zone.

Trenches nine through thirteen span approximately 175 meters along strike on the San Antonio – El Carmen zone. Trench ZSA-09 starts approximately 50 meters north from trench ZSA-08. Trench ZSA-10 is approximately 90 meters north of ZSA-09. Trenches ZSA-11 and ZSA-13 continue across strike to the west of ZSA-10 with approximately 50 meters between them. Trench ZSA-12 is approximately 70 meters north of ZSA-10.

The trenches are excavated to a depth of 2-3 meters and extend from west to east across the quartz veins and stockwork quartz veins in the Guazapares mining district. The trenches were cut through thin overburden to better define drill targets and spaced approximately 50 to 75 meters apart. The geology of the trenches is mapped in detail and continuous rock chip samples of no more than one meter in length are collected from the trench walls.

Area	Trench	From (m)	To (m)	Interval (m)	Au (g/t)	Ag (g/t)	AuEq (g/t)	Pb (%)	Zn (%)
San Antonio	ZSA-09	10.10	44.20	34.10	0.00	58.00	0.97
		44.20	46.30	2.10	0.00	625.00	10.42	1.24	0.20
		46.30	63.00	16.70	0.00	25.00	0.41
		63.00	64.00	1.00	0.00	887.00	14.78	5.59	0.17
		64.00	72.00	8.00	0.00	39.00	0.65

	Average	10.10	72.00	61.90	0.00	79.00	1.32	0.21	0.17

San Antonio	ZSA-10	25.00	44.00	19.00	0.00	28.00	0.47	0.08	0.15
		44.00	61.50	17.50	0.00	87.00	1.46	0.10	0.16
	Average	25.00	61.50	36.50	0.00	56.30	0.94	0.09	0.15

San Antonio	ZSA-11	7.00	10.00	3.00	0.00	30.00	0.50	0.10	0.15
		19.00	28.00	9.00	0.00	11.00	0.18	0.05	0.11
		43.00	63.00	20.00	0.00	13.00	0.21	0.01	0.10

San Antonio	ZSA-12	10.00	13.00	3.00	0.00	422.00	7.04	0.20	0.55
		33.00	40.00	7.00	0.00	195.00	3.25	0.17	1.60
		40.00	56.00	16.00	0.00	12.00	0.20	0.15	0.03
	Average	10.00	49.00	30.00	0.00	87.70	1.46	0.06	0.43

San Antonio	ZSA-13	24.50	25.50	1.00	0.00	62.00	1.01	0.79	0.08
		48.50	61.50	13.00	0.00	8.00	0.14	0.03	0.09

La Veronica Zone – Trenching Results

On April 11, 2007, the Company reported results for four trenches in the La Veronica zone. The La Veronica zone is adjoining and up to 2,000 meters to the north of the San Antonio/El Carmen zone.

Trenches 00 through 03 span approximately 225 meters along strike on the La Veronica zone. Trench ZLV-00 is located approximately 1,780 meters north of and along strike from drill hole SA-08 in the San Antonio zone.

Trench ZLV-01 is just 10 meters north of and extends trench ZLV-00 while trenches ZLV-02 to ZLV-03 continue along strike to the northwest with approximately 110 meters between each trench.

In the La Union zone, trench ZLU-07 was extended with trench ZLU-07A that reported 13.5 meters of 69 g/t Ag, which expands this trench (ZLU-07 + ZLU-07A) to 36.1 meters averaging 82 g/t Ag.

The trenches are excavated to a depth of 2-3 meters and extend from west to east across the quartz veins and stockwork quartz veins in the Guazapares mining district. The trenches were cut through thin overburden to better define drill targets and spaced approximately 110 meters apart. The geology of the trenches is mapped in detail and continuous rock chip samples of no more than one meter in length are collected from the trench walls.

Area	Trench	From (m)	To (m)	Width (m)	Au (g/t)	Ag (g/t)	AuEq (g/t)	Lead (%)	Zinc (%)
La Veronica	ZLV-00	0.00	2.70	2.70	0.14	241.00	4.02	0.16	0.17
		2.70	9.00	6.30	0.01	46.00	0.76	0.07	0.24
		9.00	12.00	3.00	0.10	222.00	3.70	0.04	0.19
		12.00	21.00	9.00	0.00	38.00	0.63	0.02	0.10

	Average	0.00	12.00	12.00	0.06	134.00	2.23	0.08	0.21

La Veronica	ZLV-01	0.00	10.00	10.00	0.04	201.00	3.35	0.07	0.06
		10.00	16.50	6.50	0.00	28.00	0.47	0.03	0.06
		16.50	20.40	3.90	0.00	145.00	2.41	0.02	0.08
		20.40	34.00	13.60	0.00	54.00	0.89	0.10	0.14
		34.00	45.00	11.00	0.02	180.00	2.99	0.16	0.33
		45.00	54.00	9.00	0.06	25.00	0.42	0.05	0.20

	Average	0.00	45.00	45.00	0.03	121.00	2.02	0.09	0.15

La Veronica	ZLV-02	0.00	31.50	31.50	0.00	27.00	0.45	0.04	0.05
		31.50	38.00	6.50	0.00	111.00	1.85	0.10	0.11
		38.00	54.30	16.30	0.02	31.00	0.52	0.05	0.06
		54.30	62.30	8.00	0.08	161.00	2.69	0.17	0.20

	Average	31.50	62.30	30.80	0.03	82.00	1.36	0.09	0.11

La Veronica	ZLV-03	2.00	10.00	8.00	0.03	128.00	2.13	0.04	0.06
		10.00	16.00	6.00	0.00	28.00	0.47	0.01	0.03
		16.00	21.50	5.50	0.00	93.00	1.54	0.04	0.08
		35.50	39.50	4.00	0.04	86.00	1.43	0.07	0.10

	Average	2.00	21.50	19.50	0.01	87.00	1.45	0.03	0.06
La Union	ZLU-07	4.00	26.60	22.60	0.40	89.00	1.88
La Union	ZLU-07-A	69.30	82.80	13.50	0.01	69.00	1.15
La Union	ZLU-07 + 07A	69.30	105.40	36.10	0.25	82.00	1.61

Santa Clara Zone - Trenching Results

On May 10, 2007, the Company reported trenching results in the Santa Clara zone. Trenches 01 through 10 span approximately 375 meters and identified the Santa Clara zone on surface and along strike for approximately 300 meters. At the south end, trench ZSC-06 reported 5.7 meters of 1.24 g/t gold, 101 g/t silver with 0.42% combined lead/zinc and is located approximately 1,380 meters south of and along strike from drill hole LU-09 in the La Union zone. ZSC-02 is approximately 20 meters north of ZSC-06 and reported 4.3 meters of 1.2 g/t gold, 282 g/t silver with 1.38% combined lead/zinc. Intersections of 3.0 to 4.0 meters continued to the north in ZSC-09, ZSC-08 and ZSC-04 until reaching ZSC-03 approximately 225 meters north of ZSC-2 where the zone widened to 12.1 meters averaging 0.2 g/t gold and 153 g/t silver, including 6.1 meters of 0.20 g/t gold and 224 g/t silver. Another 60 meters north of ZSC-03 is ZSC-10 the most northerly trench in this zone and reported 3.0 meters of 95 g/t silver. ZSC-10 is approximately 1,080 meters from La Union drill hole LU-09. The trenches are exploratory in nature, through thin overburden and as such trenches 01, 05 and 07 missed the zone and reported no values.

The trenches are excavated to a depth of 2-3 meters and extend from west to east across the quartz veins and stockwork quartz veins in the Guazapares mining district. The trenches were cut through thin overburden to better define drill targets and spaced approximately 50 to 75 meters apart. The geology of the trenches is mapped in detail and continuous rock chip samples of no more than one meter in length are collected from the trench walls.

Area	Trench	From meters	To meters	Interval meters	Au g/t	Ag g/t	Au Eq. g/t	Lead %	Zinc %
Santa Clara	ZSC-01	No Values

Santa Clara	ZSC-02	2.00	6.30	4.30	1.20	282.00	5.9	0.91	0.47

Santa Clara	ZSC-03	21.00	27.00	6.00	0.20	82.00	1.56	0.03	0.02
		27.00	33.10	6.10	0.20	224.00	3.73	0.03	0.04
				0.00
		21	33.1	12.1	0.2	153	2.76	0.03	0.04

Santa Clara	ZSC-04	17.00	21.00	4.00	0.09	49.00	0.90	0.07	0.08

Santa Clara	ZSC-05	No Values

Santa Clara	ZSC-06	29.70	35.40	5.70	1.24	101.00	2.92	0.28	0.14

Santa Clara	ZSC-07	No Values

Santa Clara	ZSC-08	22.50	25.50	3.00	0.11	68.00	1.24	0.24	0.15

Santa Clara	ZSC-09	37.00	41.00	4.00	0.13	41.00	0.81	0.07	0.16

Santa Clara	ZSC-10	29.00	32.00	3.00	0.00	95.00	1.58	0.02	0.06

Andean Gold Alliance – South America

On May 11, 2006 we signed an agreement to create the Andean Gold Alliance (“AGA”) with Teck Cominco Limited (TSX: TEK) (“Teck Cominco”) and its subsidiaries in Chile, Peru and Argentina. The AGA, initially consisting of 21 properties (10 in Argentina, 7 in Chile and 4 in Peru), creates a strategic alliance between Paramount and Teck Cominco for gold exploration in these three countries. The AGA also provides for a mutual right of first offer with respect to the divestiture of new and existing gold exploration properties over significant parts of Argentina, Chile and Peru.

Andean Gold Alliance – Work Program

We have conducted exploration work on 28 properties as presented by Teck Cominco pursuant to the AGA. We have advanced only one of the properties (Santos) to the drilling stage.

Andean Gold Alliance – Santos Project – Peru

The Santos project is comprised of 12 mining concessions totalling 9,300 hectares, located in the Department of Ayacucho, Province of Lucanas, District of Ocana. The property is situated 400 kilometers SSE of the City of Lima, and 60 kilometers NE of the city of Nasca. The property is directly accessible throughout the year, through a national network of paved and sandy roads.

Santos Project – Work Program

We conducted a 1,500 meter drill program to will test for gold and silver targeted deposits at 100 and 200 meters below surface. The objective of the program was to find the boiling zone which has the potential for deposits of gold and silver. As a results of this work program were not satisfactory we returned the property back to Teck Cominco.

As there are no further properties in the Andean Gold Alliance, we do not expect to continue past the end of the first operating year being October 31, 2007.

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

MARKET DESCRIPTION

Gold and Silver:

We are a precious metals exploration and development company. The gold and silver markets have been strong since 2001, where gold has increased from $268 per ounce to its current price of approximately $731 per ounce  per ounce and silver has increased from $4.58 per ounce to its current price of $ 13.48 per ounce (as of September 24, 2007). Management believes that both the gold and silver markets will remain strong for the foreseeable future. Management believes that for so long as gold remains above $300 per ounce, the San Miguel Groupings in Mexico, can be commercially exploited.

Mexico:

Mexico is currently one of the world’s largest mineral producers. It is an ideal country for mining companies to operate given its stable government and inclusion in NAFTA. There are several world-class mines within a close proximity of the San Miguel property, including the Glamis Gold El Sauzal gold mine. Gammon Lake Resource’s Ocampo Gold-Silver Project is approx. 40 miles to the North. Recently acquired Palmarejo, (TSXV:PJO) is developing the nearby Palmarejo mine and has acquired all the ground surrounding San Miguel. Palmarejo has the old Palmarejo mine that has an inferred resource of 3.1 million ounce gold equivalent. Palmarejo’s property around San Miguel is currently in an early exploration phase.

Regulatory Compliance

We have obtained drill permits for the San Miguel Groupings.

The Company is not currently subject to direct federal, state or local regulation, other than regulations applicable to businesses generally in the Company’s field of endeavors. However, there can be no assurances that the Company will not be subject to such regulation in the future.

Employees

As of August 31, 2007, the Company had 63 employees and consultants, of which 37, 10, 8 and 8 are in Mexico, Peru, the U.S. and Canada, respectively.

Facilities

Our corporate office is located at Suite 110, 346 Waverly Street, Ottawa, Ontario K2P 0W5. We rent approximately 2,700 square feet of office space at a cost of approximately US $3,760 ($4,000 per month Canadian). We also have an office in Lima Peru and a field office in Temoris, Mexico. All of our office leases are in good standing.

A description of our mining exploration properties is set forth above.

Item 1A .

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be materially adversely affected. In such case, the Company may not be able to proceed with its planned operations and your investment may be lost entirely. The Securities offered hereby should only be purchased by persons who can afford to lose their entire investment without adversely affecting their standard of living or financial security.

BUSINESS RISKS

Possible Loss of Entire Investment

Prospective investors should be aware that if the Company is not successful in its endeavors, their entire investment in the Company could become worthless. Even if the Company is successful, there can be no assurances that investors will derive a profit from their investment.

We have a history of losses. Losses will likely continue in the future.

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

We have no history as a mining company.

We have no history of earnings or cash flow from mining operations and our current management has limited experience in the mining industry. If we are able to proceed to production, commercial viability will be affected by factors that are beyond our control including the particular attributes of the deposit, the fluctuation in metal prices, the cost of construction and operating a mine, prices and refining facilities, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration of minerals, as well as the costs of protection of the environment.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. This exploration program includes drilling programs at various locations within the San Miguel Project. If our exploration costs are greater than anticipated, then we will have less funds for other expenses or projects. If higher exploration costs reduce the amount of funds available for production of gold or silver through mining and development activities, then our ability to achieve revenues and profitability will be adversely affected. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain, increased government regulation and shortages of qualified personnel.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations that we undertake will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks are such that liabilities might result in us being forced to incur significant costs that could have a material adverse effect on our financial condition and business prospects.

Our estimates of reserves are subject to uncertainty.

Estimates of reserves are subject to considerable uncertainty. Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Engineers use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that any geological reports will accurately reflect actual quantities of gold, silver or other metals that can be economically processed and mined by us.

No ongoing mining operations.

We are not a mining company and have no ongoing mining operations of any kind. We have interests in mining concessions which may or may not lead to production.

There may be insufficient mineral reserves to develop the property and our estimates may be inaccurate.

There is no certainty that any expenditures made in the exploration of any properties will result in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore and no assurance can be given that any particular level of recovery of gold from discovered mineralization will in fact be realized or that any identified mineral deposit will ever qualify as a commercially mineable ore body which can be legally and economically exploited. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. There can be no assurance that gold recovered in small scale laboratory tests will be duplicated in large scale tests under on-site production conditions. Material changes in estimated reserves, grades, stripping rations or recovery rates may affect the economic viability of any project.

We face fluctuating gold, silver and mineral prices and currency volatility.

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

Requirement for Permits and Licenses

Our future operations, including exploration and development activities, required permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at economically justifiable costs.

Currency Fluctuations

Any mining operations we undertake outside of the United States will be subject to currency fluctuations. Fluctuations in the exchange rate between the U.S. dollar and any foreign currency may adversely impact our operations. We do not anticipate that we will enter into any type of hedging transactions to offset this risk.

Political Stability

We intend to conduct operations in democratic and stable countries. However, with Mexico, Chile and Peru there is a greater likelihood of political unrest and changing rules and regulations regarding foreign investment. Political unrest would likely destabilize the country. This would in all likelihood adversely impact our proposed operations in any foreign jurisdiction.

Title Matters

While we intend to conduct our own due diligence prior to committing significant funds to any project, mining properties may be subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Should this occur, we expect significant delays, costs and the possible loss of any investments or commitment of capital.

Because of the speculative nature of exploration for gold and silver properties, there is substantial risk that our business will fail.

The search for gold and silver as a business is extremely risky. We cannot provide any assurances that the gold mining interests that we acquired will contain commercially exploitable reserves of gold. Exploration for minerals is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves of gold.

Government regulation, or changes in such regulation may adversely affect the Company’s business.

The Company has and will, in the future, engage experts to assist it with respect to its operations. The Company is beginning to deal with the various regulatory and governmental agencies, and the rules and regulations of such agencies. No assurances can be given that it will be successful in its efforts. Further, in order for the Company to operate and grow its business, it needs to continually conform to the laws, rules and regulations of such jurisdiction. It is possible that the legal and regulatory environment pertaining to the exploration and development of gold mining properties will change. Uncertainty and new regulations and rules could increase the Company’s cost of doing business or prevent it from conducting its business.

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

We believe that the successful execution of our business strategy and our ability to move beyond the exploratory stages depends on the continued employment of key members of our senior management team. If any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected. We do not maintain key man insurance on any of our officers or directors.

Our Chief Executive Officer serves as the Chief Executive Officer of another Mining Company.

Christopher Crupi, our CEO, and William Reed, our vice president also serve in similar capacities for AmMex Gold Mining Corp, another exploratory stage mining company. Mr. Crupi and Mr. Reed may be presented with business opportunities suitable for either entity. No formal plan or arrangement has been agreed upon to determine the resolution of any conflicts of interest.

We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have:

•

greater financial and technical resources;

•

longer operating histories and greater experience in mining;

•

greater awareness of the political, economic and governmental risks in operating in Mexico and South America.

It is unlikely that we will be able to sustain profitability in the future.

We incurred significant losses in 2006 and 2007 and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully identify commercially exploitable mining reserves, there can be no assurance that we will have sufficient financing to exploit these reserves or find a willing buyer for the properties.

We have no reserves, no mining operations, and no income

We currently have no revenues from operations, no mining operations, and no reserves. Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced. We have not established that precious minerals exist in any quantity on any property which is the focus of our exploration efforts, and unless or until we do so we will not have any income from operations.

Exploration for economic deposits of minerals is speculative.

The business of mineral exploration is very speculative, since there is generally no way to recover any of the funds expended on exploration unless the existence of mineable reserves can be established and the Company can exploit those reserves by either commencing mining operations, selling or leasing its interest in the property, or entering into a joint venture with a larger resource company that can further develop the property to the production stage. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock worthless.

Even if we are able to locate valuable ore sites, we may not be able to extract the minerals profitably.

Even if we identify proven reserves, without an economic extraction process, we will not be able to produce sufficient revenues to sustain operations, or demonstrate the existence of mineable reserves, and we will likely fail.

The mining industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in identifying and developing mining properties with sufficient reserves for economic exploitation.

The mining industry is highly competitive and fragmented with limited barriers to entry, especially at the exploratory stages. We compete in international, national, regional and local markets with large multi-national corporations and against start-up operators hoping to identify a mining reserve. Some of our competitors have significantly greater financial resources than we do. This puts us at a competitive disadvantage if we choose to further exploit mining opportunities. As we expand into new geographic markets, our success will depend in part on our ability to locate and exploit mineral reserves.

Exploratory and mining operations are subject to environmental risks.

Both exploratory and mining activities are subject to strict environmental rules and regulations. While we believe that we have complied with all applicable rules and regulations to date,  there can be no assurance that we will be able to comply with these rules in the future. Moreover, if it is determined that any prior activity on or about our mining reserves created environmental risks,  we would be liable for this clean-up even though we did no perpetrate the violation.

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

We have a significant number of outstanding common stock options and warrants which can be exercised immediately. To the extent that these securities are exercised, dilution to our stockholders will occur.

Sales of these shares in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

Sale or the availability for sale of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains “forward-looking statements” relating to Paramount  Gold and Silver Corp. (“Paramount”  ”we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Item 2. Description of Properties.

Our corporate office is located at Suite 110, 346 Waverly Street, Ottawa, Ontario K2P 0W5. We rent approximately 2,000 square feet of office space at a cost of approximately US $3,760 ($4,000 per month Canadian). We also have an office in the USA located at 15921 S. Saxon Road, Arizona City, Arizona 85223. We also have an office in Lima Peru and a field office in Temoris, Mexico. All of our office leases are in good standing.

The location of our mining operations is more specifically described under the discussion of our business under the heading “San Miguel Groupings”.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fiscal year ended June 30,  2007,

there were no matters submitted to a vote of the security holders. However, on August 23, 2007 we held an annual shareholders meeting.  The following matters were presented to the shareholders:

1. Election of our current board of directors:  Christopher Crupi, William Reed, Daniel Hachey, John Corden, Ian Talbot and  Michel Yvan Stinglhamber.

2. Appointment of HLB Cinnamon  Jang Willoughby & Company  as our independent certified public accountants;

3. Approval of our name change to Paramount Gold and Silver Corp.; and

4. Ratification of our 2007/08  Stock Incentive and Equity Compensation Plan

All of the foregoing matters were approved  by  our shareholders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

A.

Market Information

Our common stock  began trading on the  American Stock Exchange on August 1, 2007. We trade under the symbol “PZG”. Our common stock also trades on the under the Toronto Stock Exchange under the same symbol and on the Frankfurt Exchange under  the symbol P6G. There is a limited market for our common stock. Prior to trading on the American Stock Exchange, our Common Stock traded on the Over-the-Counter Bulletin Board.

Until August 26, 2005,  there was no posted bid or ask price for our common stock when we began to trade on the Over the Counter Bulletin Board. The following table sets forth the high and low prices for our common stock for the periods indicated:

2007	High	Low
First Quarter	$3.04	$2.07
Second Quarter	$3.04	$2.13
Third Quarter (through September 24 )	$3.00	$2.13

2006
First Quarter	$3.20	$1.80
Second Quarter	$4.35	$2.50
Third Quarter	$3.20	$1.80
Fourth Quarter	$2.57	$1.95

2005
Third Quarter	$1.30	$0.60
Fourth Quarter	$1.50	$0.50

The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

B.

Holders

As of June 30, 2007 there were 1,766 stockholders of record of our common stock.

Our transfer agent is Mellon Investor Services LLC  whose address is 480 Washington Boulevard Jersey City, New Jersey 073101. Our co-transfer agent is CIBC Mellon located in Toronto, Ontario, Canada.

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

D.

Equity Compensation Plan

2006/07 Stock Incentive and Compensation Plan

On October 9, 2006, the Company’s board of directors approved the 2006/7 Stock Incentive and Compensation Plan (the “Plan”). The purpose of the Plan is to enhance the profitability and value of  the Company for the benefit of its stockholders by enabling the Company to attract, retain and reward directors, employees and consultants (collectively, “Participants”) and strengthen the mutuality of interests between such persons and the Company’s stockholders.

Awards

Pursuant to the Plan, the Company may issue non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“Incentive Stock Options”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“Stock Appreciation Rights”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants.

All employees of and consultants to the Company and its affiliates are eligible to be granted Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock and Registered Stock. All employees and directors of the Company and its affiliates are eligible to be granted Incentive Stock Options.

The aggregate number of shares of Common Stock which may be issued under the Plan with respect to which Awards may be granted shall not exceed 2,000,000 shares of Common Stock, representing 4% of the issued and outstanding Common Stock as of May 31, 2007. As of May 31, 2007, there are no shares of Common Stock available for issuance for future Awards. As of the date hereof, no Stock Appreciation Rights, Restricted Stock or Registered Stock have been issued under the Plan.

If any Stock Option or Stock Appreciation Right granted under the Plan expires, terminates or is cancelled for any reason without having been exercised in full or, with respect to Stock Options, the Company repurchases any Stock Option, the number of shares of Common Stock underlying the repurchased Stock Option, and/or the number of shares of Common Stock underlying any unexercised Stock Appreciation Right or Stock Option shall again be available for the purposes of Awards under the Plan.

Administration

The Plan is administered and interpreted by a Committee (“Committee”) appointed by the Board of Directors, or if no Committee, by the Board of Directors. The Company expects the Plan will be administered by the newly formed Compensation Committee. The Committee has full authority, among other things, to: (a) select the eligible employees and consultants to whom Stock Options, Stock Appreciation Rights, Restricted Stock or Registered Stock may from time to time be granted; (b) determine, in accordance with the terms of the Plan, the number of shares of Common Stock to be covered by each Award to an eligible employee or consultant granted; and (c) determine the terms and conditions of any Award granted hereunder, including, but not limited to, the exercise or purchase price (if any), any restriction or limitation, any vesting schedule or acceleration thereof, or any forfeiture restrictions or waiver thereof, regarding any Stock Option or other Award, and the Common Stock relating thereto, based on such factors, if any, as the Committee shall determine, in its sole discretion.

Stock Options

The option price per Common Stock purchasable under an Incentive Stock Option shall not be less than 100% of the fair market value of the Common Stock at the time of grant. For the purposes of the Plan, the “fair market value” means: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, the last sale price of the Common Stock in the principal trading market for the Common Stock on such date; (ii) if the Common Stock is not listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, but is traded in the over-the-counter market, the closing bid price for the Common Stock on such date, as reported by the OTC Bulletin Board or the National Quotation Bureau, Incorporated or similar publisher of such quotations; and (iii) if the fair market value of the Common Stock cannot be otherwise determined, such price as the Committee shall determine, in good faith, based on reasonable methods set forth under Section 422 of the Code.

The purchase price of shares of Common Stock subject to a Non-Qualified Stock Option shall be determined by the Committee.

The term of each Stock Option shall be fixed by the Committee, but no Stock Option shall be exercisable more than ten (10) years after the date the Stock Option is granted.

Stock Awards

Shares of Restricted Stock or Registered Stock may be issued to eligible employees or consultants either alone or in addition to other Awards granted under the Plan. The Committee shall determine the eligible persons to whom, and the time or times at which, grants of Restricted Stock or Registered Stock will be made, the number of shares to be awarded, the price (if any) to be paid by the recipient, the time or times within which such Awards may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the Awards. The purchase price of Restricted Stock shall be fixed by the Committee. The purchase price for shares of Restricted Stock may be zero to the extent permitted by applicable law. The Participant shall not be permitted to transfer shares of Restricted Stock awarded under the Plan during a period set by the Committee.

Tandem Stock Appreciation Rights

Stock Appreciation Rights may be granted in conjunction with all or part of any Stock Option (a “Reference Stock Option”) granted under the Plan (“Tandem Stock Appreciation Rights”). In the case of a Non-Qualified Stock Option, such rights may be granted either at or after the time of the grant of such Reference Stock Option. In the case of an Incentive Stock Option, such rights may be granted only at the time of the grant of such Reference Stock Option.

A Tandem Stock Appreciation Right or applicable portion thereof granted with respect to a Reference Stock Option shall terminate and no longer be exercisable upon the termination or exercise of the Reference Stock Option, except that, unless otherwise determined by the Committee, in its sole discretion, at the time of grant, a Tandem Stock Appreciation Right granted with respect to less than the full number of shares covered by the Reference Stock Option shall not be reduced until and then only to the extent the exercise or termination of the Reference Stock Option causes the number of shares covered by the Tandem Stock Appreciation Right to exceed the number of shares remaining available and unexercised under the Reference Stock Option.

Upon the exercise of a Tandem Stock Appreciation Right, a Participant shall be entitled to receive up to, but no more than, an amount in cash and/or Common Stock equal in value to the excess of the fair market value of one share of Common Stock over the option price per share specified in the Reference Stock Option multiplied by the number of shares in respect of which the Tandem Stock Appreciation Right shall have been exercised, with the Committee having the right to determine the form of payment.

Non-Tandem Stock Appreciation Rights

Stock Appreciation Rights may also be granted without reference to any Stock Options granted under the Plan (“Non-Tandem Stock Appreciation Rights”). The term of each Non-Tandem Stock Appreciation Right shall be fixed by the Committee, but shall not be greater than ten (10) years after the date the right is granted.

Non-Tandem Stock Appreciation Rights shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee at grant. Subject to such terms and conditions, Non-Tandem Stock Appreciation Rights may be exercised in whole or in part at any time during the option term, by giving written notice of exercise to the Company specifying the number of Non-Tandem Stock Appreciation Rights to be exercised.

Upon the exercise of a Non-Tandem Stock Appreciation Right, a Participant shall be entitled to receive, for each right exercised, up to, but no more than, an amount in cash and/or Common Stock equal in value to the excess of the fair market value of one share of Common Stock on the date the right is exercised over the fair market value of one (1) share of Common Stock on the date the right was awarded to the Participant.

Transfer of Awards

No Stock Option or Stock Appreciation Right granted shall be transferable by the Participant otherwise than by will or by the laws of descent and distribution. All Stock Options and all Stock Appreciation Rights granted to Participants shall be exercisable, during the Participant’s lifetime, only by the Participant. Tandem Stock Appreciation Rights shall be transferable, to the extent permitted, only with the underlying Stock Option. Shares of Restricted Stock may not be transferred prior to the date on which shares are issued, or, if later, the date on which any applicable restriction period lapses.

Termination of Employment

Generally, unless otherwise determined by the Committee at grant, if a Participant is terminated for cause, any Stock Option held by such Participant shall thereupon terminate and expire as of the date of termination. Unless otherwise determined by the Committee at grant, any Stock Option held by a Participant:

(i)

on death or termination of employment or consultancy by reason of disability or retirement may be exercised, to the extent exercisable at the Participant’s death or termination, by the legal representative of the estate or Participant as the case may be, at any time within a period of one (1) year from the date of such death or termination;

(ii)

on termination of employment or consultancy by involuntary termination without cause or for good reason  may be exercised, by the Participant at any time within a period of ninety (90) days from the date of such termination; or

(iii)

on termination of employment or consultancy by voluntary termination but without good reason and occurs prior to, or more than ninety (90) days after, the occurrence of an event which would be grounds for termination by the Company for cause, any Stock Option held by such Participant may be exercised, to the extent exercisable at termination, by the Participant at any time within a period of thirty (30) days from the date of such termination, but in no event beyond the expiration of the stated term of such Stock Option.

Amendments to the Plan

The Board may at any time amend, in whole or in part, any or all of the provisions of the Plan, or suspend or terminate the Plan entirely. Provided, however, that, unless otherwise required by law or specifically provided in the Plan, the rights of a Participant with respect to Awards granted prior to such amendment, suspension or termination, may not be impaired without the consent of such Participant and, provided further, without the approval of the stockholders of the Company, if and to the extent required by the applicable provisions of Rule 16b-3 of the 1934 Act or, if and to the extent required, under the applicable provisions of the Code, no amendment may be made which would, among other things: increase the aggregate number of shares of Common Stock that may be issued under the Plan; change the classification of Participants eligible to receive Awards under the Plan; decrease the minimum option price of any Stock Option; extend the maximum option period; change any rights under the Plan with regard to non-employee directors; or require stockholder approval in order for the Plan to continue to comply with the applicable provisions.

2007/08 Stock Incentive and Equity Compensation Plan

On August 23, 2007 at our annual shareholders meeting, our shareholders approved the 2007/08 Stock Incentive and Equity Compensation Plan (the “New Plan”). The New Plan contains substantially the same terms and conditions as the Plan, with the following material differences:

•

The aggregate number of shares of Common Stock which may be issued under the New Plan with respect to which Awards may be granted shall not exceed 4,000,000 shares of Common Stock, representing 8.7% of the issued and outstanding Common Stock as of August 23, 2007.

•

Awards may not be granted if such grant could result in the number of shares of Common Stock issued to insiders, within a one year period, and issuable to insiders, at any time, under the New Plan, Plan or any other future security based compensation arrangement in the aggregate exceeding 10% of the Common Stock then issued and outstanding.

•

The term of any Stock Option will not exceed 10 years, unless the Stock Options expires during a self-imposed blackout period to which the holder of the Stock Option is subject, in which case the Stock Option may be exercised up to 10 business days after the lifting of the blackout period.

•

The option price per share of Common Stock under Incentive Stock Options and Non-Qualified Stock Options shall not be less than 100% of the fair market value of the Common Stock at the time of grant.

E.

Sale of Unregistered Securities

There were no sales of unregistered securities during the quarter ended June 30, 2007.

Item 6.

SUMMARY OF FINANCIAL DATA

The following consolidated financial data has been derived from and should be read in conjunction with our audited interim financial statements for the years ended June 30, 2007, 2006 and 2005.

	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005
	(Audited))	(Audited)	(Audited)
Revenue	$268,605	$6,860	-0-
Expenses	$15,938,494	$1,881,322	$1,773
Cash	$16,231,388	$465,791	$11,250
Total Assets	$22,189,838	$3,848,669	$11,250
Current Liabilities	$779,345	$429,246	-0-
Total Liabilities	$779,345	$429,246	-0-
Working Capital (Surplus)	$18,137,737	$444,320	$11,250
Accumulated Deficit	$17,546,124	$1,876,235	$(1,173)

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2007.

Introduction

We are an exploratory stage mining company, that is, we have option agreement on claims to numerous mining concessions in Mexico, Peru, Argentina and Chile. We have not proven that they contain precious metals having commercial value. Both internally and using independent laboratories, we have conducted numerous tests on the surface assays and core samples from drilling.

Results of Operations for Fiscal Year Ended June 30, 2007 as compared to June 30, 2006

Comparison of Operating Results for the year ended June 30, 2007 as compared to June 30, 2006

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities. Interest income for the year ended June 30, 2007 was $268,605 as compared to $6,860 for the year ended June 30, 2006. Interest income increased significantly this past year as a result of the completion of our $21.8 million financing. These funds are deposited in an interest bearing account subject to transfer to our operating account to meet ongoing expenses. Unless we significantly increase our exploration activities, we anticipate our interest income will increase in the coming year irrespective of any proceeds we may receive from the exercise of any Common Stock purchase warrants.

Operating Expenses

We incurred expenses totaling $15,938,494 and $1,881,322 for the year ended 2007 as compared to 2006. Consulting fees were $0 and $299,877. Corporate communications and investor relations fees were $ 228,833 and $118,461. The significant increase in all of these expenses as well the other expenses identified in our Consolidated Statement of Operations is the result of increased costs that we have incurred in acquiring various mining rights, exploratory costs and the use of equity based compensation.

During our last fiscal year, we incurred exploratory costs of $4,359,306 professional fees of $608,061, geologist fees and expenses of $512,142 and office and administrative expenses of $233,541. These fees compare to exploratory costs of $533,616, professional fees of $205,705, geologist fees and expenses of $524,409 and office and administrative fees of $34,876 for the year ended June 30, 2007. The significant increase in all of these expenses as well the other expenses identified in our Consolidated Statement of Operations is the result of increased exploratory costs.

We issued a total $3,107,500 shares of our Common Stock for services rendered, 5,801,455 has been expensed as stock based compensation and 400,000 shares of our Common Stock for the acquisition of mineral properties. The value of the Common Stock was determined based upon the closing bid price of our Common Stock on the date of grant.

We recorded stock based compensation expense of $2,169,050 as a result of stock options granted to employees and management pursuant to the 2006/07 Stock Incentive and Compensation Plan. All stock options were priced at fair market value based on trading prices on the date of grant.

The total value of all stock based compensation which we issued this past year was $8,136,795.

Net Income (loss)

Our Net Loss for the year ended June 30, 2007 was $15,669,889 as compared to a Net Loss of $1,874,462 in our prior year.  Our Net Loss per Share was $(0.43)  as compared to a Net Loss per Share of $(.04) for the comparable periods in 2006. The significant increase in our net loss per share is directly attributable to our significant increase in our operating expenses and the use of stock based compensation incentives.  Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we anticipate that we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

At June 30, 2007 we had cash totaling $16,231,388 as compared to $465,791 as of June 30, 2006. The significant increase in our cash reserves is directly attributable to the closing of our private placement financing in March 2007. Accounts receivable totaled $ 944,069 as compared to $ 177,110 and prepaid expenses and deposits of $1,741,625 as compared to $230,665. We had total current assets of $ 873,566 as compared to $18,917,082. The significant increase in our cash holdings is directly attributable to the completion of our Financing.

Our long term assets at June 30, 2007 were $3,272,756 as compared to $2,975,103 as of June 30, 2006 while our fixed assets totaled $271,509 as compared to $42,303. Total assets as at June 30, 2007 were $22,189,838 as compared to $3,848,669 as at June 30, 2006.

Our current liabilities as of June 30, 2007 were $779,345 as compared to $429,246 as of June 30, 2006. We have a working capital surplus of $18,137,737 as compared to a working capital surplus of $ 444,320. As a result of our recent financing, we anticipate that we will be able to meet our currently existing ongoing contractual commitments for any property or mineral rights and have sufficient financial resources to fund our ongoing exploration and geological endeavors.

Plan of Operation - Exploration

Our plan of operation for the next twelve months is to focus our exploratory efforts on the San Miguel groupings. We intend to drill an additional 50,000 meters of drill holes at an approximate cost of $10,000,000. Approximately 13,000 meters has been completed to date at an approximate cost of $4,000,000. Based on drill rig availability and weather, the drilling program will continue uninterrupted through 2007 and much of 2008. At June 30, 2007 we had one drill rig active at the property with additional core and rotary drill rigs expected to be secured over the summer.

Results of Operations for Fiscal Year Ended June 30, 2006

With respect to our short term liquidity, our “Current Ratio” (current assets divided by current liabilities) as of June 30, 2007 was 24.27 as compared to 2.04 as of June 30, 2006. The current ratio is a commonly used measure of a company’s liquidity. Our management believes, however, that with a company still in the exploratory stage, the ratio may not be as significant as with an ongoing business in comparing the Company with others in the industry. In analyzing our liquidity, we look at actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, when we determine that our short-term assets will not meet our current and anticipated obligations for a sufficient period of time, we must attempt to raise additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we may not be able to continue in business.

In terms of our long-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

The operating loss for fiscal year 2007 was $15,669,889 as compared to $1,874,462 for fiscal year 2006, or $0.43 per share as compared to $0.04 per share in 2006. The weighted average number of shares in the per-share calculations was 36,543,532 in fiscal year 2007 as compared to 46,980,630 in fiscal year 2006. We will likely continue to incur operating losses until such time as we can identify a mineral reserve that we believe can be commercially exploited, and even then, there can be no assurance that we will identiy such a deposit or exploit the resource in a commercially reasonable manner.

As of June 30, 2007, the Company’s cash balance was $16,231,388 compared to $465,791 on June 30, 2006. To date, largely because we have engaged only in exploration and not in production, we have not suffered any losses or incurred any liabilities related to environmental issues. If and when we are able to begin production, which is highly uncertain, we will make an evaluation to determine whether cash reserves should be established or other steps taken to minimize possible adverse consequences due to environmental matters. Such evaluation will consider, among other factors, the land or other sources from which the raw materials are taken and the land upon which the processing is done, the nature of any chemicals used in the processing, and the nature, extent, and means of disposition of the residue from the processing.

Since our inception, we have funded our activities by issuing stock. Although we will continue periodically to seek external sources of funds, there can be no assurance that we will be able to raise sufficient capital to fund our operations. If we do raise equity capital, depending on the number of shares issued and the issue price of the shares, current shareholders’ interests may be diluted.

The Company’s consolidated financial statements were prepared on a going concern basis, which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future, to maintain adequate financing, and to achieve a positive cash flow. There is no assurance it will be able to meet any or all of such goals..

Plan of Operation For Fiscal Year 2008

Mexico

We plan to continue the drill program at the San Miguel Groupings in order to further define a resource. In doing so we will continue to expend funds to earn our interest in the option agreement with Tara Resources (formerly American Stellar Energy).The Company has not recorded amounts receivable from Tara Gold Resources Corp. (formerly “American Stellar Energy”) on account of its share of expenditures on the San Miguel project. As at

June 30, 2007 the Company is entitled to reimbursement of $572,981. Subsequent to year end additional expenditures have been incurred on the San Miguel project and the amount of approximately $350,000 represents Tara Gold Resource Corp.’s share for the months of July and August 2007. The total estimated amount owing as at August 31, 2007 is in excess of $ 920,000. As collection is not reasonably assured, the Company has not recognized any recovery. The amount will be recorded as a recovery of exploration expenditures in the period received.

Andean Gold Alliance

We intend to terminate the agreement with Teck Cominco on October 31, 2007.

Peru

We also plan to continue to seek viable precious metals exploration projects in South America.

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

Use of Estimates - Management’s discussion and analysis or plan of operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Off-Balance Sheet Arrangements

We have not entered  into any  off-balance  sheet  arrangements. We do not anticipate entering into any off-balance sheet arrangements  during the next 12 months.

Item 7a. Quantitative and Qualitative Disclosure.

Our major commodity price risk exposure relates to the then current market value of any silver or gold reserves which we choose to exploit. A dramatic drop in the price of gold or silver would make commercial exploitation of any of our properties less likely than if prices remained at their current level.

We are also subject to currency fluctuations between the United States, Mexico and Canada. We do not plan on entering into any hedging transactions.  Rather, management will continue to evaluate the market risks and address these issues should they become material to the Company’s ongoing operations.

Item 8. Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their reports by HLB Cinnamon Jang Willoughby & Company and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A . Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) under the supervision and with the participation of our management, including our Chief Executive Officer, Christopher Crupi and Lucie Letellier. We have also relied upon our audit committee members. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Paramount in reports that it files under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Changes in Internal Controls

During this past year we have expanded our Board of Directors and established an audit committee. We believe that both of these steps have enhanced both our financial reporting disclosures and internal controls.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position(s)

Christopher Crupi	38	Director/CEO/Pres/Treasurer
Charles William Reed	65	Director and Vice President
Lucie Letellier	46	Chief Financial Officer
Michael Clancy	42	Secretary
John Carden	59	Director
Daniel Hachey	48	Director
Michel Yvan Stinglhamber	74	Director
Ian Talbot	48	Director

Christopher Crupi

Mr. Crupi is a chartered accountant. He serves as our President, Chief Executive Officer and Director. Mr. Crupi founded the Company in 2005 and oversees the administrative and operations activities of the Company. From 2000 to 2004, Mr. Crupi was a Vice President of PricewaterhouseCoopers LLP. In addition to his duties at Paramount, Mr. Crupi is also President and Chief Financial Officer of AmMex Gold and Silver Corp., a publicly traded mining exploration company with property interests in both the United States and Mexico. Mr. Crupi received his Bachelor of Commerce degree from the University of Ottawa in 1992. Mr. Crupi received his Chartered Accountant designation in 1995.

Charles William Reed

Mr. Reed serves as our Vice President and Director. Mr. Reed has been our Vice President since 2005. Mr. Reed is our manager of exploration in Mexico. Mr. Reed is a consultant to the Company and has committed 50% of his time to his duties at Paramount. In addition to his duties at Paramount, Mr. Reed is also Chief Geologist of AmMex Gold and Silver Corp. Mr. Reed has significant mining experience in Mexico, as he was formerly Chief Geologist - Mexico for Minera Hecla S. A. de C. V. (“Hecla”), a subsidiary of Hecla Mining (NYSE:HL) from 1998 to 2004, and Regional Geologist, Mexico and Central America for Echo Bay Exploration from 1993 to 1998. While at Hecla, Mr. Reed supervised detailed exploration at the Noche Buena project, Sonora, and the San Sebastian silver and gold mine, Durango. He also discovered and drilled the Don Sergio vein that was later put into production. Mr. Reed received his Bachelor of Science Degree, Mineralogy, from the University of Utah in 1969 and is a Registered Professional Geologist in the State of Utah. He also completed an Intensive Spanish Program at Institute De Lengua Espanola, San Jose, Costa Rica in 1969.

Lucie Letellier

Ms. Letellier was appointed our chief financial officer in August, 2007. Prior to her appointment as our new Chief Financial Officer, since January 2006, Ms. Letellier served as our controller, in charge of day to day accounting operations with respect to the Company’s mining exploration operations. She has been responsible for the proper maintenance of our joint venture accounting and consolidation accounting with respect to our two wholly-owned subsidiaries. Ms. Letellier prepares and delivers quarterly and annual financial statements in accordance with US GAAP for review or audit.

Ms. Letellier also currently serves as the controller for AmMex Gold Mining Corp. and is responsible for AmMex’s accounting and financial functions. From 1990 to 2005, Ms. Letellier was Senior Accountant in the Office of Marc S. Chabot, Chartered Accountant.

Michael Clancy

Mr. Clancy was appointed our corporate secretary in August 2007. Mr. Clancy is a partner in the Ottawa office of Gowling Lafleur Henderson LLP (“Gowlings”). Mr. Clancy practices business law and has been with Gowlings since 1989. Mr. Clancy completed two years of a Bachelor of Arts at Carleton University and obtained his Bachelor of Laws from Osgoode Hall Law School. Gowlings serves as our corporate and securities counsel for non-U.S. related securities matters.

John Carden, Ph.D.

Dr. Carden joined the Company as a director in 2006. Dr. Carden has more than twenty years experience in exploration management, teaching, and research. Since 2001 Dr. Carden has been a geologic consultant for several junior resource companies. Dr. Carden is currently a director of Corex Gold Corporation and Magnum Uranium Corp., each TSX Venture Exchange listed companies. From 1998 to 2001, Dr. Carden was the President of Latitude Minerals Corporation, a publicly traded company on the Canadian Venture Exchange, and Director of U.S. Exploration for Echo Bay Mining from 1992 to 1998. Dr. Carden is a licensed Professional Geologist in the State of Washington. Dr. Carden received both his Bachelor of Science and Master of Science in geology from Kent State University in 1970 and 1971, respectively, and his doctorate in geology from Geophysical Institute, University of Alaska in 1978.

Daniel Hachey

Mr. Hachey joined the Company as a director in 2006. Mr. Hachey has a strong capital markets background with twenty years of experience in investment banking largely in the area of public equity financing including initial public offerings and private placements. Currently, Mr. Hachey is President and CEO of Greenwich Global Capital Inc., a public capital pool company listed on the TSX Venture Exchange. From 2003 to 2003, Mr. Hachey was President and CEO of Valencia Ventures Inc., a publicly-traded mining company listed on the TSX Venture Exchange. From 2001 to 2003, he led the Mining Investment Banking Group at Research Capital Corp.. From 1998 to 2001, Mr. Hachey was at HSBC and leaving as Senior Vice President and Director, Head of Technology Group (investment banking). Mr. Hachey received a Bachelor of Science degree from Concordia University in 1982 and a Master of Business Administration degree in finance from McGill University in 1986.

Michel Yvan Stinglhamber

Mr. Stinglhamber joined the Company as a director in May 2007. Mr. Stinglhamber has significant experience in the Mexican mining industry. He currently represents Umicore Belgium in Mexico and as a director for Unimet SA de CV, a wholly owned subsidiary of Umicore Belgium which is active in the fields of precious metals exploration. Mr. Stinglhamber is also the Chairman of the Mining Group-Compania Minera Misiones SA de CV located in Mexico. He is also on the Board of Directors of Marina Costa Baja in Mexico.

Since 1991, Mr. Stinglhamber has been involved in a number of mining ventures in Mexico. He was the president of the Belgo Luxemburg Mexican Chamber of Commerce in 1987, and in 2002, was awarded the Belgian decoration of “Officer of the Crown”.

Ian Talbot

Mr. Talbot joined the Company as a director effective May 31, 2007. He is an attorney and has significant experience with both mining and exploration stage companies. He is the president and CEO of Arcus Development Group Inc., a junior mineral exploration company. He is also a director of Rimfire Minerals Corporation, a junior exploration company listed on the TSX Venture Exchange. In addition, Mr. Talbot currently acts as associate legal counsel to Morton & Company, a boutique securities law firm in Vancouver, Canada.

Between 2002 and 2006, Mr. Talbot was employed by BHP Billiton World Exploration Inc. as senior legal counsel and worked exclusively on mineral property acquisitions, dispositions and related junior exploration company financings. During 2005, Mr. Talbot also acted as a BHP Billiton commercial manager and was responsible for the management of a junior exploration company stock portfolio valued in excess of US$20 million.

Prior to joining BHP Billiton, Mr. Talbot was a practicing attorney concentrating in corporate and securities matters for both public and private companies. He received his Bachelor of Laws degree from the University of British Columbia in 1989 and received a Bachelor of Science (geology) from Brandon University in 1984.

Committees of the Board

The Board has recently established an Audit Committee, Compensation Committee and Nominating Committee. A minimum of three Board members serve on each committee. The audit committee, nominating committee and the compensation committee each met following the Company’s shareholders meeting. Our audit committee has met a second time in connection with the review of our financial statements which are being filed together with this annual report. We anticipate that these committees will continue to meet on a periodic basis throughout the year.

Our Audit Committee oversees the accounting and financial reporting processes of the Company and audits of the financial statements. The Audit Committee will also assist the Board in oversight and monitoring of (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications, independence and performance, and (iv) the Company’s internal accounting and financial controls.

Our Compensation Committee discharges the Board’s responsibilities relating to compensation of the Company’s executive officers. The Compensation Committee reviews and approves for the CEO and the other executive officers of the Company (i) the annual base salary, (ii) the annual incentive bonus, including the specific goals and amount, (iii) equity compensation, (iv) employment agreements, severance arrangements, and change in control agreements/provisions, and (v) any other benefits, compensation or arrangements. The Compensation Committee will have overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company and administering the Company’s equity compensation plans.

The Nominating Committee’s responsibilities are to (i) identify individuals qualified to become Board members; (ii) select, or recommend to the Board, director nominees for each election of directors, (iii) develop and recommend to the Board criteria for selecting qualified director candidates, and (iv) consider committee member qualifications, appointment and removal.

Corporate Cease Trade Orders or Bankruptcies

Other than as set out herein, no director, officer or other member of management of the Company is, or within the ten years prior to the date hereof has been, a director, officer, promoter or other member of management of any other issuer that, while that person was acting in the capacity of a director, officer, promoter or other member of management of that issuer, was the subject of a cease trade order or similar order or an order that denied the issuer access to any statutory exemptions for a period of more than 30 consecutive days or was declared bankrupt or made a voluntary assignment in bankruptcy, made a proposal under any legislation relating to bankruptcy or insolvency or has been subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold his or her assets.

Penalties or Sanctions

To the best of our knowledge, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

To the best of our knowledge, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, nor any personal holding company of any such person has, within the last ten years become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

Compensation of Directors

Except for Michel Stinglhamber, our directors do not receive cash compensation for their services as directors or members of committees of the board, but are reimbursed for their reasonable expenses incurred in attending board or committee meetings. Michel Stinglhamber receives $2,000 per month.

Terms of Office

Our directors are appointed for one-year terms to hold office or until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our directors were recently approved by our shareholders at the Company’s annual meeting held August 23, 2007. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Family Relationships

There are no family relationships among our directors and/or officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange  Commission.  Officers,  directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the fiscal year ended June 30, 2007, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

However, it has come to our attention that one of our newly nominated directors, Ian Talbot, failed to file his Form 3 on a timely basis after the Board authorized the stock option grants. Mr. Talbot has been advised of these reporting obligations and our Board does not anticipate any problems in the future. The Form 3 in question has since been filed with the SEC.

Code of Ethics

The Company has recently adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics can be reviewed on our corporate website located at www.paramountgold.com.

Item 11. Executive Compensation.

The following table discloses compensation paid during the fiscal year ended June 30, 2007 to (i) the Company’s Chief Executive Officer, (ii) our directors and (iii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of fiscal year whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

See footnotes 3 and 4 for subsequent events regarding our officers and directors

		Annual Compensation			Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation (4)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Christopher Crupi	2005	-0-	-0-	-0-				$630,000(1)
President/Director	2006	-0-	-0-	-0-		400,000		$630,000(1)
	2007	39,000	35,000	-0-

Bill Reed	2005	-0-	-0-	-0-
Vice president/director	2006	62,641	-0-	-0-				$562,500(2)
	2007	63,750	35,000

Ian Talbot	2005	-0-	-0-	-0-
	2006	-0-	-0-	-0-
	2007	-0-	-0-	-0-

Michel Yvan	2005	-0-	-0-	-0-
Stinglhamber	2006-	-0-	-0-	-0-
	2007	-0-	-0-	-0-		145,000

Daniel Hachey	2005	-0-	-0-	-0-
	2006	-0-	- 0-	-0-
	2007	-0-	$870,000	-0-		300,000		$210,000(5)

John Carden	2005	-0-	-0-	-0-
	2006	-0-	-0-	-0-
	2007	-0-	-0-	-0-				$102,101(5)

Footnotes

Notes 1: The $630,000 represents the issuance of 300,000 shares of our common stock to Mr. Crupi for achieving his objectives and building shareholder value during the fiscal year ended June 30, 2006.

Note 2:   On August 31, 2005 the Company entered into a consulting agreement with Charles William Reed who agreed to act as exploration manager (Mexico) and Director of the Company. The  $562,5000 represents share based compensation in consideration for the issuance of 250,000 shares of common stock which were granted for achieving his objectives during the fiscal year ended June 30, 2007.

Note 3: On August 23, 2007 we appointed Michael Clancy as our corporate secretary and Lucie Letellier was appointed our chief financial officer

Note 4:   On August 23, 2007 our Board of Directors issued the following stock options:

William Reed	- 400,000
Christopher Crupi	- 400,000
John Carden	- 180,000
Daniel Hachey	- 180,000
Ian Talbot	- 195,000
Michel Ivan Stinglhamber	- 35,000
Lucie Letellier	- 150,000
MichaelClancy	- 75,000

Each of the stock options granted above has a strike price of $2.42 per share.

Note 5:   Represents stock based compensation

DIRECTORS’ COMPENSATION

Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board. Board members also receive a total of 150,000 stock options in consideration for their services on our Board. Board members also receive 15,000 stock options for each committee on which a member serves.

STOCK OPTIONS /GRANTS EXERCISED IN LAST FISCAL YEAR

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters.

The following table sets forth certain information as of September 15, 2007 with respect to the beneficial ownership of the Company’s Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company’s Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name	No. of Shares of Common Stock (1)	Percent of Class

Christopher Crupi	4,435,850	8.59%
Sprott Asset Management Inc.	4,856,000	9.40%
Libra Advisors Inc.	4,762,000	9.22%
Charles Reed	1,318,000	2.55%
Michel Yvan Stinglhamber	180,000	*
Daniel Hachey	630,000	1.22%
John Carden	225,000	*
Ian Talbot	195,000	*
Michael Clancy	75,000	*
Lucie Letellier	150,000	*
(All officers and directors as a group 8 persons)	7,208,850	13.96%

———————

* Less than 1%

(1) The foregoing includes stock options granted by our Board of Directors on August 23, 2007 where it was agreed that all board members would be entitled to receive a total of 150,000 stock options. Board members would also be entitled to the award of an additional 15,000 stock options for each board member serving on any of its committees. In addition, it was determined that Mr. Crupi and Mr. Reed would receive 250,000 stock options, Michael Clancy, the Company’s new secretary would be granted 75,000 stock options and Lucie Letellier, our new chief financial officer would be granted 150,000 stock options. All options granted on that date had an exercise price of $2.42 per share.

Based on the foregoing, we granted the following stock options:

Name	Number	Exercise Price

William.Reed:	400,000	$2.42
Christopher Crupi-	400,000	$2.42
John Carden:	180,000	$2.42
Daniel Hachey:	180,000	$2.42
Ian Talbot:	195,000	$2.42
Michel. Stinglhamber:	35,000	$2.42
Michael Clancy:	75,000	$2.42
Lucie Letellier	150,000	$2.42

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition,  shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 15, 2007. As of September 15, 2007, there were 46,502,478 shares of our common stock issued and outstanding. The table above assumes the exercise of outstanding options which would result in 51,634,928 issued and outstanding shares of our common stock.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Securities Available for
Issuance under a plan
(2007/08).	4,000,000(1)	$2.42	2,385,000

Securities Available for
Issuance under a Plan
(2006/07)	1,620,000	$2.24	-0-

———————

(1)

Includes shares available for issuance under our equity compensation plan approved by our shareholders on August 23, 2007 and stock option grants awarded that same date by our board of directors.

Item 13. Certain Relationships and Related Transactions and Director Independence.

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

The Company issued demand notes in the amount of $188,700 payable to New Continent Resources Inc., a company in which Christopher Crupi is also a director. The demand notes are non-interest bearing and were subsequently converted into 73,766 shares of Common Stock priced at trading values at the time of conversion.

Christopher Crupi and Charles William Reed, each also serve as an officer and director for AmMex Gold Mining Corp, another exploratory stage mining company with interests in Mexico. Mr. Crupi and Mr. Reed may be presented with business opportunities suitable for either entity. No formal plan or arrangement has been agreed upon to determine the resolution of any conflicts of interest. See “Risk Factors”.

In 2006, the Company entered into a premises lease agreement for office space in Ottawa with a corporation in which Christopher Crupi is a shareholder and was formerly a director. The Company pays a monthly rent of approximately $4,000 (Canadian) for 2007 which the Company believes represents the fair market value for similar leased space.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $60,000 and $30,000 for the audit of our annual financial statements for the fiscal years ended June 30, 2007 and 2006, respectively, and $26,250 and $6,000 for the reviews of the financial statements included in our Forms 10-QSB for the fiscal years ended 2007 and 2006 respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fee.”

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended June 30, 2007 and 2006.

Our audit committee was established in May 2007. When we did not have an audit committee, our entire Board of Directors (the “Board”) serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, the audit committee obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence

Discussions with Audit Committees. Our audit committee discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The audit committee also discussed with management and the independent auditors the quality and adequacy of its internal controls. The audit committee reviewed with the independent auditors their management letter on internal controls.

The audit committee discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2007 with management, the entire Board and with the independent auditors. Management has the responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the entire Board of Directors approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended June 30, 2007, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.

The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 AND 2006

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 AND CUMULATIVE LOSSES SINCE INCEPTION MARCH 29, 2005 to June 30, 2007.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2007 AND JUNE 30, 2006 AND CUMULATIVE SINCE INCEPTION JUNE 30, 2007

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

NOTES TO FINANCIAL STATEMENTS

b.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation filed for a name change on August 24, 2007 (Filed as part of our Form 10-SB on 11/2/05
3.2	Certificate of Amendment to Articles of Incorporation filed as an exhibit to our Form 8-k filed 8/28//07
3.3	Bylaws filed as an exhibit to our Form 8-k filed on 8/28/07
4.1	20006/07 Stock Incentive and Equity Compensation Plan filed as on exhibit on Form S-8 filed November 8, 2006
4.2	2007/08 Stock Incentive and Equity Compensation Plan filed as an exhibit to our proxy statement on 6/29/07
4.3	Registration Rights Agreement filed as an exhibit to Form 8-k filed 4/6/07
4.4	Warrant Agreement filed as an exhibit to Form 8-k filed 4/6/07
4.5	Broker Warrant Agreement filed as an exhibit to Form 8-k filed 4/6/07
10.1	Option Agreement on San Miguel properties. Filed as an exhibit to Form 10-SB filed on 11/2/05
10.2	Agency Agreement with Blackmont Securities filed as an exhibit to Form 8-k filed 4/6/07
31.1	* Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	* Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 .1	* Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32 .2	* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
CEO and Director

Date: September 26, 2007

POWER OF ATTORNEY

By signing this Annual Report on Form 10-KSB below, I hereby appoint Christopher Crupi as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	Chief Executive Officer/Director	September 26, 2007
Christopher Crupi

/s/ CHARLES REED	Vice President/Director	September 26, 2007
Charles Reed

/s/ JOHN CARDEN	Director	September 26, 2007
John Carden

/s/ DANIEL HACHEY	Director	September 26, 2007
Daniel Hachey

/s/ IAN TALBOT	Director	September 26, 2007
Ian Talbot

/s/ MICHEL YVAN STINGLHAMBER	Director	September 26, 2007
Michel Yvan Stinglhamber

Cinnamon Jang Willoughby & Company

Chartered Accountants

A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold Mining Corp. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheets of Paramount Gold Mining Corp. as at June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2007 and 2006 and for the period from inception (March 29, 2005) to June 30, 2007. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether these financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from inception (March 29, 2005) to June 30, 2007 in conformity with generally accepted accounting principles in the United States of America.

“Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, Canada

September 7, 2007

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2. Telephone: +1 604 435 4317. Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of  International. A world-wide organization of accounting firms and business advisors

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED BALANCE SHEETS

(AUDITED)

AS AT JUNE 30

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

	2007	2006
Assets

Current Assets
Cash and cash equivalents	$16,231,388	$465,791
Amounts receivable	944,069	177,110
Prepaid expenses and deposits	1,741,625	230,665
	18,917,082	873,566

Long Term Assets
Mineral properties (Note 6)	3,001,247	2,932,800
Fixed assets (Note 7)	271,509	42,303
	3,262,756	2,975,103
	$22,189,838	$3,848,669

Liabilities and Shareholder’s Equity

Liabilities

Current Liabilities
Accounts payable	$779,345	$223,666
Demand note	—	205,580
	779,345	429,246
Stockholders’ Equity
Capital stock (Note 4)	46,502	30,966
Additional paid in capital	28,742,381	4,820,690
Contributed surplus	10,159,322	444,002
Deficit accumulated during the exploration stage	(17,546,124)	(1,876,235)
Cumulative translation adjustment	8,412	—
	21,410,493	3,419,423

	$22,189,838	$3,848,669

Commitments (Note 12) Subsequent Events (Note 13)

Signed on behalf of the Directors:

“Chris Crupi”	“Charles William Reed”
Director	Director

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

	For the Year Ended June 30, 2007	For the Year Ended June 30, 2006	Cumulative Since Inception March 29, 2005 to June 30, 2007
Interest Income	$268,605	$6,860	$275,465
Expenses:
Incorporation Costs	—	—	1,773
Exploration	4,359,306	533,616	4,892,922
Professional Fees	608,061	205,705	813,766
Travel & Lodging	121,065	77,127	198,192
Geologist Fees & Expenses	512,142	524,409	1,036,551
Corporate Communications	228,833	118,461	347,294
Consulting Fees	—	299,877	299,877
Stock Based Compensation	8,136,795	—	8,136,795
Marketing	89,296	73,101	162,397
Office & Administration	233,541	34,876	268,417
Interest & Service Charges	4,326	4,604	8,930
Insurance	55,762	4,900	60,662
Amortization	30,629	4,646	35,275
Occupancy	93,864	—	93,864
Miscellaneous	(6,175)	—	(6,175)
Write –down of mineral property (note 6)	1,471,049	—	1,471,049
Total Expense	15,938,494	1,881,322	17,821,589

Net Loss	$15,669,889	$1,874,462	$17,546,124

Other comprehensive loss
Foreign currency translation adjustment	(8,412)	—	(8,412)

Total comprehensive loss for the year	15,661,477	1,874,462	17,537,712

Basic & Diluted loss per common share	0.43	0.04	—
Weighted average number of common shares used in per share calculation	36,543,532	46,980,630	—

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

	For the Year Ended June 30, 2007	For the Year Ended June 30, 2006	Cumulative Since Inception to June 30, 2007
Operating Activities:
Net Loss	$(15,669,889)	$(1,874,462)	$(17,556,124)
Adjustment for:
Amortization	30,629	4,646	35,275
Stock based compensation	8,136,795	286,377	8,353,531
Write-down of mineral properties	1,471,049	—	1,481,049
(Increase) Decrease in accounts receivable	(766,959)	(177,110)	(944,069)
(Increase) Decrease in prepaid expenses	(30,668)	(64,374)	(23,628)
Increase (Decrease) in accounts payable	555,679	223,666	779,345

Cash used in Operating Activities	(6,273,364)	(1,601,257)	(7,874,621)

Investing Activities:
Purchase of Mineral Properties	(379,495)	(1,455,000)	(1,834,495)
Purchase of Equipment	(259,835)	(46,969)	(306,804)

Cash used in Investing Activities	(639,330)	(1,501,969)	(2,141,299)

Financing Activities:
Increase (decrease) in demand notes payable	(100,000)	205,580	105,580
Issuance of capital stock	22,783,467	3,352,187	26,146,904

Cash from Financing Activities:	22,683,467	3,557,767	26,252,484
Effect of exchange rate changes on cash	(5,176)	—	(5,176)
Increase (Decrease) in Cash	15,765,597	454,541	16,231,388

Cash, beginning	465,791	11,250	—

Cash, ending	$16,231,388	$465,791	$16,231,388

Supplemental Cash Flow Disclosure:
Interest Paid	$4,326	$3,316	$7,642
Taxes Paid	—	—	—
Cash	536,514	465,791	536,514
Short term investments	15,694,874	—	15,694,874

Non Cash Transactions (Note 3)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders’ Equity
Balance at Inception	—	$—	$—	$—	$—	$—	$—
Balance June 30, 2005	11,267,726	11,268	1,755	(1,773)	—		11,250

Capital issued for financing	34,000,000	34,000	—	—	—	—	34,000
Forward split	45,267,726	45,267	(45,267)	—	—	—	—
Returned to treasury	(61,660,000)	(61,660)	61,660	—	—	—	—
Capital issued for financing	1,301,159	1,301	3,316,886		—	—	3,318,187
Capital issued for services	280,000	280	452,370	—	—	—	452,650
Capital issued for mineral properties	510,000	510	1,033,286	—	—	—	1,033,796
Fair value of warrants	—	—	—	—	444,002	—	444,002
Net Income (loss)	—	—	—	(1,874,462)	—	—	(1,874,462)

Balance June 30, 2006	30,966,611	30,966	4,820,690	(1,876,235)	444,002	—	3,419,423

Capital issued for financing	11,988,676	11,990	15,225,207	—	—	—	15,237,197
Capital issued for services	3,107,500	3,107	7,431,343	—	—	—	7,434,450
Capital issued for mineral properties	400,000	400	1,159,600	—	—	—	1,160,000
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Fair value of warrants	—	—	—	—	7,546,270	—	7,546,270
Stock based compensation	—	—	—	—	2,169,050	—	2,169,050
Foreign currency translation adjustment	—	—	—	—	—	8,412	8,412
Net Income (loss)	—	—	—	(15,669,889)	—	—	(15,669,889)

Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

1.

Basis of Presentation

a)

The Company, incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold, silver and precious metal properties. The consolidated financial statements of Paramount Gold Mining Corp. include the accounts of its wholly owned subsidiaries, Paramount Gold de Mexico S.A. de C.V. and Compania Minera Paramount SAC. On August 23, 2007 the Board of Directors and Stockholders approved the name to be changed from Paramount Gold Mining Corp. to Paramount Gold & Silver Corp.

These audited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s June 30, 2007 Annual Report on Form 10-KSB.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2007 and the consolidated results of operations and consolidated statements of cash flows for the year ended June 30, 2007.

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

c)

Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provision of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”, as it devotes substantially all of its efforts to acquiring and exploring mineral properties. It is industry practice that mining companies in the development stage are classified under Generally Accepted Accounting Principles as exploration stage companies. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration or development stage.

2.

Significant Accounting Policies

The consolidated financial statements are prepared by management in accordance with generally accepted accounting principles of the United States of America. The significant accounting policies followed by the Company are as follows:

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

2.

Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets including cash approximate carrying value due to the short-term maturity of the instruments.

Stock Based Compensation

The Company has adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2007, the Company’s only component of comprehensive income was foreign currency translation adjustments.

Long Term Assets

Mineral Properties

The Company has been in the exploration stage since its inception on March 29, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” The Company assesses the carrying cost for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated lie of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the exploration and upon future profitable production.

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

2.

Significant Accounting Policies (Continued)

Fixed Assets

Property and equipment are recorded at cost and are amortized over their estimated useful lives at the following annual rates, with half the rate being applied in the year of acquisition:

Computer equipment

30% declining balance

Equipment

20% declining balance

Furniture and fixtures

20% declining balance

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years; and accordingly is offset by a valuation allowance.

Foreign Currency Translation

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Mexican pesos and Peruvian Sols. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currencies of the Company’s wholly-owned subsidiaries are the Mexican Peso and Peruvian Sol. The financial statements of the subsidiaries are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations

Asset Retirement Obligation

The Company has adopted SFAS No. 143 “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognizable over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted-risk-free interest rate. To date, no material asset retirement obligation exists due to the early stage of the Company’s mineral exploration. Accordingly, no liability has been recorded.

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

2.

Significant Accounting Policies (Continued)

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not anticipate any material capital expenditures for environmental control facilities.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The basic and diluted EPS has been retroactively restated to take into effect the 2 for 1 stock split that occurred on July 11, 2005.

Concentration of Credit and Foreign Exchange Rate Risk

Financial instruments that potentially subject the Company to credit and foreign exchange risk consist principally of cash, deposited with a high quality credit institution and amounts receivable, mainly representing value added tax recoverable from a foreign government. Management does not believe that the Company is subject to significant credit or foreign exchange risk from these financial instruments

3.

Non-Cash Transactions

During the years ended June 30, 2007 and 2006, the Company entered into certain non-cash activities as follows:

	2007	2006
Financing Activities
Issuance of shares for consulting and geological services	$7,434,450	$452,650
Common shares issued for settlement of debt	105,580	—

Investing Activities
Common shares issued for mineral properties	1,160,000	1,660,150

During the year ended June 30, 2007 the Company issued 3,107,500 common shares (2006 – 280,000 common shares) in exchange for consulting and geological services rendered and to be rendered in subsequent periods at trading values ranging between $2.065 and $4.25 per share for total consideration of $7,434,450 (2006 - $452,650). $5,801,455 has been expensed as stock based compensation (2006 - $286,359), the remaining $1,632,995 is included in the prepaid expenses as at June 30, 2007 (2006 - $166,291).

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

3.

Non-Cash Transactions (Continued)

During the year ended June 30, 2007 the Company issued 39,691 common shares in settlement of a note payable in the amount of $105,580.

During the year ended June 30, 2007 the Company issued 400,000 common shares to Tara Gold Resources Corp. (formerly “American Stellar Energy Inc.”) in consideration of its option agreement for the San Miguel Groupings valued at $2.90 per share based on trading values at the date of issue for total consideration of $1,160,000. This amount was included in Mineral Properties at June 30, 2007.

4.

Capital Stock

Authorized capital stock consists of 100,000,000 common shares with par value of $0.001 each. Capital stock transactions of the Company during the year ended June 30, 2007 are summarized as follows:

i)

the Company issued 39,691 common shares at a price of $2.66 to a corporation controlled by a director of the Company in settlement of notes payable.

ii)

the Company issued 34,065 common shares at a price of $2.44 to a corporation controlled by a director of the Company in consideration for advances paid to the Company to fund operations.

iii)

the Company issued 384,615 restricted common shares for at a price of $2.60 per share for cash proceeds of $ 1,000,000.

iv)

the Company issued 450,000 units for cash proceeds of $900,000, of which $411,759 was allocated to contributed surplus. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $2.50 per common share expiring December 2008.

v)

the Company issued 721,500 units for cash proceeds of $1,443,000, of which $737,200 was allocated to contributed surplus. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $2.50 per common share expiring January 2009.

vi)

the Company issued 10,398,496 units for cash proceeds of $21,836,841, of which $6,397,311 was allocated to contributed surplus. Each unit consists of one common share of the Company and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $2.90 per share expiring March 2009.

vii)

the Company issued 3,107,500 common shares in exchange for services rendered and to be rendered in subsequent periods at trading values ranging between $2.065 and $4.25 per share for total consideration of $ 7,434,450.

viii)

the Company issued 400,000 common shares pursuant to its option agreement in the San Miguel Groupings property. The 400,000 shares valued at $2.90 per share based on the trading value of the stock at the date of issuance for a total consideration of $1,160,000.

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

4.

Capital Stock (Continued)

Warrants

The following share purchase warrants and agent compensation warrants were outstanding at June 30, 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
Warrants	4.77	117,750	0.93
Warrants	4.77	210,000	0.93
Warrants	2.50	1,171,500	1.58
Agent compensation warrants	2.10	623,909	1.75
Warrants	2.90	5,199,248	1.75
Outstanding and exercisable at June 30, 2007		7,322,407

During the year-ended June 30, 2006 the board of directors approved the issuance of warrants to purchase an aggregate of 327,750 share of the Company’s common stock. Such warrants are exercisable at $4.77 per share. The warrants vested immediately and expire on June 6, 2008.

During the year ended June 30, 2007 the Company issued 1,171,500 warrants pursuant to private placement agreements at an exercise price of $2.50.

During the year ended June 30, 2007 the Company also issued 5,199,248 warrants pursuant to private placement agreements at an exercise price of $2.90.

During the year ended June 30, 2007 the Company also issued 623,909 broker warrants to an agent in connection with the private financing at an exercise price of $2.10.

Investors in various private placements during the year received share purchase warrants for the purchase of 6,370,748 shares of common stock which were valued at $7,546,270. For the purposes of estimating the intrinsic fair value of each warrant as of the dates of the private placements, the Company used the Black Scholes option-pricing model. The Company estimated the fair value of the warrants assuming no expected dividends and the following assumptions:

	2007	2006
Risk free interest rate	4.68%	4.20%
Expected dividend yield	2 years	2 years
Expected stock price volatility	75%	80%
Expected life of options	0%	0%

5.

Related Party Transactions

During the year ended June 30, 2007, directors received payments on account of professional fees and reimbursement of expenses in the amount of $ 1,161,339 (2006: $ 69,709).

During the year ended June 30, 2007, 595,000 common shares were issued to directors. The shares issued to the directors were valued at fair market value on the dates of issuance for total value of $1,294,601.

During the year ended June 30, 2007, the Company made payments pursuant to a premises lease agreement with a corporation having a shareholder in common with a director of the Company (see Note 11).

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

5.

Related Party Transactions (Continued)

The above transactions were recorded at the exchange amount, which were amounts agreed to between the parties.

6.

Mineral Properties:

During the year ended June 30, 2007 the Company abandoned its interest in the Montecristo III and certain of the Andean Gold Alliance properties. The Company wrote off capitalized mineral property acquisition costs related to these properties in the amount of $1,471,049 (2006 - $Nil).

The Company has five mineral properties located within the Sierra Madre gold district, Mexico. The Company has capitalized acquisition costs on these mineral properties as follows:

	2007	2006
San Miguel Groupings	$2,418,832	$1,267,000
La Blanca	507,564	325,000
Santa Cruz	44,226	44,000
Andrea	20,000	20,000
Gissel	625	—
Cotaruse	10,000	—
Andean Gold Alliance	—	1,213,800
Montecristo III	—	63,000
	$3,001,247	$2,932,800

a.

Interest in San Miguel Groupings

The Company exercised its option to acquire a 70% interest in the San Miguel Groupings located near Temoris, Chihuahua, Mexico. The Company’s interest in the San Miguel Groupings increased as certain milestones were met as outlined in the table below:

Interest Earned	Cash Payment	Required Exploration Expenditures	Required Share Issuances
35%	$300,000	$ —	300,000
55%	$ —	$1,000,000	200,000
70%	$ —	$1,500,000	200,000

The Company is required to make an additional payment of $50,000 (or equivalent value of the Company’s shares) on every anniversary date of the agreement (being August 3, 2005).

To earn its 55% interest in the San Miguel Groupings, the Company spent $1,000,000 on exploration and development prior to February 3, 2007. To increase its interest to 70% the Company spent an additional $1,500,000 prior to February 3, 2008.

As at June 30, 2006, the Company made cash payments of $300,000 and issued 300,000 Rule 144 Restricted Common Shares thus giving the Company a 35% interest in the San Miguel Groupings. As of June 30, 2007, the Company expended more than $2,500,000 on exploration expenditures and issued an additional 400,000 shares at a value of $1,160,000, thereby earning its final 70% interest.

The agreement contains a standard dilution clause where if either participant’s interest has been diluted to under 20%, the interest will automatically convert into a 2% NSR and the agreement will become null and void. At any time the NSR can be reduced to 1% by either party in exchange for a $500,000 payment.

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

6.

Mineral Properties (Continued)

Upon earning a 70% interest in the San Miguel Groups, the Company is entitled to a 30% reimbursement of exploration expenditures from its joint venture partner, due 90 days from the date of approval of any exploration budget (See Note 14).

b.

La Blanca

During the year ended June 30, 2007, the Company renegotiated its agreement on the La Blanca mining concessions. It has an option to acquire a 100% in the La Blanca property located in Guazapares, Chihuahua, Mexico. Pursuant to the option agreement, payments of $180,000 have been made. Furthermore, the Company must pay a royalty of $1.00 for each ounce of gold or its equivalent. The Company must incur $500,000 in exploration expenses during the period ended December 31, 2008.

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

e.

Interest in Linda Property

On January 9, 2006 the Company and its newly formed Peruvian subsidiary, Compania Minera Paramount SAC, signed an Agreement with Minera ABX Exploraciones S.A. (“Minera ABX”), a subsidiary of Barrick Gold Corporation, to acquire a minimum 51% interest in the Linda property. The Linda property is an exploration project and there are no known reserves. The Linda property is located at 250 km to the South-South-East of the town of Ayacucho, District of Chipao, Province of Lucanas, Department of Ayacucho, Peru and is comprised of six mining concessions totaling 4,500 hectares. The agreement calls for a two-year work commitment including 6,000 metres of drilling, of which 2,000 meters is a firm commitment during the first year of the deal. Once the Company has completed the drill program, it will have acquired a 51% interest in the property and will remain the operator of the project as long as it maintains a majority interest

Minera ABX has been granted a back-in right to reach a 65% interest, exercisable at any time after the Company acquires its 51% interest in the property, if exploration work uncovers a gold resource greater than 2 million ounces. To earn its 65% interest, Minera ABX will reimburse the Company an amount equal to two times all exploration expenditures incurred by the Company and Minera ABX will become the operator of the project.

During the year ended June 30, 2007, the Company terminated its agreement with Minera ABX regarding the Linda Property.

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

7.

Fixed Assets

			Net Book Value
	Cost	Amortization	2007	2006
Computer equipment	$3,488	$1,139	$2,349	$2,051
Equipment	232,644	26,057	206,587	36,684
Furniture and fixtures	70,651	8,078	62,573	3,568
	306,783	35,274	271,509	42,303

During the year ended June 30, 2007, total additions to property, plant and equipment were $259,834 (2006- $46,949).

8.

Income Taxes

At June 30, 2007, the Company has unused tax loss carry forwards in the United States of $1,638,845 (2006 — $117,964) expiring between the years 2026 and 2027 which are available to reduce taxable income. As at June 30, 2007 the Company has unused tax loss carry forwards in Mexico and Peru of $7,952,736 (2006 - $1,465,253) which are available to reduce taxable income. The tax effect of the significant components within the Company’s deferred tax asset (liability) at June 30, 2007 was as follows:

	2007	2006
United States
Loss carry forwards	557,207	40,108
Property, plant and equipment	2,765	—
Share issuance costs	595,079	—
Mexico
Loss carry forwards	1,286,987	108,077
Property, plant and equipment	5,018	—
Peru
Loss carry forwards	1,098,834	331,499
Property, plant and equipment	2,801	1,394
Valuation allowance	(3,548,690)	(481,077)

Net deferred tax asset	0	(0)

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

8.

Income Taxes (Continued)

The income tax expense differs from the amounts computed by applying the statutory tax to pre-tax losses as a result of the following:

	2007				2006
	United States		Peru/Mexico		United States		Peru/Mexico
Net Operating Loss		9,185,950		6,483,939		404,341		1,469,889
Statutory Tax Rate		34%		30%		34%		30%
Effective Tax Rate		—		—		—		—
Expected recovery at statutory rates		3,123,223		1,945,182		137,476		440,970
Adjustments to benefits resulting from:
Depreciation		(8,219)		(1,937)		—		(1,394)
Stock based compensation		(2,766,510)		—		(97,368)		—
Share issue costs		168,606		—		—		—
(Unrecognized) benefits of non-capital losses		(517,100)		(1,943,245)		(40,108)		(439,576)
Income tax recovery	$	Nil	$	Nil	$	Nil	$	Nil

Potential benefit of net operating losses have not been recognized in these financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

9.

Recent Accounting Pronouncements

(i)

Fair value measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

(ii)

Employers accounting for defined benefit pension and other postretirement plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

9.

Recent Accounting Pronouncements (Continued)

Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(iii)

Accounting for servicing of financial assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.

Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(iv)

Accounting for certain hybrid instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(v)

Accounting for stock-based compensation:

In December 2004, the FASB revised SFAS No. 123R to require companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for a type of valuation model. The way an award is classified will affect the measurement of compensation cost. Liability-classified awards are re-measured to fair value at each balance sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value and the grant-date fair value is recognized over the requisite service period. Such awards are not subsequently re-measured.

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

9.

Recent Accounting Pronouncements (Continued)

In April 2005, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide additional guidance regarding the application of SFAS 123R. SAB107 permits registrants to choose an appropriate valuation technique or model to estimate to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Based upon SEC rules issued in April 2005, SFAS 123R is effective for fiscal years that begin after June 15, 2005 and will be adopted by the Company effective April 1, 2006. Additionally, SAB 107 discussed disclosures to be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports. The Company has not yet determined the effect of this new standard on its consolidated financial position and results of operations.

(vi)

Accounting for non-monetary transactions:

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, that amends APB Opinion No. 27, Accounting for Non-monetary Transactions. The new standard requires non-monetary exchanges to be accounted for at fair value, recognizing any gains or loss, if the transactions meet a commercial substance criterion and fair value is determinable. The amendment will be effective for non-monetary transactions occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position and results of operations.

10.

Segmented Information

Segmented information has been compiled based on the geographic regions that the Company has acquired mineral properties and performs its exploration activities.

Loss for the year by geographical segment for the year ended June 30, 2007:

	United States	Peru	Mexico	Total
Interest income	$223,150	$—	$45,455	$268,605

Expenses:
Exploration	23,882	1,127,163	3,208,261	4,359,306
Professional fees	542,724	5,584	59,753	608,061
Travel and lodging	118,487	2,578	—	121,065
Geologist fees and expenses	—	16,306	495,836	512,142
Corporate communications	228,833	—	—	228,833
Marketing	89,254	42	—	89,296
Office and administration	98,627	124,445	10,469	233,541
Interest and service charges	2,874	65	1,387	4,326
Insurance	55,762	—	—	55,762
Amortization	24,173	6,107	349	30,629
Rent	93,864	—	—	93,864
Miscellaneous	(6,175)	—	—	(6,175)
Stock based compensation	8,136,795	—	—	8,136,795
Write-down of mineral properties	—	1,271,600	199,449	1,471,049
Total Expenses	9,409,100	2,553,890	3,975,504	15,938,494
Net loss	(9,185,950)	(2,553,890)	(3,930,049)	(15,669,889)

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

10.

Segmented Information (Continued)

Loss for the year by geographical segment for the year ended June 30, 2006:

	United States	Peru	Mexico	Total
Interest income	$6,860	$—	$—	$6,860

Expenses:
Exploration	—	372,040	161,576	533,616
Professional fees	168,865	16,834	20,006	205,705
Travel and lodging	20,690	41,388	15,049	77,127
Geologist fees and expenses	—	379,505	144,904	524,409
Corporate communications	118,461	—	—	118,461
Consulting fees	—	299,877	—	299,877
Marketing	73,101	—	—	73,101
Office and administration	25,865	—	9,011	34,876
Interest and service charges	4,441	—	163	4,604
Insurance	—	—	4,900	4,900
Amortization	—	—	4,646	4,646
Total expenses	411,423	1,109,644	360,255	1,881,322
Net loss	$404,563	$1,109,644	$360,255	$1,874,462

Assets by geographical segent:

	United States	Peru	Mexico	Total

June 30, 2007
Mineral properties	—	10,000	2,991,246	3,001,246
Equipment	64,922	141,392	65,195	271,509

June 30, 2006
Mineral properties	—	1,281,600	1,651,200	2,932,800
Equipment	—	42,303	—	42,303

11.

Employee Stock Option Plan

On October 31, 2006 the Company approved the 2006/07 Stock Incentive and Compensation Plan and set aside 2,000,000 shares of common stock for that purpose. The plan has been filed under regulation S-8 of the Securities and Exchange Commission Act. Pursuant to the plan, 380,000 shares were issued to employees and 1,620,000 stock options were issued to employees, granted with a strike price of fair market value, vesting immediately.

Changes in the Company’s stock options for the year ended June 30, 2007 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of year	—	—
Granted	1,620,000	$2.24
Cancelled	—	—
Balance, end of year	1,620,000	$2.24

At June 30, 2007, there were 1,620,000 exercisable options outstanding.

PARAMOUNT GOLD MINING CORP.

(AN EXPLORATION STAGE MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2007

(EXPRESSED IN UNITED STATES DOLLARS, UNLESS OTHERWISE STATED)

11.

Employee Stock Option Plan (Continued)

Stock Based Compensation

The Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used:

2007
Risk free interest rate	4.45%
Expected dividend yield	0%
Expected stock price volatility	75%
Expected life of options	2 to 5 years

The grant-date fair value of options granted during the year ended June 30, 2007 was between $2.06-2.37

Total stock-based compensation related to the issuance of options for the year ended June 30, 2007 was $2,169,050.

12.

Commitments

Premises Lease

By a lease agreement dated July 6, 2006, with a company having a shareholder in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration:

2008	$76,387
2009	83,127

$159,514

13.

Subsequent Events

On August 23, 2007, the board and shareholders approved the 2007/08 Stock Incentive & Compensation Plan thereby reserving 4,000,000 common shares for issuance to employees, directors and consultants. On August 23, 2007 the Board of Directors granted 1,390,000 common stock options to directors and officers exercisable immediately at $2.42 each for a term of five years.

On August 23, 2007 the board and shareholders approved the name to be changed from Paramount Gold Mining Corp. to Paramount Gold & Silver Corp.

14.

Unrecorded Amounts Receivable

The Company has not recorded amounts receivable from Tara Gold Resources Corp. (formerly “American Stellar Energy”) on account of its share of expenditures on the San Miguel project. As at June 30, 2007 the Company is entitled to reimbursement of $572,981. As collection is not reasonably assured, the Company has not recognized any recovery. The amount will be recorded as a recovery of exploration expenditures in the period received.