Form 10-Q
period 2007-09-30
PARAMOUNT GOLD & SILVER CORP.
filed 2007-11-13
CIK 1342854

FORM 10-Q

______________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

______________

Paramount Gold and Silver Corp.

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

Large Accelerated Filer _____ Accelerated Filer ________ Non-accelerated Filer ___X___

Indicate by check make whether the registrant is a shell company Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

46,766,000 shares of Common Stock, .001 par value as of October 31, 2007

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as at September 30, (unaudited) and June 30, 2007 (audited)

Statement of Operations for the Three Months Ended September 30, 2007 and for the Three Months Ended
September 30, 2006 (unaudited) and Cumulative since inception, (March 29, 2005) to September 30, 2007

Statements of Cash Flows for the Three Months Ended September 30, 2007 and September 30, 2006 and
Cumulative Since Inception September 30, 2007 (unaudited)

Statement of Stockholders’ Equity for the Three Months Ended March 31, 2007 (unaudited)

Notes to Interim Financial Statements as of September 30, 2007 (unaudited)

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3

Controls and Procedures

PART II. – OTHER INFORMATION

Item 1

Legal Proceedings

Item 1A

Risk Factors

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults upon senior securities

Item 4

Submission of matters to a vote of security holders

Item 5

Other information

Item 6

Exhibits

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

MANAGEMENT’S RESPONSIBILITY FOR
CONSOLIDATED FINANCIAL STATEMENTS

To the shareholders of Paramount Gold and Silver Corp. (An Exploration Stage Mining Company)

The consolidated financial statements and the notes thereto are the responsibility of the management of Paramount Gold and Silver Corp. (an exploration stage mining company). These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management has developed and maintained a system of internal controls to provide reasonable assurance that all assets are safeguarded and to facilitate the preparation of relevant, reliable and timely financial information.

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control.

“Christopher Crupi”

Christopher Crupi, CA

CEO

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Consolidated Balance Sheets

 (Expressed in United States dollars, unless otherwise stated)

	As at September 30, 2007	As at June 30, 2007
	(Unaudited)	(Audited)
Assets

Current Assets

Cash and cash equivalents	$13,185,040	$16,231,388
Amounts receivable (Note 13)	1,191,404	944,069
Prepaid and deposits	1,367,694	1,741,625
	15,744,138	18,917,082

Long Term Assets

Mineral properties (Note 6)	3,051,247	3,001,247
Fixed assets (Note 7)	337,067	271,509
	3,388,314	3,272,756
	$19,132,451	$22,189,838

Liabilities and Shareholders’ Equity

Liabilities

Current Liabilities

Accounts payable	$1,391,162	$779,345

Shareholders’ Equity

Capital stock (Note 4)	46,646	46,502
Additional paid in capital	29,120,990	28,742,381
Contributed surplus	12,582,853	10,159,322
Deficit accumulated during the exploration stage	(24,024,111)	(17,546,124)
Cumulative translation adjustment	14,912	8,412
	17,741,289	21,410,493

	$19,132,451	$22,189,838

Commitments (Note 11) Subsequent Events (Note 12)

Signed on behalf of the Directors:

“Chris Crupi”

“Charles William Reed”

Director

Director

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Consolidated Statements of Operations (Unaudited)

 (Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2007	For the Period Ended September 30, 2006	Cumulative Since Inception on March 29, 2005 to September 30, 2007
Interest Income	$185,062	$178	$460,527
Expenses:

Incorporation Costs	—	—	1,773
Exploration	2,048,446	956,484	6,941,368
Professional Fees	266,883	16,292	1,080,649
Travel & Lodging	79,137	6,527	277,329
Geologist Fees & Expenses	80,194	186,372	1,116,745
Corporate Communications	207,066	33,253	554,360
Consulting Fees	48,508	562,399	348,385
Stock Based Compensation	3,590,907	—	11,727,702
Marketing	228,458	17,311	390,855
Office & Administration	76,889	11,079	345,306
Interest & Service Charges	2,355	56,213	11,285
Insurance	11,502	—	72,164
Amortization	20,314	5,105	55,589
Occupancy	19,761	5,548	113,625
Miscellaneous	(17,371)	2,669	(23,546)
Write –down of mineral property	—	—	1,471,049
Total Expense	6,663,049	1,859,251	24,484,638
Net Loss	6,477,987	1,859,073	24,024,111
Deficit, beginning	17,546,124	1,876,235	—
Deficit, ending	$24,024,111	$3,735,308	$24,024,111

Basic & diluted loss per common share	$0.14	$0.06

Weighted average number of common shares used in per share calculation	46,156,154	31,312,861

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Consolidated Statements of Cash Flows

(Unaudited)

 (Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2007	For the Period Ended September 30, 2006	Cumulative Since Inception to September 30, 2007
Operating Activities:

Net Loss	$(6,477,987)	$(1,859,073)	$(24,184,938)
Adjustment for:
Amortization	20,314	5,105	55,589
Stock based compensation	3,590,907	—	12,105,265
Write-down of mineral properties	—	—	1,481,049
Shares issued for consulting services	—	719,148	—
Shares issued for prepaid expenses	—	1,692,702	—
(Increase) Decrease in accounts receivable	(247,335)	(315,728)	(1,191,404)
(Increase) Decrease in prepaid expenses	(501,691)	(1,703,049)	(485,319)
Increase (Decrease) in accounts payable	611,817	501,266	1,391,162

Cash used in Operating Activities	(3,003,975)	(959,629)	(10,828,596)

Investing Activities:

Purchase of Mineral Properties	50,000	(153,300)	(1,884,495)
Purchase of Equipment	(85,873)	(120,300)	(392,677)

Cash used in Investing Activities	(35,873)	(273,300)	(2,227,172)

Financing Activities:
Increase (decrease) in demand notes payable	—	(205,580)	105,580
Issuance of capital stock	—	1,188,697	26,146,904

Cash from Financing Activities:	—	983,117	26,252,484

Effect of exchange rate changes on cash	(6,500)	—	(11,676)

Increase (Decrease) in Cash	(3,046,348)	(249,812)	13,185,040
Cash, beginning	16,231,388	465,791	—

Cash, ending	$13,185,040	$215,983	$13,185,040

Supplemental Cash Flow Disclosure:
Interest Received	$185,062	$178	$7,642
Taxes Paid	—	—	—
Cash	135,498	215,983	536,514
Short term investments	13,049,542	—	15,694,874
Non Cash Transactions (Note 3)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at Inception	—	$—	$—	$—	$—	$—	$—
Balance June 30, 2005	11,267,726	11,268	1,755	(1,773)	—		11,250

Capital issued for financing	34,000,000	34,000	—	—	—	—	34,000
Forward split	45,267,726	45,267	(45,267)	—	—	—	—
Returned to treasury	(61,660,000)	(61,660)	61,600	—	—	—	—
Capital issued for financing	1,301,159	1,301	3,316,886		—	—	3,318,187
Capital issued for services	280,000	280	452,370	—	—	—	452,650
Capital issued for mineral properties	510,000	510	1,033,286	—	—	—	1,033,796
Fair value of warrants	—	—	—	—	444,002	—	444,002
Net Income (loss)	—	—	—	(1,874,462)	—	—	(1,874,462)
Balance June 30, 2006	30,966,611	30,966	4,820,690	(1,876,235)	444,002	—	3,419,423

Capital issued for financing	11,988,676	11,990	15,225,207	—	—	—	15,237,197
Capital issued for services	3,107,500	3,107	7,431,343	—	—	—	7,434,450
Capital issued for mineral properties	400,000	400	1,159,600	—	—	—	1,160,000
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Fair value of warrants	—	—	—	—	7,546,270	—	7,546,270
Stock based compensation	—	—	—	—	2,169,050	—	2,169,050
Foreign currency translation adjustment	—	—	—	—	—	8,412	8,412
Net Income (loss)	—	—	—	(15,669,889)	—	—	(15,679,889)
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493
Capital issued for services	125,000	125	328,627	—	—	—	328,752
Capital issued for mineral properties	18,519	19	49,982	—	—	—	50,000
Stock based compensation	—	—	—	—	2,423,531	—	2,423,531
Foreign currency translation adjustment	—	—	—	—	—	6,500	6,500
Net Income (loss)	—	—	—	(6,477,987)	—	—	(6,477,987)
Balance at September 30, 2007	46,645,997	46,646	29,120,990	(24,024,111)	12,582,853	14,912	17,741,289

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

1.

Basis of Presentation:

a)

The Company, incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold, silver and precious metal properties. The Consolidated financial statements of Paramount Gold & Silver Corp. include the accounts of its wholly owned subsidiaries, Paramount Gold de Mexico S.A. de C.V. and Compania Minera Paramount SAC. On August 23, 2007 the board and shareholders approved the name to be changed from Paramount Gold Mining Corp. to Paramount Gold & Silver Corp.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s consolidated financial statements filed as part of the Company’s September 30, 2007 Quarterly Report on Form 10-Q.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2007 and the consolidated results of operations and consolidated statements of cash flows for the period ended September 30, 2007.

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

c)

Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provision of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”, as it were devoting substantially all of its efforts to acquiring and exploring mineral properties. It is industry practice that mining companies in the development stage are classified under Generally Accepted Accounting Principles as exploration stage companies. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration or development stage.

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

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

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

Fixed Assets

Property and equipment are recorded at cost and are amortized over their estimated useful lives at the following annual rates, with half the rate being applied in the year of acquisition:

Computer equipment

30% declining balance

Equipment

20% declining balance

Furniture and fixtures

20% declining balance

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

2.

Principal Accounting Policies (Continued)

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

The functional currencies of the Company’s wholly-owned subsidiaries are the Mexican peso and Peruvian sol. The financial statements of the subsidiaries are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

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

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

2.

Principal Accounting Policies (Continued)

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

3.

Non-Cash Transactions:

During the last period ended September 30, 2007, the company entered into certain non-cash activities as follows:

The company issued 125,000 common shares in exchange of geological services rendered or to be rendered in subsequent periods at a trading value of $ 2.63 for a total consideration of $ 328,750, $ 4,505 has been expensed as stock based compensation the remaining $ 324,245 is included in prepaids and deposits.

The company issued 18,519 common shares as payment on the San Miguel property, share issuance was recorded at a trading value of $2.70 for total considerations of $50,000.

The company also recorded $ 1,162,871 of stock based compensation, for services rendered. Share issuance was recorded in the prior year.

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

4.

Capital Stock:

Authorized capital stock consists of 100,000,000 common shares with par value of $0.001 each. Capital stock transactions of the Company during the period ended September 30, 2007 are summarized as follows:

The company issued 125,000 common shares in exchange of geological services rendered or to be rendered in subsequent periods at a trading value of $ 2.63 for a total consideration of $ 328,750, $ 4,505 has been expensed as stock based compensation the remaining $ 324,245 is included in prepaids and deposits.

The company issued 18,519 common shares as payment on the San Miguel property, share issuance was recorded at a trading value of $2.70 for total consideration of $50,000.

The following share purchase warrants and agent compensation warrants were outstanding at June 30, 2007:

	Exercise Price	Number of Warrants	Remaining Contractual Life (Years)
Warrants	4.77	117,750	0.68
Warrants	4.77	210,000	0.68
Warrants	2.50	1,171,500	1.33
Agent compensation warrants	2.10	623,909	1.50
Warrants	2.90	5,199,248	1.50
Outstanding and exercisable at September 30, 2007		7,322,407

	September 30, 2007	June 30, 2007
Risk free interest rate	4.68%	4.68%
Expected dividend yield	2 years	2 years
Expected stock price volatility	75%	75%
Expected life of options	0%	0%

5.

Related Party Transactions:

During the period ended September 30, 2007, directors received payments on account of professional fees and reimbursement of expenses in the amount of $ 83,158 (June 30, 2007: $ 69,709).

During the period ended September 30, 2007 the company made payments pursuant to a premises lease agreement with a corporation having a shareholder in common with a director of the company (see Note 11).

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

6.

Mineral Properties:

The Company has six mineral properties located within Sierra Madre gold district, Mexico. The Company has capitalized acquisition costs on these mineral properties as follows:

	September 30, 2007	June 30, 2007
San Miguel Groupings	$2,468,832	$2,418,832
La Blanca	507,564	507,564
Santa Cruz	44,226	44,226
Andrea	20,000	20,000
Gissel	625	625
Cotaruse	10,000	10,000
	$3,051,247	$3,001,247

a.

Interest in San Miguel Groupings

The Company has exercised its option to acquire up to a 70% interest in the San Miguel Groupings located in near Temoris, Chihuahua, Mexico. The Company’s interest in the San Miguel Groupings increased as certain milestones were met as outlined in the table below:

Interest Earned	Cash Payment	Required Exploration Expenditures	Required Share Issuances
35%	$300,000	$—	300,000
55%	$—	$1,000,000	200,000
70%	$—	$1,500,000	200,000

The Company is required to make an additional payment of $50,000 (or equivalent value of the Company’s shares) on every anniversary date of the agreement (being August 3, 2005). The company issued 18,519 common shares as payment on the San Miguel property, share issuance was recorded at a trading value of $2.70 for total considerations of $50,000.

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

Upon earning a 70% interest in the San Miguel Groups, the Company is entitled to a 30% reimbursement of exploration expenditures from its joint venture partner, due 90 days from the date of approval of any exploration budget.

c.

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

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

6.

Mineral Properties:

d.

Santa Cruz

The Company has a 70% interest in the Santa Cruz mining concession located adjacent to the San Miguel Groupings. The terms of the agreement called for payments of $50,000 prior to March 7, 2006 and all required payments were made by the Company. The option also includes a 3% NSR payable to optioner.

e.

Andrea

The Company acquired the Andrea mining concession located in the Guazapares mining district in Chihuahua, Mexico for a cost of $20,000.

7.

Fixed Assets:

		Accumulated	Net Book Value
	Cost	Amortization	September 30, 2007	June 30, 2007

Property and Equipment	$392,656	$55,590	$337,067	$271,509

During the period ended September 30, 2007, total additions to property, plant and equipment were $36,103 (June 30, 2007 - $259,834).

8.

Recent Accounting Pronouncements:

(i)

Fair value measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

8.

Recent Accounting Pronouncements: (Continued)

(ii)

Employers accounting for defined benefit pension and other postretirement plans

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending December 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

(iii)

Accounting for servicing of financial assets

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.

Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

(iv)

Accounting for certain hybrid instruments

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

8.

Recent Accounting Pronouncements: (Continued)

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

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

9.

Segmented Information:

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities.

Loss for the year by geographical segment for the period ended September 30, 2007:

	United States	Peru	Mexico	Total
Interest income	$184,919	$—	$143	$185,062

Expenses:
Exploration	(423,314)	144,798	2,326,962	2,048,446
Professional fees	266,467	—	416	266,883
Travel and lodging	79,137	—	—	79,137
Geologist fees and expenses	80,194	—	—	80,194
Corporate communications	207,066	—	—	207,066
Consulting fees	48,508	—	—	48,508
Marketing	228,458	—	—	228,458
Office and administration	76,150	—	739	76,889
Interest and service charges	1,705	—	651	2,356
Insurance	8,476	—	3,025	11,501
Amortization	—	—	20,314	20,314
Rent	19,761	—	—	19,761
Miscellaneous	(17,371)	—	—	(17,371)
Stock based compensation	3,590,907	—	—	3,590,907
Total Expenses	4,166,144	144,798	2,352,107	6,663,049
Net loss	3,981,225	144,798	2,351,964	6,477,987

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

9.

Segmented Information: (Continued)

Loss for the year by geographical segment for the period ended September 30, 2006:

	United States	Peru	Mexico	Total
Interest income	$178	$—	$—	$178
Expenses:

Exploration	—	146,039	810,445	956,484
Professional fees	5,222	5,584	5,485	16,292
Travel and lodging	3,949	2,578	—	6,527
Geologist fees and expenses	—	—	186,372	186,372
Corporate communications	33,253	—	—	33,253
Consulting fees	562,357	42	—	562,399
Marketing	17,311	—	—	17,311
Office and administration	3,715	2,684	4,680	11,079
Interest and service charges	801	—	—	801
Insurance	55,412	—	—	55,412
Amortization	3,182	1,923	—	5,105
Rent	5,548	—	—	5,548
Miscellaneous	2,669	—	—	2,669

Total expenses	693,419	158,850	1,006,982	1,859,251

Net loss	$693,241	$158,850	$1,006,982	$1,859,073

Assets by geographical segment:

	United States	Peru	Mexico	Total

September 30, 2007
Mineral properties	50,625	10,000	2,990,622	3,051,247
Equipment	140,157	101,007	95,903	337,067

September 30, 2006
Mineral properties	—	1,507,000	1,578,800	3,085,800
Equipment	—	100,598	56,900	157,498

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

10.

Employee Stock Option Plan:

On August 23, 2007, the board and shareholders approved the 2007/08 Stock Incentive & Compensation Plan thereby reserving 4,000,000 common shares for issuance to employees, directors and consultants. On August 23, 2007, the board of directors granted 1,615,000 common stock options to directors and officers exercisable immediately at $2.42 each for a term of five years.

On September 26, 2007, the board of directors granted 62,500 common stock options to consultants exercisable at a price of $2.50, vesting on April 1, 2008, exercisable until September 30, 2009.

On September 26, 2007, the board of directors granted 150,000 common stock options to consultants exercisable immediately at a price of $3.15 each for a term of two years.

Changes in the Company’s stock options for the period ended September 30, 2007 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of period	1,620,000	$2.24
Granted	1,615,000	$2.42
Granted	62,500	$2.50
Granted	150,000	$3.15
Expired	(60,000)	$2.37
Balance, end of period	3,387,500	$2.41

At September 30, 2007, there were 3,387,500 exercisable options outstanding.

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

	September 30, 2007	June 30, 2007
Risk free interest rate	4.36%	$4.45%
Expected dividend yield	0%	$0%
Expected stock price volatility	64	$75%
Expected life of options	2 to 5 years	$2 to 5 years

The grant-date fair value of options granted during the period ended September 30, 2007 was between $2.42 to $3.15.

Total stock-based compensation related to the issuance of options for the period ended September 30, 2007 was $ 2,423,531.

PARAMOUNT GOLD AND SILVER CORP.

(Formerly “Paramount Gold Mining Corp.”)

 (An Exploration Stage Mining Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the Period Ended September 30, 2007

 (Expressed in United States dollars, unless otherwise stated)

11.

Commitments:

Premises Lease

By a lease agreement dated July 6, 2006, with a company having a shareholder in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration:

2008	$ 76,387
2009	83,127

$ 159,514

12.

Subsequent Events:

Subsequent to September 30, 2007, the Company issued 1,000,000 units for cash proceeds of $2,420,550. Each unit consists of one common share of the Company and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $3.25 per share exercisable for a period of two years of issuance. The transaction closed on November 6, 2007.

13.

Unrecorded Accounts Receivable

The Company has not recorded amounts receivable from Tara Gold Resources Corp. (formerly “American Stellar Energy”) on account of its share of expenditures on the San Miguel project. As at September 30, 2007 the Company is entitled to reimbursement of $ 1,263,181. As collection is not reasonably assured, the Company has not recognized any recovery. The amount will be recorded as a recovery of exploration expenditures in the period received.

Item 1A.

ISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-KSB for the period ended June 30, 2007.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Background

We are an exploration stage mining company which has as its core business, precious metals exploration. Our primary focus is the San Miguel Groupings property in Mexico. We no longer view the Andean Gold Alliance with Teck Cominco Limited which consisted of 21 properties in Argentina, Chile and Peru as a viable project for us. There is no assurance that a commercially viable mineral deposit exists on the San Miguel Groupings, further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Paramount does not expect to generate revenues from the San Miguel project in the next two years. Further, it is not Paramount’s objective to enter the mine management business, but rather hopes to identify a resource that will enable them to attract a larger company to partner with who has experience developing and managing a mine.

Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high of $806 per ounce in early November 2007. Silver prices have experienced similar price increases from a low of approximately $4.25 per ounce to a high of $14.80 in November 2007. Much of the price increase during this period appears to be related to the fall in the value of the US dollar against other major foreign currencies. Assuming that this trend continues and management’s drilling program expands, we believe that we will be able to identify a mining partner in the next fiscal year.

To date, we have been dependent upon private financings to operate our business to date and conduct our drilling operations.

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations.

Our Operations:

Property Description and Location

San Miguel Groupings.

Our primary focus is the further exploration of our holdings within the San Miguel groupings in Mexico.

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

We have identified 12 distinct drilling areas within the San Miguel groupings including:

Montecristo

La Union-San Luis

San Antonia

La Union-South Area

La Union-North Area

San Jose

San Luis

San Antonio

El Carmen

Veronica

San Miguel-Empalme

Guadalupe-San Juan

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

Recent Drilling Results

The trench results at La Veronica compare very well with earlier trenches from other zones. More importantly, these results continue to infill this zone that possibly extends the total strike length about 2,000 meters to the north from San Antonio. Drilling and trench results at La Union, San Jose, San Luis, San Antonio, Santa Clara and La Veronica have now identified a mineralized zone of approximately 5.7 kilometers (5,700 meters) and it remains open in all directions.

The trenches are excavated to a depth of 2-3 meters and extend from west to east across the quartz veins and stockwork quartz veins that host silver and gold mineralization in the Guazapares mining district. The trenches are cut through thin overburden to better define drill targets and were spaced approximately 50 to 75 meters apart. The geology of the trenches is mapped in detail and continuous rock chip samples are collected from the trench walls. In altered areas of the trench, continuous rock chip samples of no more than one meter in length are collected. Elsewhere, samples are still collected, but sample lengths can be more than one meter.

Drill holes SA-41 to SA-43 are step out holes to the west of the San Antonio mineralized structure, and SA-44 and SA-45 are infill drill holes in the stockwork mineralization between the San Antonio and El Carmen structures. Hole SA-46 was drilled to test the down-dip extension of part of the San Antonio structure. Holes SA-47, SA-48, SA-49, SA-50, and SA-51 were drilled to test the on-strike continuity of various segments of the San Antonio-El Carmen mineralized zone. SA-52 and SA-53 were drilled to test a new zone, El Carmen North. Trench TSA-23 was done to test the continuity of the El Carmen mineralized structure in the north.

Drill hole SA-29 was designed to test the on-strike continuity of the El Carmen mineralized structure to the north and Hole SA-30 was an infill hole in the south end of San Antonio structure. Holes SA-31 to SA-36 were drilled to test the northwest extension of the San Luis structure, a parallel vein system southwest of the San Antonio zone. SA-37 and SA-38 were planned to test the southeast extension of the San Antonio structure. SA-39 and SA-40 were drilled to test the stockwork mineralization west of the San Antonio mineralized structure.

Assay results from the first ten drill holes in the La Veronica area of our San Miguel project in the Guazapares Mining District, Mexico. These holes, LV-01 to LV-10, are 1.4 to 1.8 kilometers northwest along strike from the El Carmen - San Antonio area. They were drilled to test a new area of old workings and attractive surface geochemistry. The assay results confirm that mineralization persists for at least 70 meters below the surface exposures.

Assay results from an additional seven drill holes in the La Veronica area of its San Miguel project in the Guazapares Mining District, Mexico represent a step-out drilling to the northwest along the La Veronica vein system. This drilling program extends the tested strike length of the veins for an additional 350 meters from the first ten drill holes. As is the case with the rest of the La Veronica structure, analysis of the geology and the precious metal distribution in these new drill holes will lead to follow-up drilling down-dip and lateral to the higher grade areas.

Following is a brief summary of our most recent drilling results from La Veronica.

Hole	True Width	Gold	Silver	Gold Equivalent
Number	Meters	grams/ton	grams/ton	grams/ton
LV-11	0.87	0.71	114.00	2.61
LV-12	1.64	0.00	189.00	3.15
LV-13	13.00	0.05	65.00	1.13
LV-14	4.33	0.08	165.00	2.83
LV-18	1.53	0.00	128.00	2.13
LV-24	3.03	0.73	70.00	1.91

Andean Gold Alliance – South America

On May 11, 2006 we signed an agreement to create the Andean Gold Alliance (“AGA”) with Teck Cominco Limited (TSX: TEK) (“Teck Cominco”) and its subsidiaries in Chile, Peru and Argentina. The AGA, initially consisting of 21 properties (10 in Argentina, 7 in Chile and 4 in Peru), and was designed to create a strategic alliance between Paramount and Teck Cominco for gold exploration in these three countries.

Since executing the agreement, we focused our efforts on three separate projects:

•

Linda Property - Peru

•

Cotaruse Property- Peru

•

Santos Project-Peru

Exploratory results on each of these properties were not favorable and we have relinquished our interests in these properties and terminated the AGA effective October 31, 2007.

Financings:

Our operations to date have been funded by equity investment. Most of our equity funding has come from a private placement of our securities which we closed on March 30, 2007 in the amount of $21,836,841. The financing consisted of the sale of 10,398,496 units (the “Units”) at a price of $2.10 per Unit (the “Issue Price”). Each unit was comprised of one share of Common Stock and one-half of one common stock purchase warrant of the Company. Each whole Warrant shall entitle the holder thereof to acquire one share of common stock in the capital of the Company (a “Warrant Share”) at an exercise price of $2.90 for 24 months following the closing date of the offering.

Comparison of Operating Results for the Three Months ended September 30, 2007 to the Three Months Ended September 30, 2006

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities. Interest income for the three months ended September 30, 2007 as compared to the comparable period in 2006 was $185,062 as compared to $178. The interest income has been generated as a result of our recent financings. Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes. Unless we receive additional funds from the exercise of outstanding options, we anticipate that our interest income will decline as our cash reserves will diminish as we expand our exploratory activities.

Operating Expenses

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 we incurred expenses of $6,663,049 as compared to $1,859,251. There were two primary reasons for our 258% increase in operating costs:

•

The expansion of our drilling program; and

•

Expenses incurred as a result of stock based compensation

Specifically, exploration costs were $2,048,446 as compared to $956,484, an increase of approximately 114%. Stock based compensation totaled $3,590,907 during this last quarter while we did not incur any similar expense during the comparable period in 2006.

Exploratory costs increased by nearly $1.1 million as we focused our drilling program on the San Miguel properties. While we recognized the potential for deposits of silver and gold in 2006, management did not have the resources to devote significant efforts to drilling operations. We have reduced our geology fees and expenses from $186,372 to $80,194 primarily because we are now more focused on drilling activities and the use of in-house staff to satisfy a portion of our geological analysis.

We have also reduced costs and expenses in connection with interest expenses declining from $56,213 to $2,355, and have reduced consulting fees from $562,399 to $48,508. These savings were offset by the following expenditures:

•

Corporate communication fees increased from $33,253 to $207,066;

•

Professional fees increased from $16,292 to $266,883;

•

Marketing fees increased from $17,311 to $228,458; and

•

Stock based compensation totaled $3,590,907 while we had no such offsetting expense in the comparable period during 2006

Market awareness and investor relations have been a critical component of our business strategy with our listing on the American Stock Exchange and the Toronto Stock Exchange and we expect that these fees will continue in the future.

The significant increase in professional fees is the result of professional services we have incurred in connection with our listing on the American Stock Exchange, Toronto Stock Exchange, accounting fees, general corporate and securities legal fees and related professional services. We expect that these fees will continue in the future. However, we believe that we will see a reduction in these costs and expenses in subsequent quarters.

Marketing fees, like our corporate communication fees have increased as our operations have expanded and will likely continue at or near its current level in subsequent quarters.

Stock based compensation has proven to be an attractive means to compensate some of our key employees, directors and consultants. Management believes that by utilizing the Company’s common stock as incentive for quality work, the return on its investment will in the long run, be more beneficial to the Company than simply cash compensation. Of the $3,590,907 which we reported as equity based compensation, a total of $1,162,871 represented stock earned during this last fiscal quarter that was previously accounted for as prepaid expenses. (See Footnote 3 for additional information regarding stock based compensation.

Net Income (loss)

Our Net Loss for the three months ended September 30, 2007 was $(6,477,987) as compared to a Net Loss of $(1,859,073), and increase of $ 4,618,914. Our Net Loss per Share was $ (0.14) as compared to a Net Loss per Share of $(0.06). For the comparable periods in 2006. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we anticipate that we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

As of September 30, 2007, we had cash totaling $13,185,040 as compared to $16,231,388 as of June 30, 2007. This decline of approximately $3,046,000 is directly attributable to increased costs associated with our expanding drilling operations and general overhead. Amounts receivable totaled $1,191,044 as compared to $944,069 and prepaid expenses and deposits were $1,367,694 as compared to $1,741,625. Total current assets were $15,744,138 as compared to $18,917,082.

Our long term assets at September 30, 2007 were $3,388,314 as compared to $3,272,756 as of June 30, 2007. Long term assets consist of the six mineral properties located within the Sierra Madre gold district in Mexico which we valued at $3,051,247. The Company has capitalized the acquisition costs of these properties. Capitalized costs associated with the Andean Gold Alliance which totaled $1,213,800 and capitalized costs associated with the Montecristo III of $126,000 have been written off. We also have fixed assets consisting of property and equipment totaling $337,067 as compared to $271,509 as of June 30, 2007.

 Total assets at September 30, 2007 were $19,132,451 as compared to $22,189,838 as of June 30, 2007. This represents a decline of approximately 14% which is attributable to the increased costs we have incurred in connection with our expanding drilling operations.

Our current liabilities as of September 30, 2007 totaled $1,391,162 as compared to $779,345, at June 30, 2007. The 78% increase in our accounts payable is attributable to our expanding drilling program.

 We have a working capital surplus (current assets less current liabilities) of $14,352,976 as compared to a working capital surplus of $18,137,737, representing a decline of approximately 21%. We anticipate that we will be able to meet our currently existing ongoing contractual commitments for any property or mineral rights and have sufficient financial resources to fund our ongoing exploration and geological endeavors.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On November 6, 2007, the Company completed a private placement financing in the amount of $2.4 million. The Company sold 1,000,000 units of its securities in this financing, each unit consisting of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $3.25 per share for a period of two years. The securities were sold in Reliance on Regulation S of the Securities Act to a single investor. The Company paid a commission of 6% ($144,000) to Westmont Capital of Geneva, Switzerland and a bonus to Daniel Hachey, one of our directors, of 4% ($96,000).

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

Item 3.

Controls and Procedures.

As of the end of the period covered by this Report, the Company’s chief executive officer and its principal financial officer (the “Certifying Officers”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including these officers, to allow timely decisions regarding required disclosure. Christopher Crupi currently serves as our chief executive officer and Lucie Letellier serves as our chief financial officer and are the “Certifying Officers” in this report.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities,

We issued 125,000 shares of our common stock for geological services. We valued these shares at the then trading price of $2.63 per share on the date of grant.

We issued 18,519 shares of our common stock as partial payment for the acquisition of the San Miguel property.

The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under and or Section 4(2) of the Securities Act and/or Regulation S of the Securities Act.

Item 3.

Defaults upon senior securities.

None

Item 4.

Submission of matters to a vote of security holders.

On August 23, 2007 we held our annual shareholders meeting. The purpose of the meeting was to:

1.

Elect directors; specifically Christopher Crupi, Charles Reed, Ian Talbot, Michel Stinglhamber, Daniel Hachey and John Carden to our Board of Directors.

2.

Ratify the appointment of HLB Cinnamon Jang Willoughby & Company as our independent certified public accountants;

3.

Amend our certificate of incorporation to change our name to Paramount Gold and Silver Corp;

4.

Ratify our 2007/08 Stock Incentive and Equity Compensation Plan

All of the above proposals were approved by our shareholders.

Item 5.

Other Information

None

Item 6.

Exhibits

On August 28, 2007 we filed a report on Form 8-k in connection with the appointment of Lucie Letellier as our Chief Financial Officer and Michael Clancey as our corporate Secretary.

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

Date: November 13, 2007

PARAMOUNT GOLD AND SILVER CORP.

By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2007	By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
Chief Executive Officer

Date: November 13, 2007		/s/ LUCIE LETELLIER
Lucie Letellier
Chief Financial Officer

Date: November 13, 2007		/s/ WILLIAM REED
William Reed
Vice President/Director

Date: November 13, 2007		/s/ JOHN CARDEN
John Carden
Director

Date: November 13, 2007		/s/ IAN TALBOT
Ian Talbot
Director

Date: November 13, 2007		/s/ DANIEL HACHEY
Daniel Hachey
Director