Form 10-Q
period 2007-12-31
PARAMOUNT GOLD & SILVER CORP.
filed 2008-02-11
CIK 1342854

FORM 10-Q

______________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☒

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

46,695,997 shares of Common Stock, $.001 par value as of December 31, 2007

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheet at December 31, (unaudited) and June 30, 2007 (audited)

Consolidated Statement of Operations for the Three and Six Months Ended December 31, 2007
and for the Three and Six Months Ended December 31, 2006 (unaudited) and Cumulative since inception, (March 29, 2005) to December 31, 2007

Consolidated Statements of Cash Flows for the Period Ended December 31, 2007 and
December 31, 2006 and Cumulative Since Inception December 31, 2007 (unaudited)

Consolidated Statement of Stockholders’ Equity for the Period Ended December 31, 2007 (unaudited)

Notes to Interim Financial Statements as of December 31, 2007 (unaudited)

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

PART I. – FINANCIAL INFORMATION

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

/s/ Christopher Crupi

Christopher Crupi, CA

CEO

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at December 31, 2007 and June 30, 2007

(Expressed in United States dollars, unless otherwise stated)

	As at December 31, 2007	As at June 30, 2007
	(Unaudited)	(Audited)

Assets

Current Assets

Cash and cash equivalents	$12,385,223	$16,231,388
Amounts receivable	1,036,804	944,069
Prepaid and Deposits	671,472	1,741,625
	14,093,499	18,917,082

Long Term Assets

Mineral properties (Note 6)	3,051,247	3,001,247
Fixed assets (Note 7)	344,726	271,509
	3,395,973	3,272,756
	$17,489,472	$22,189,838

Liabilities and Shareholder’s Equity

Liabilities

Current Liabilities

Accounts payable	$816,516	$779,345

Shareholder’s Equity

Capital stock (Note 4)	47,696	46,502
Additional paid in capital	13,174,588	28,742,381
Contributed surplus	30,987,030	10,159,322
Deficit accumulated during the exploration stage	(27,508,229)	(17,546,124)
Cumulative translation adjustment	(28,129)	8,412
	16,672,956	21,410,493

	$17,489,472	$22,189,838

Commitments (Note 11) Subsequent Events (Note 12)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Operations (Unaudited)

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended December 31, 2007	Six Month Period Ended December 31, 2007	Three Month Period Ended December 31, 2006	Six Month Period Ended December 31, 2006	Cumulative Since Inception March 29, 2005 to December 31, 2007

Revenue
Interest Income	$151,496	$336,558	$83	$261	$612,023

Expenses:

Incorporation Costs	—	—	—	—	1,773
Exploration	1,680,372	3,729,171	1,013,409	1,969,893	8,622,094
Professional Fees	258,924	525,807	22,336	38,628	1,339,573
Travel & Lodging	109,890	189,027	(3,995)	2,532	387,219
Geologist Fees & Expenses	126,249	206,442	703,168	889,540	1,242,993
Corporate Communications	111,767	318,833	1,291,173	1,324,426	666,127
Consulting Fees	91,121	139,629	1,024,408	1,586,807	439,506
Marketing	270,839	499,297	21,151	38,462	661,694
Office & Administration	147,186	223,725	7,503	18,581	492,142
Interest & Service Charges	2,969	5,324	866	1,667	14,254
Insurance	20,782	32,284	(500)	54,912	92,946
Amortization	28,967	49,280	5,879	10,984	84,555
Rent	17,003	36,763	9,447	14,995	130,627
Miscellaneous	20,801	3,430	23,536	26,205	(2,745)
Financing	93,384	93,384	—	—	93,384
Stock Based Compensation	655,360	4,246,267	—	—	12,383,062
Write Down of Mineral Property	—	—	—	—	1,471,049
Total Expense	3,635,613	10,298,663	4,118,381	5,977,632	28,120,252
Net Loss	3,484,118	9,962,105	4,118,298	5,977,371	27,508,229
Other comprehensive loss
Foreign Currency Translation Adjustment	43,041	34,541	—	—	26,129
Total Comprehensive Loss for the Period	$3,527,159	$9,996,646	$4,118,298	$5,977,371	$27,534,358
Basic & Diluted Loss per Common Share	(0.07)	(0.21)	(0.12)	(0.18)
Weighted Average Number of Common Shares Used in Per Share Calculations	46,988,932	47,753,606	33,116,232	32,474,546

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars, unless otherwise stated)

	For the Six Month Period Ended December 31, 2007	For the Six Month Period Ended December 31, 2006	Cumulative Since Inception to December 31, 2007

Operating Activities:

Net Loss	$(9,962,105)	$(4,118,298)	$(27,508,229)
Adjustment for:
Amortization	49,280	5,879	84,555
Stock based compensation	4,246,267	3,864,800	12,599,798
Write-down of mineral properties	—	—	1,481,049
(Increase) Decrease in accounts receivable	(92,735)	262,411	(1,036,804)
(Increase) Decrease in prepaid expenses	(300,008)	(854,456)	(323,636)
Increase (Decrease) in accounts payable	37,171	(53,331)	816,516

Cash used in Operating Activities	(6,022,130)	(892,995)	(13,886,751)

Investing Activities:

Purchase of Mineral Properties	—	(157,800)	(1,884,495)
Purchase of Equipment	(122,497)	(1,506)	(429,281)

Cash used in Investing Activities	(122,497)	(159,306)	(2,313,776)

Financing Activities:
Increase (decrease) in demand notes payable	—	900,000	105,580
Issuance of capital stock	2,250,000	—	28,396,904

Cash from Financing Activities:	2,250,000	900,000	28,502,484

Effect of exchange rate changes on cash	48,462	—	83,266

Increase (Decrease) in Cash	(3,846,165)	(152,301)	12,385,223
Cash, beginning	16,231,388	215,983	—

Cash, ending	$12,385,223	$63,682	$12,385,223

Supplemental Cash Flow Disclosure:
Interest Received	$336,558	$83	$612,023
Taxes Paid	—	—	—
Cash	720,349	63,682	720,349
Short term investments	11,664,874	—	11,664,874

Non Cash Transactions (Note 3)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended December 31, 2007

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity

Balance at Inception	—	$—	$—	$—	$—	$—	$—
Balance June 30, 2005	11,267,726	11,268	1,755	(1,773)	—	—	11,250

Capital issued for financing	34,000,000	34,000	—	—	—	—	34,000
Forward split	45,267,726	45,267	(45,267)	—	—	—	—
Returned to treasury	(61,660,000)	(61,660)	61,600	—	—	—	—
Capital issued for financing	1,301,159	1,301	3,316,886		—	—	3,318,187
Capital issued for services	280,000	280	452,370	—	—	—	452,650
Capital issued for mineral properties	510,000	510	1,033,286	—	—	—	1,033,796
Fair value of warrants	—	—	—	—	444,002	—	444,002
Net Income (loss)	—	—	—	(1,874,462)	—	—	(1,874,462)
Balance June 30, 2006	30,966,611	30,966	4,820,690	(1,876,235	444,002	—	3,419,423

Capital issued for financing	11,988,676	11,990	15,225,207	—	—	—	15,237,197
Capital issued for services	3,107,500	3,107	7,431,343	—	—	—	7,434,450
Capital issued for mineral properties	400,000	400	1,159,600	—	—	—	1,160,000
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Fair value of warrants	—	—	—	—	7,546,270	—	7,546,270
Stock based compensation	—	—	—	—	2,169,050	—	2,169,050
Foreign currency translation adjustment	—	—	—	—	—	8,412	8,412
Net Income (loss)	—	—	—	(15,669,889)	—	—	(15,679,889)
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,556,124)	10,159,322	8,412	21,410,493

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity (Continued)

For the Period Ended December 31, 2007

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity

Balance at June 30, 2007	46,502,478	$46,502	$28,742,381	$(17,546,124)	$10,159,322	$8,412	$21,410,493

Capital issued for services	125,000	120	328,627	—	—	—	428,752
Capital issued for mineral properties	18,519	19	49,982	—	—	—	50,000
Stock based compensation	—	—	—	—	2,423,531	—	2,423,531
Foreign currency translation adjustment	—	—	—	—	—	6,500	6,500
Net Income (loss)	—	—	—	(6,477,987)	—	—	(6,477,987)
Balance at September 30, 2007	46,645,997	46,646	29,120,990	(24,024,111)	12,582,853	14,912	17,741,289

Capital issued for financing	1,000,000	1,000	1,778,590	—	—	—	1,779,590
Capital issued for services	50,000	50	87,450	—	—	—	87,500
Stock based compensation	—	—	—	—	121,325	—	121,325
Fair value of warrants	—	—	—	—	470,410	—	470,410
Foreign currency translation adjustment	—	—	—	—	—	(43,041)	(43,041)
Net Income (loss)	—	—	—	(3,484,118)	—	—	(3,484,118)
Balance at December 31, 2007	47,695,997	47,696	30,987,030	(27,508,229)	13,174,588	(28,129)	16,672,956

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended December 31, 2007

(Expressed in United States dollars, unless otherwise stated)

1.

Basis of Presentation:

a)

The Company, incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold, silver and precious metal properties. The Consolidated financial statements of Paramount Gold and Silver Corp. include the accounts of its wholly owned subsidiaries, Paramount Gold de Mexico S.A. de C.V. and Compania Minera Paramount SAC. On August 23, 2007 the board and shareholders approved the name to be changed from Paramount Gold Mining Corp. to Paramount Gold & Silver Corp.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s consolidated financial statements filed as part of the Company’s December 31, 2007 Quarterly Report on Form 10-Q.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2007 and the consolidated results of operations and consolidated statements of cash flows for the period ended December 31, 2007.

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2007

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

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair market value of the Company’s financial instruments comprising cash, accounts receivable and accounts payable and accrued liabilities were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2007, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2007

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2007

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2007

(Expressed in United States dollars, unless otherwise stated)

3.

Non-Cash Transactions:

During the periods ended December 31, 2007 and 2006, the Company entered into certain non-cash activities as follows:

	2007	2006

Financing Activities
Issuance of shares for consulting and geological services	$416,250	$1,903,531

Investing Activities
Common shares issued for mineral properties	50,000	—

The company issued 50,000 common shares in exchange of services rendered or to be rendered in subsequent periods at a trading value of $ 1.75 for a total consideration of $ 87,500. As at December 31, 2007, $22,055 has been expensed as stock based compensation. The remaining $65,445 is included in prepaid expenses.

The company also recorded $1,674,851 of stock based compensation for services rendered. Share issuance was recorded in the prior periods.

The company issued 175,000 common shares in exchange of geological services rendered or to be rendered in subsequent periods at trading values of $1.75 and $ 2.63 for a total consideration of $ 416,250. $347,837 is included in prepaids and deposits.

The company issued 18,519 common shares as payment on the San Miguel property, share issuance was recorded at a trading value of $2.70 for total considerations of $50,000.

4.

Capital Stock:

Authorized capital stock consists of 100,000,000 common shares with par value of $0.001 each. Capital stock transactions of the Company during the period ended December 31, 2007 are summarized as follows:

The company issued 50,000 common shares in exchange of services rendered or to be rendered in subsequent periods at a trading value of $ 1.75 for a total consideration of $ 87,500, of which $22,055 has been expensed as stock based compensation and the remaining $65,445 is included in prepaid.

The Company issued 1,000,000 units for cash proceeds of $2,400,000. Each unit consists of one common share of the Company and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $3.25per share exercisable for a period of two years of issuance.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2007

(Expressed in United States dollars, unless otherwise stated)

4.

Capital Stock: (Continued)

The following share purchase warrants and agent compensation warrants were outstanding at December 31, 2007:

	Exercise Price	Number of Warrants	Remaining Contractual Life (Years

Warrants	4.77	117,750	0.43
Warrants	4.77	210,000	0.43
Warrants	2.50	1,171,500	1.08
Agent compensation warrants	2.10	623,909	1.25
Warrants	2.90	5,199,248	1.25
Warrants	3.25	1,000,000	1.83
Outstanding and exercisable at December 31, 2007		8,322,407

During the period ended December 31, 2007 the Company issued 1,000,000 warrants pursuant to private placement agreements at an exercise price of $3.25.

	December 31, 2007	June 30, 2007

Risk free interest rate	4.50%	4.68%
Expected dividend yield	2 years	2 years
Expected stock price volatility	62%	75%
Expected life of options	0%	0%

5.

Related Party Transactions:

During the period ended December 31, 2007, directors received payments on account of professional fees and reimbursement of expenses in the amount of $97,786 (2006: $12,479).

On December 20, 2007, a director was issued 50,000 shares as compensation at a trading value of 1.75 for a total consideration of $87,500. These shares have an internal hold period from grant date to July 9, 2008 (see Note 12).

During the period ended December 31, 2007 the company made payments pursuant to a premises lease agreement with a corporation having a shareholder in common with a director of the company (see Note 11).

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2007

(Expressed in United States dollars, unless otherwise stated)

6.

Mineral Properties:

The Company has six mineral properties located within Sierra Madre gold district, Mexico. The Company has capitalized acquisition costs on these mineral properties as follows:

	2007	2006

San Miguel Groupings	$2,468,832	$1,272,000
La Blanca	507,564	435,000
Santa Cruz	44,226	44,000
Andrea	20,000	20,000
Gissel	625	—
Cotaruse	10,000	—
Andean Gold Alliance	—	1,281,600
Montecristo III	—	191,000
	$3,051,247	$3,243,600

a.  Interest in San Miguel Groupings

The Company has exercised its option to acquire up to a 70% interest in the San Miguel Groupings located in near Temoris, Chihuahua, Mexico. The Company’s interest in the San Miguel Groupings increased as certain milestones were met as outlined in the table below:

Interest Earned	Cash Payment	Required Exploration Expenditures	Required hare Issuances

35%	$300,000	$—	300,000
55%	$—	$1,000,000	200,000
70%	$—	$1,500,000	200,000

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

As of June 30, 2007, the company has expended more than $2,500,000 on exploration expenditures and issued an additional 400,000 shares at a value of $1,160,000, thereby earning its 70% interest. Seeing as the company has earned its 70% interest it is entitled to a 30% reimbursement of exploration expenditures from its joint venture partner (see note 13).

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2007

(Expressed in United States dollars, unless otherwise stated)

a.  Interest in San Miguel Groupings (Continued)

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

d.  Andrea

The Company acquired the Andrea mining concession located in the Guazapares mining district in Chihuahua, Mexico for a cost of $20,000.

7.

Fixed Assets:

	Cost	Accumulated Amortization	Net Book Value
			2007	2006

Property and Equipment	$429,284	$84,558	$344,726	$153,125

During the period ended December 31, 2007, total additions to property, plant and equipment were $36,627 (2006- $3,242).

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2007

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

For the Period Ended December 31, 2007

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

For the Period Ended December 31, 2007

(Expressed in United States dollars, unless otherwise stated)

9.

Segmented Information:

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities.

Loss for the year by geographical segment for the period ended December 31, 2007:

	United States	Peru	Mexico	Total

Interest income	$336,318	$—	$239	$336,557

Expenses:
Exploration	(639,707)	64,514	4,304,365	3,729,171
Professional fees	525,391	—	416	525,807
Travel and lodging	189,027	—	—	189,027
Geologist fees and expenses	206,442	—	—	206,442
Corporate communications	318,833	—	—	318,833
Consulting fees	139,629	—	—	139,629
Marketing	499,297			499,297
Office and administration	222,986	—	739	223,725
Interest and service charges	3,704	—	1,620	5,324
Insurance	28,397	—	3,887	32,284
Amortization	21,710	15,422	12,148	49,280
Rent	36,763	—	—	36,763
Miscellaneous	3,430	——	—	3,430
Financing	93,384	—	—	93,384
Stock based compensation	4,246,267	—	—	4,246,267
Total Expenses	5,707,017	79,936	4,322,449	10,298,663
Net loss	$5,370,699	$147,871	$4,322,210	$9,840,780

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2007

(Expressed in United States dollars, unless otherwise stated)

9.

Segmented Information: (Continued)

Loss for the year by geographical segment for the period ended December 31, 2006:

	United States	Peru	Mexico	Total

Interest income	$261	$—	$—	$261

Expenses:
Exploration	—	328,215	1,641,678	1,969,893
Professional fees	12,847	5,584	20,197	38,628
Travel and lodging	(46)	2,578	—	2,532
Geologist fees and expenses	—	—	889,540	889,540
Corporate communications	1,324,426	—	—	1,324,426
Consulting fees	1,559,148	27,659	—	1,586,807
Marketing	38,462	—	—	38,462
Office and administration	5,874	2,684	10,023	18,581
Interest and service charges	1,667	—	—	1,667
Insurance	54,912	—	—	54,912
Amortization	9,061	1,923	—	10,984
Rent	14,995	—	—	14,995
Miscellaneous	8,839	17,366	—	26,205
Total expenses	3,030,185	386,009	2,561,438	5,977,632
Net loss	$3,029,924	$386,009	$2,561,438	$5,977,371

Assets by geographical segment:

	United States	Peru	Mexico	Total

December 31, 2007
Mineral properties	50,625	10,000	2,990,622	3,051,247
Equipment	131,643	96,753	116,330	344,726

December 31, 2006
Mineral properties	—	1,716,600	1,527,000	3,243,600
Equipment	—	98,461	54,664	153,125

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2007

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

During the period ended December 31, 2007, the board of directors granted 1,342,000 common stock options to consultants exercisable until December 31, 2009, at a price of $2.50.

Changes in the Company’s stock options for the period ended December 31, 2007 are summarized below:

	Number	Weighted Average Exercise Price

Balance, beginning of year	1,620,000	$2.24
Granted	1,615,000	$2.42
Granted	150,000	$3.15
Granted	62,500	$2.50
Granted	1,342,000	$2.50
Granted	60,000	$2.50
Expired	(60,000)	$2.37
Balance, end of year	4,789,500	$2.35

At December 31, 2007, there were 4,789,500 exercisable options outstanding.

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

2007

Risk free interest rate	4.50%
Expected dividend yield	0%
Expected stock price volatility	62%
Expected life of options	2 to 5 years

The grant-date fair value of options granted during the period ended December 31, 2007 was between $0.45 -$1.03.

Total stock-based compensation related to the issuance of options for the period ended December 31, 2007 was $ 2,544,856.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2007

(Expressed in United States dollars, unless otherwise stated)

11.

Commitments:

Premises Lease

By a lease agreement dated July 6, 2006, with a company having a shareholder in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration:

$76,387
2009	83,127
$159,514

12.

Subsequent Events:

Subsequent to December 31, 2007, the company issued 245,000 shares as compensation to the directors. The stock grant was awarded January 8, 2008. These shares have an internal hold period from date of grant to July 9, 2008. The stock certificates are held by the company’s solicitors, Gowling, Lafleur Henderson LLP, during the vesting period. This internal hold also applies to the 50,000 issued to a director on December 20, 2007 (disclosed in note 5). An officer was awarded 100,000 shares to be issued and vest on January 8, 2008, the shares are awarded as compensation for working without, until recently, adequate salary; this officer was also awarded 300,000 Common Shares to be issued and vest on January 8, 2008, the shares are awarded as compensation for meeting and exceeding all objectives established by the Board of Directors for the fiscal year ended June 30, 2007.

13.

Unrecorded Accounts Receivable

The Company has not recorded amounts receivable from Tara Gold Resources Corp. (formerly “American Stellar Energy”) on account of its share of expenditures on the San Miguel project. As at December 31, 2007, the Company is entitled to reimbursement of $ 1,235,635. As collection is not reasonably assured, the Company has not recognized any recovery. The amount will be recorded as a recovery of exploration expenditures in the period received.

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

Our primary objective is to:

Explore and develop the San Miguel and Andrea projects located in Chihuahua, Mexico within the Sierra Madre Occidental gold/silver belt.

There is no assurance that a commercially viable mineral deposits exist on the San Miguel Groupings. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Paramount does not expect to generate revenues from the San Miguel project in the next year. Further, it is not Paramount’s objective to enter the mine management business, but rather hopes to identify a resource that will enable them to attract a larger company to partner with who has experience developing and managing a mine.

Market for Gold and Silver:

The demand for gold and silver has created a bull market for both metals over the past several years. While there will likely continue to be increased volatility of market prices in the short run due to seasonality or speculation, the growth of the world’s economy is driving demand for raw materials that has drawn down supplies. Despite concerns for a slowing U.S. economy, a growing middle class in both China and India is driving demand for precious metals. There also remains increased interest in holding precious metals such as gold and silver as a store of value during periods of increasing anxiety of either errant monetary policies or strained international relations. Contributing further to the increasing price of both gold and silver is the fall in the value of the US dollar against other major foreign currencies and the deteriorating economic indicators in the United States.

Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high of $928 per ounce in January 2008. Silver prices have experienced similar price increases from a low of approximately $4.25 per ounce to a high of $16.60 in January 2008. Assuming that this trend continues and management’s drilling program expands, we believe that we will be able to identify a mining partner in the next fiscal year.

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

The following discussion provides information that management believes is relevant to an assessment and understanding of our operations and the consolidated financial condition and results of operations.

Our Operations:

Property Description and Location

San Miguel Groupings.

Our primary focus is the further exploration of our holdings within the San Miguel groupings in Mexico.

Location

The San Miguel Project is located in southwestern Chihuahua in Northern Mexico, and is approximately 400 km by road from the state capital. The project is about 20 km north of the town of Temoris, adjacent to the village of Guazapares. It is in the Guazapares mining district, which is part of the Sierra Madre Occidental gold-silver belt. The location of the San Miguel Project is shown in Map 1. The coordinate system used for all maps and sections in this report is the Universal Transverse Mercator system, Zone 12. GPS coordinates are referenced to NAD 27 Mexico.The Chihuahua Informe Pericial (Department of Mines) administers the concessions in this area. As part of the concession acquisition process, concession boundaries are surveyed.

MAP 1 – SAN MIGUEL PROJECT LOCATION

Delve Consultants, LLC.
Mineral Exploration and Development

NEW MEXICO
TEXAS
AZ
El Paso
Cuidad Juarez
UNITED STATES
MAP AREA
Gulf Of Mexico
Pacific Ocean
MEXICO
Nacozari
SONORA
Nuevo Casas Grandes
CHIHUAHUA
Mulatos
Yecora
Pinos Altos
La Junta
Ciudad Chihuahua
Moris
Ocampo Project
Cusihuiriachic
Plomosas
San Carlos
La Perla
COAHUILA
Naica
San Miguel
Palmarejo
Urique
El Sauzal
Batopilas
Llavia de Oro
San Fco. del Oro
Parral
Sta. Barbara
Choix
Morelos
La Dura
Calabacillas
Guadalupe y Calvo
SINALOA
Los Mochis
Tamazula
DURANGO
Torreon
Gulf Of California
0
40
200
Kilometres
Paramount GOLD
San Miguel Project
Property Location Map
Guazapares
Chihuahua, Mexico
December 2006

Figure 4.1 Property Location Map

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

We have identified 12 distinct drilling areas within the San Miguel groupings including:

Montecristo

La Union-San Luis

San Antonia

La Union-South Area

La Union-North Area

San Jose

San Luis

San Antonio

El Carmen

Veronica

San Miguel-Empalme

Guadalupe-San Juan

To date, more than 27,000 meters have been drilled in approximately 157 diamond drill holes, with results pending on 30 of these holes. More than 3,700 meters of trenching have been completed in 69 trenches testing only 7 kilometers of more than 10 kilometers of strike. All were angle holes and most were drilled at an angle of –55 to –65 degrees.

In most places the veins are dipping at angles from 60 to 70 degrees, thus a –55 degree hole oriented to intersect the vein would have cut it at an angle of approximately 60 degrees, rather than perpendicular to the vein. True thickness of the vein intercepts then is perhaps 80% of the apparent thickness in the core.

Quality Control

To insure quality control at the various drill sites, we take detailed photos of the entire core before it is cut by saw to half core which is assayed at ALS Chemex's Vancouver laboratory. As part of quality assurance, quality control (QA/QC), Paramount has put into place a detailed program of periodically introducing certified standards, blanks and duplicates into the sample stream. Half-core samples are being retained on site for verification and reference purposes.

San Miguel:

Subsequent to quarter end we released results from our first four drill holes in the San Miguel vein of our San Miguel project. Drill holes SM-01 TO SM–04 were drilled 40-50 meters apart and were designed to intercept the previously un-drilled San Miguel structure approximately 70 meters below the surface map. The San Miguel structure is exposed for at least 1 kilometer and appears to be open along strike to the northwest.

The area in which these four holes were drilled was selected because of very good grades in 12 surface channel samples across the vein, which averaged 9 meters at 4.22 g/t Au Eq. This area also has several shallow old mine workings, which had high precious metal grades. The assay results tabulated below indicate that the ratio of gold to silver is significantly higher than at other portions of the property.

Hole Number	From meters	To meters	Interval Meters	True Width Meters	Gold Grams/ton	Silver grams/ton	Gold Equiv. grams/ton
SM-01	42.00	72.00	30.00	19.29	0.32	113.00	2.20
	Including:			4.82	0.51	296.00	5.45
	72.00	86.00	14.00	9.00	2.99	149.00	5.48
	Including:			2.57	7.08	373.00	13.30

SM-02	50.45	65.00	14.55	11.15	0.47	220.00	4.13
	Including:			0.31	2.93	3160.00	55.60

SM-03	34.50	48.10	13.60	10.42	0.48	410.00	7.33
	Including:			0.77	1.86	2610.00	45.36
	48.10	48.55	0.45	0.34	Cavity
	48.55	60.50	11.95	9.15	0.37	105.00	2.12
	Including:			0.77	1.26	384.00	7.66

SM-04	30.20	36.00	5.80	4.44	0.13	595.00	10.05
	52.70	56.80	4.10	3.14	0.96	545.00	10.03
	Including:			0.61	1.93	1445.00	26.01
	95.30	100.00	4.70	3.60	13.93	115.00	15.85
	including:			0.69	47.90	138.00	50.20

Andrea Concession

The 86,300 hectare Andrea concession covers most of the ground between Paramount’s San Miguel Project and Gold Corp’s El Sauzal gold mine in the Sierra Madre gold-silver belt.

We have completed an extensive stream sediment sampling program over the entire Andrea concession. A total of 308 drainage basins were sampled. Stream sediment and heavy mineral concentrate samples were collected at each site, both of which were analyzed for Au and Ag plus a 34-element ICP package. Approximately 70 % of the analytical results have been received to date. Several drainages with stream sediment anomalies have been identified from these partial results.

In conjunction with the stream sediment program, we have completed a hydrothermal alteration mineral mapping study over the same area using in-house Aster satellite imagery analysis. This work has identified several areas with strongly anomalous clay and silica alteration.

Boot and hammer ground follow-up work has begun on these anomalies. Early targets include:

1.

Mesa Colorada, a gold-silver target: clay-rich and intensely iron-stained soils in an area with reported historic gold/silver mine workings. Around Mesa Colorada is a cluster of drainages that comprise the most intense and largest group of stream sediment gold anomalies found so far. The area is located in a zone of intersection of regional lineaments in the southeastern part of the Andrea concession, is roughly 3 x 6 km in size, and is surrounded by a zinc halo in stream sediments.

2.

Maty, a gold-silver target: old mine workings developed on quartz veins which appear to be in the upper levels of a vein system. Results from initial sampling show contents of 3.4 to 14.5 g/t Au and 76 to 702 g/t Ag in vein material.

3.

Marimara, a porphyry copper target: 120-hectare area of intensely fractured, altered and iron stained rock with 2-5% original pyrite content. The system extends under post-mineral volcanic cover and is located along an E-NE trending drainage that follows a major regional fault zone. The area contains historic mine workings, some of which followed quartz veins with anomalous gold and silver values.

Ground follow-up work in these and other target areas will evolve as analytical results became available.

La Veronica:

Paramount concluded its assay results from the first ten drill holes in the La Veronica area of its San Miguel project in the Guazapares Mining District, Mexico. These holes, LV-01 to LV-10, are 1.4 to 1.8 kilometers northwest along strike from the El Carmen – San Antonio area. They were drilled to test a new area of old workings and attractive surface geochemistry. The assay results confirm that mineralization persists for at least 70 meters below the surface exposures.

Hole	True Width	Gold	Silver	Gold Equivalent
Number	Meters	grams/ton	grams/ton	grams/ton
LV-02	3.81	0.32	439.00	7641
LV-03	4.50	0.04	224.00	3.77
LV-04	4.37	0.21	242.00	4.24
LV-06	0.69	8.25	0.00	8.25
LV-09	2.42	0.69	200.00	4.02
LV-10	12.95	0.11	214.00	3.68

San Antonio/El Carmen:

Paramount has continued its exploratory program in the Santonio/El Carmen. Assay results from from eleven additional drill holes and one trench in the San Antonio/El Carmen area at its San Miguel project in the Guazapares Mining District, Chihuahua, Mexico are as follows:.

SA-41 intercepted 3.8 meters (2.11 meters true width) of 110 g/t silver

SA-45 had intercepts of:

1.

4.6 meters (3.07 meters true width) of 175 g/t silver

2.

6.1 meters (4.07 meters true width) of 191 g/t silver

3.

0.85 meters (0.61 meters true width) of 600 g/t silver

4.

4.2 meters (2.6 meters true width) of 227 g/t silver

SA-47 intercepted 2.6 meters (1.73 meters true width) of 212 g/t silver

SA-48 had intercepts of 3.0 meters (1.50 meters true width) of 101 g/t silver, and 2.0 meters (1.44 meters true width) of 154 g/t silver

SA-51 intercepted 7.0 meters (5.44 meters true width) of 191 g/t silver

Trench TSA-23, reported below, is east of previously reported drill holes SA-29 and SA-08 and shows the continuity of the El Carmen mineralized structure in the north. The assay results from TSA-23 include 290 g/t silver over 8 meters.

Drill holes SA-41 to SA-43 are step out holes to the west of the San Antonio mineralized structure, and SA-44 and SA-45 are infill drill holes in the stockwork mineralization between the San Antonio and El Carmen structures. Hole SA-46 was drilled to test the down-dip extension of part of the San Antonio structure. SA-47, SA-48, SA-49, SA-50, and -51 were drilled to test the on-strike continuity of various segments of the San Antonio-El Carmen mineralized zone.

Comparison of Operating Results for the Three and Six Months ended December 31, 2007 to the Three and Six Months Ended December 31, 2006

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities. Interest income for the three and six months ended December 31, 2007 were $151,496 and $336,558 as compared to $83 and $261 for the three and six months ended December 31, 2006. The interest income has been generated as a result of our recent financings which we concluded in 2007. Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes. Unless we receive additional funds from the exercise of outstanding options or warrants, we anticipate that our interest income will decline as our cash reserves will diminish as we expand our exploratory activities.

Operating Expenses

For the three and six months ended December 31, 2007 our total operating expenses were $3,635,613 and $10,298,663 as compared to $4,118,381 and $5,997,632 for the comparable periods in 2006. While operating expenses increased approximately 73% for the six months ended December 31, 2007 as compared to the comparable period in 2006, operating expenses for the three months ended December 31, 2007 declined approximately 12 % as compared to the comparable period in 2006.

Exploration costs continue to be our largest expense totaling $1,680,372 and $3,729,171 as compared to $1,013,409 and $1,969,893. Total exploratory cost since our inception totaled $8,622,094. We expect that we will continue to incur a minimum of $1 million per month in exploratory drilling costs for the next three months as the Company continues to expand its drilling program based on the drilling results received to date and the attempt to identify proven mineral reserves of both gold and silver, of which there can be no poassurance.

With increased exploratory expenses, our geology costs have declined to $126,249 and $206,442 for the three and six months ended December 31, 2007 as compared to $703,168 and $889,540 in 2006.

Corporate communications fees, declined to $111,767 and $318,833 for the three and six months ended December 31, 2007 from $703,168 and $889,540 in 2006. During 2006, a significant portion of this expense was stock based compensation while during 2007, we relied primarily upon our cash reserves for these expenses.

Stock based compensation has proven to be an attractive means to compensate some of our key employees, directors and consultants. Management believes that by utilizing the Company’s common stock as incentive for quality work, the return on its investment will in the long run, be more beneficial to the Company than simply cash compensation. In addition, we have used our common stock to finance the acquisition of our mineral properties. Stock based compensation for the three and six months ended December 31, 2007 totaled $655,360 and $4,246,267. Stock based compensation since inception totaled $12,383,062 (See Footnote 3 and Footnote 10 for additional information regarding stock based compensation.

With the growth and success of the Company’s exploration program, our dual listings on the American Stock Exchange and the Toronto Stock Exchange we have concluded that market awareness and investor relations will prove to be a critical component of our business strategy. As a result, marketing expenses increased to $270,839 and $499,297 from $21,151 and $38,462 respectively. Concurrent with our growing exploratory efforts, office and administrative expenses increased to $147,186 and $223,723 for the three and six months ended December 31, 2007 as compared to $7,503 and $18,581 for the comparable periods in 2006.

Professional fees for the three and six months ended December 31, 2007 increased to $258,924 and $525,807 from $22,336 and $38,628 in 2006. The significant increase in professional fees is the result of professional services we have incurred in connection with our listing on the American Stock Exchange, Toronto Stock Exchange, legal fees incurred with respect to our mining operations in Mexico, accounting fees, general corporate and securities legal fees and related professional services. We expect that these fees will continue in the future.

Net Income (loss)

Our Net Loss for the three and six months ended December 31, 2007 was $(3,484,118) and $(9,962,105) as compared to a net loss of (4,118,298) and $(5,977,371) in 2006. Our Net Loss per Share was $ (0.07) and $(0.21) as compare to a Net Loss per Share of $(0.12) and $(0.18) during the comparable periods in 2006. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

As of December 31, 2007, we had cash totaling $12,385,223 as compared to $16,231,388 as of June 30, 2007. This decline of approximately $4 million is directly attributable to increased costs associated with our expanding drilling operations and general overhead. Amounts receivable totaled $1,036,804 as compared to $944,069 and represent primarily value added tax refunds receivable from the Mexican government. Prepaid expenses and deposits were $671,472 and $1,741,625. The significant decline in prepaid expenses is primarily attributable to stock based compensation which has been earned since the date of issuance of the common stock. Total current assets were $14,093,499 as compared to $18,917,082.

Our long term assets at December 31, 2007 were $3,395,973 as compared to $3,272,756 as of June 30, 2007. Long term assets consist of our mineral properties located within the Sierra Madre gold district in Mexico which we valued at $3,041,247 as well as one property in Peru valued at $10,000. The Company has capitalized the acquisition costs of these properties. We also have fixed assets consisting of property and equipment totaling $344,726 as compared to $271,509 as of June 30, 2007.

Total assets at December 31, 2007 were $17,489,472 as compared to $22,189,838 as of June 30, 2007. This represents a decline of approximately 21% which is primarily attributable to a decline in our cash holdings. We will continue to utilize our cash to finance our expanding drilling operations and for general corporate expenses.

Our current liabilities as of December 31, 2007 totaled $816,516 as compared to $779,345, at June 30, 2007 an increase of approximately 4.7% which is attributable to our expanding drilling program.

We have a working capital surplus at December 31, 2007 (current assets less current liabilities) of $13,276,983 as compared to a working capital surplus of $18,137,737 as of June 30, 2007, representing a decline of approximately 27%. We anticipate that we will be able to meet our currently existing ongoing contractual commitments for any property or mineral rights and have sufficient financial resources to fund our ongoing exploration and geological endeavors.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities,

On November 6, 2007, we sold one million units of our securites to the following investors:

Anima S.G.R. p.A. Rubrica-Anima America

Anima S.G.R. p.A. Rubrica-Anima Fondattivo

Anima S.G.R. p.A. Rubrica-Anima Fondo Trading

Each unit consisted on one share of our common stock and a common stock purchase warrant exercisable at $3.25 per year for a period of two years.

Each of the investors was an accredited investor and we relied on the exemption afforded by Regulation S of the Securities Act of 1933.

Item 3.

Defaults upon senior securities.

None

Item 4.

Submission of matters to a vote of security holders.

None

Item 5.

Other information

None

Item 6.

Exhibits

During our last fiscal quarter, there were no reports filed on Form 8-k.

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

PARAMOUNT GOLD AND SILVER CORP.
Date: February 8, 2008
	By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi,
Chief Executive Officer

Date: February 8, 2008	By:	/s/ LUCIE LETELLIER
Lucie Letellier
Chief Financial Officer