Form 10KSB/A
period 2007-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2008-02-29
CIK 1342854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

AMENDMENT NO. 1

To

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________
Commission File Number: 01-51600

———————

PARAMOUNT GOLD AND SILVER CORP.

(Name of small business issuer in its charter)

———————

Delaware	20-3690109
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

346 Waverley Street

Ottawa, Ontario, Canada K2P 0W5

(Address of Principal Executive Office) (Zip Code)

(613) 226-9881

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenue for its most recent fiscal year. $268,605.

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

This Form 10-KSB contains "forward-looking statements" relating to Paramount Gold and Silver Corp. ("Paramount” "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

EXPLANATORY NOTE

Paramount Gold and Silver Corp. is filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, as filed with the U.S. Securities and Exchange Commission on September 27, 2007. This Amendment No. 1 is being filed to amend and restate the information provided under Item 9(a) of Part II, “Controls and Procedures.” This Amendment No. 1 responds to the comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No 1 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-KSB on September 27, 2007 and does not modify or update the disclosures in the Annual Report on Form 10-K in any way.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been re-executed and refilled as of the date of this Amendment No. 1 and are included as Exhibits 31.2, 31.2, 32.1and 32.2 hereto.

This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report on Form 10-K and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-KSB

Item 9A - CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those written policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•

provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the company's internal controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect, the company's internal controls over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
CEO and Director

By:	/s/LUCIE LETELLIER
Lucie Letellier
Chief Financial Officer

Date: February 28, 2008

POWER OF ATTORNEY

By signing this Amendment Number 1 to the Annual Report on Form 10-KSB below, I hereby appoint Christopher Crupi as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHRISTOPHER CRUPI	Chief Executive Officer/Director	February 28, 2008
Christopher Crupi

/s/ CHARLES REED	Vice President/Director	February 28, 2008
Charles Reed

/s/ JOHN CARDEN	Director	February 28, 2008
John Carden

/s/ DANIEL HACHEY	Director	February 28, 2008
Daniel Hachey

/s/ IAN TALBOT	Director	February 28, 2008
Ian Talbot

/s/ MICHEL YVAN STINGLHAMBER	Director	February 28, 2008
Michel Yvan Stinglhamber

PARAMOUNT GOLD AND SILVER CORP.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation filed for a name change on August 24, 2007 (Filed as part of our Form 10-SB on 11/2/05
3.2	Certificate of Amendment to Articles of Incorporation filed as an exhibit to our Form 8-k filed 8/28//07
3.3	Bylaws filed as an exhibit to our Form 8-k filed on 8/28/07
4.1	20006/07 Stock Incentive and Equity Compensation Plan filed as on exhibit on Form S-8 filed November 8, 2006
4.2	2007/08 Stock Incentive and Equity Compensation Plan filed as an exhibit to our proxy statement on 6/29/07
4.3	Registration Rights Agreement filed as an exhibit to Form 8-k filed 4/6/07
4.4	Warrant Agreement filed as an exhibit to Form 8-k filed 4/6/07
4.5	Broker Warrant Agreement filed as an exhibit to Form 8-k filed 4/6/07
10.1	Option Agreement on San Miguel properties. Filed as an exhibit to Form 10-SB filed on 11/2/05
10.2	Agency Agreement with Blackmont Securities filed as an exhibit to Form 8-k filed 4/6/07
31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 filed on Form 10-KSB September 27, 2007
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed on Form 10-KSB September 27, 2007
32 .1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed on Form 10-KSB September 27, 2007
32 .2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*

Filed Herewith