Form 10-Q
period 2008-03-31
PARAMOUNT GOLD & SILVER CORP.
filed 2008-05-12
CIK 1342854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

———————

Paramount Gold and Silver Corp.

(Exact name of registrant as specified in its charter)

———————

Delaware	0-51600	20-3690109
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

346 Waverley Street

Ottawa, Ontario, Canada K2P 0W5

(Address of Principal Executive Office) (Zip Code)

(613) 226-9881

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 48,290,997 shares of Common Stock, $.001 par value as of May 1, 2008.

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.          Financial Statements

1

Consolidated Balance Sheets at March 31, 2008 (unaudited)
and June 30, 2007

1

Consolidated Statements of Operations for the Three and Nine Months
Ended March 31, 2008 and for the Three and Nine Months
Ended March 31, 2007 (unaudited) and Cumulative since
inception, (March 29, 2005 to March 31, 2008)

2

Consolidated Statements of Cash Flows for the Three and Nine Months
Ended March 31, 2008 and March 31, 2007 and Cumulative
Sine Inception to March 31, 2008 (unaudited)

3

Consolidated Statement of Stockholders’ Equity for the Period
Ended March 31, 2008 (unaudited)

4

Notes to Interim Financial Statements as of March 31, 2008 (unaudited)

6

Item 2.          Management’s Discussion and Analysis of Financial Condition and
Results of Operation

19

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

32

Item 4.          Controls and Procedures

32

Item 4(t)       Controls and Procedures

32

PART II. – FINANCIAL INFORMATION

Item 1.          Legal Proceedings

33

Item 1(a)       Risk Factors

33

Item 2.          Unregistered Sales of Equity Securities

33

Item 3.          Defaults upon senior securities

33

Item 4.          Submission of matters to a vote of security holders

33

Item 5.          Other information

33

Item 6.          Exhibits

33

i

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at March 31, 2008 and June 30, 2007

(Expressed in United States dollars, unless otherwise stated)

	As at March 31, 2008	As at June 30, 2007
Assets	(Unaudited)	(Audited)

Current Assets

Cash and cash equivalents	$8,255,387	$16,231,388
Amounts receivable	1,073,734	944,069
Prepaid and Deposits	498,614	1,741,625
	9,827,734	18,917,082

Long Term Assets

Mineral properties (Note 6)	4,051,247	3,001,247
Fixed assets (Note 7)	351,315	271,509
	4,402,562	3,272,756
	$14,230,297	$22,189,838

Liabilities and Shareholder’s Equity

Liabilities

Current Liabilities

Accounts payable	$779,460	$779,345

Shareholder’s Equity

Capital stock (Note 4)	48,291	46,502
Additional paid in capital	32,372,519	28,742,381
Contributed surplus	13,174,588	10,159,322
Deficit accumulated during the exploration stage	(32,143,980)	(17,546,124)
Cumulative translation adjustment	(581)	8,412
	13,450,837	21,410,493

	$14,230,297	$22,189,838

Commitments (Note 11) Subsequent Events (Note 12)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Operations (Unaudited)

For the Period Ended March 31, 2008 and March 31, 2007

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended March 31, 2008	Nine Month Period Ended March 31, 2008	Three Month Period Ended March 31, 2007	Nine Month Period Ended March 31, 2007	Cumulative Since Inception March 29, 2005 to March 31, 2008
Revenue
Interest Income	$81,146	$417,704	$2,434	$2,695	$693,169

Expenses:

Incorporation Costs	—	—	—	—	1,773
Exploration (note 13)	1,657,369	5,386,539	771,964	2,739,308	10,279,461
Professional Fees	288,922	814,729	182,741	231,404	1,628,495
Travel & Lodging	121,150	310,178	47,717	54,774	508,370
Geologist Fees & Expenses	432,349	638,792	933,418	1,822,959	1,675,343
Corporate Communications	135,202	454,035	904,947	2,235,250	801,329
Consulting Fees	7,907	147,536	1,264,229	2,851,036	447,413
Marketing	275,861	775,159	21,969	60,431	937,556
Office & Administration	133,160	356,883	69,086	94,531	625,300
Interest & Service Charges	3,081	8,405	304	1,988	17,335
Franchise taxes	9,275	9,275	—	—	9,275
Insurance	23,861	56,145	9,344	64,256	116,807
Amortization	24,663	73,943	6,569	17,553	109,218
Rent	29,410	66,173	8,244	23,240	160,037
Miscellaneous	187	3,617	25,417	26,850	(2,558)
Financing	—	93,384	—	—	93,384
Stock Based Compensation	1,574,500	5,820,767	2,009,152	2,009,152	13,957,562
Write Down of Mineral Property	—	—	—	—	1,471,049
Total Expense	4,716,897	15,015,559	6,255,101	12,235,832	32,837,148
Net Loss	4,635,751	14,597,856	6,252,667	12,230,037	32,143,980
Other comprehensive loss
Foreign Currency Translation Adjustment	27,548	8,993	—	—	581
Total Comprehensive Loss for the Period	$4,663,299	$14,606,849	$6,252,667	$12,230,037	$32,144,561
Basic & Diluted Loss per Common Share	(0.096)	(0.308)	(0.163)	(0.357)
Comprehensive Loss per Common Share	(0.096)	(0.308)	(0.163)	(0.357)
Weighted Average Number of Common Shares Used in Per Share Calculations	48,238,689	47,245,033	38.356,447	34,257,806

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Cash Flows (Unaudited)

For the Period March 31, 2008 and March 31, 2007

(Expressed in United States dollars, unless otherwise stated)

	For the Nine Month Period Ended March 31, 2008	For the Nine Month Period Ended March 31, 2007	Cumulative Since Inception to March 31, 2008
Operating Activities:

Net Loss	$(14,597,866)	$(12,230,037)	$(32,143,990)
Adjustment for:
Amortization	73,943	17,553	109,218
Stock based compensation	5,820,777	5,731,831	14,174,308
Write-down of mineral properties	—	—	1,471,049
(Increase) Decrease in accounts receivable	(129,,665)	(259,398)	(1,073,734)
(Increase) Decrease in prepaid expenses	(230,564)	(33,530)	(339,193)
Increase (Decrease) in accounts payable	115	1,109,787	779,345

Cash used in Operating Activities	(9,063,260)	(5,663,794)	(17,022,997)

Investing Activities:

Purchase of Mineral Properties	(1,000,000)	(1,569,796)	(2,884,495)
Purchase of Equipment	(153,749)	(139,,884)	(460,533)

Cash used in Investing Activities	(1,153,749)	(1,709,680)	(3,345,028)

Financing Activities:
Increase (decrease) in demand notes payable	—	(205,580)	105,580
Issuance of capital stock	2,250,000	26,976,399	28,396,904

Cash from Financing Activities:	2,250,000	26,770,819	28,502,484

Effect of exchange rate changes on cash	(8,992)	—	120,928

Increase (Decrease) in Cash	(7,976,001)	19,397,345	8,255,387
Cash, beginning	16,231,388	465,791	—

Cash, ending	$8,255,387	$19,863,136	$8,255,387

Supplemental Cash Flow Disclosure:
Interest Received	$417,704	$2,695	$693,169
Taxes Paid	—	—	—
Cash	791,366	1,604,820	791,366
Short term investments	7,464,021	18,258,316	7,464,021
Non Cash Transactions (Note 3)

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended March 31, 2008

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended March 31, 2008

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493

Capital issued for services	125,000	125	328,627	—	—	—	328,752
Capital issued for mineral properties	18,519	19	49,982	—	—	—	50,000
Stock based compensation	—	—	—	—	2,423,531	—	2,423,531
Foreign currency translation adjustment	—	—	—	—	—	6,500	6,500
Net Income (loss)	—	—	—	(6,477,987)	—	—	(6,477,987)
Balance at September 30, 2007	46,645,997	46,646	29,120,990	24,024,111)	12,582,853	14,912	17,741,289

Capital issued for financing	1,000,000	1,000	1,778,590	—	—	—	1,779,590
Capital issued for services	50,000	50	87,450	—	—	—	87,500
Stock based compensation	—	—	—	—	121,325	—	121,325
Fair value of warrants	—	—	—	—	470,410	—	470,410
Foreign currency translation adjustment	—	—	—	—	—	(43,041)	(43,041)
Net Income (loss)	—	—	—	(3,484,118)	—	—	(3,484,118)
Balance at December 31, 2007	47,695,997	47,696	30,987,030	(27,508,229)	13,174,588	(28,129)	16,672,956

Capital issued for services	595,000	595	1,177,505	—	—	—	1,178,100
Stock based compensation	—	—	—	—	207,985	—	207,985
Net Income (loss)	—	—	—	(4,635,751)	—	—	(4,635,751)
Foreign currency translation	—	—	—	—	—	27,548	27,548
Balance at March 31, 2008	48,290,997	48,291	32,164,535	(32,153,980)	13,382,573	(581)	13,450,838

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended March 31, 2008

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

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2008 and the consolidated results of operations and consolidated statements of cash flows for the period ended March 31, 2008.

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

For the Period Ended March 31, 2008

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

For the Period Ended March 31, 2008

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

For the Period Ended March 31, 2008

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

3.

Non-Cash Transactions:

During the periods ended March 31, 2008 and 2007, the Company entered into certain non-cash activities as follows:

	2008	2007

Operating Activities
From issuance of shares for consulting and geological services	$1,366,515	$2,067,400

The Company issued 595,000 shares in exchange for services rendered at a trading value of $1.98 for a total consideration of $1,178,100. This amount has been expensed as stock based compensation.

An amount of $188,415 was also expensed as stock based compensation for shares issued in prior periods.

The company also recorded $1,674,851 of stock based compensation for services rendered. Share issuance was recorded in the prior periods.

The company issued 175,000 common shares in exchange of geological services rendered or to be rendered in subsequent periods at trading values of $1.75 and $ 2.63 for a total consideration of $416,250. $159,421 is included in prepaid and deposits.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended March 31, 2008

(Expressed in United States dollars, unless otherwise stated)

3.

Non-Cash Transactions: (continued)

The company issued 18,519 common shares as payment on the San Miguel property, share issuance was recorded at a trading value of $2.70 for total considerations of $50,000.

4.

Capital Stock:

Authorized capital stock consists of 100,000,000 common shares with par value of $0.001 each. Capital stock transactions of the Company during the nine months ended March 31, 2008 are summarized as follows:

The Company issued 595,000 shares in exchange for services rendered at a trading value of $1.98 for a total consideration of $1,178,100. This amount has been expensed as stock based compensation.

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

The following share purchase warrants and agent compensation warrants were outstanding at March 31, 2008:

	Exercise Price	Number of warrants	Remaining Contractual Life (years)
Warrants	4.77	117,750	0.18
Warrants	4.77	210,000	0.18
Warrants	2.50	1,171,500	0.83
Agent compensation warrants	2.10	623,909	1.00
Warrants	2.90	5,199,248	1.00
Warrants	3.25	1,000,000	1.58
Outstanding and exercisable at March 31, 2008		8,322,407

During the nine months ended March 31, 2008 the Company issued 1,000,000 warrants pursuant to private placement agreements at an exercise price of $3.25.

	March 31, 2008	June 30, 2007
Risk free interest rate	4.50%	4.68%
Expected dividend yield	2 years	2 years
Expected stock price volatility	62%	75%
Expected life of options	0%	0%

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended March 31, 2008

(Expressed in United States dollars, unless otherwise stated)

5.

Related Party Transactions:

During the period ended March 31, 2008, directors received payments on account of professional fees and reimbursement of expenses in the amount of $ 132,616 (2007: $83,955).

On January 8, 2008, the Company issued 195,000 shares to Directors as compensation at a trading value of $1.98 for a total consideration of $386,100. On January 8, 2008, an officer was awarded 400,000 shares as compensation vesting immediately at a trading value of $792,000. These shares have an internal hold period from grant date to July 9, 2008

On December 20, 2007, a director was issued 50,000 shares as compensation at a trading value of 1.75 for a total consideration of $87,500. These shares have an internal hold period from grant date to July 9, 2008.

During the period ended March 31, 2008 the Company made payments pursuant to a premises lease agreement with a corporation having a shareholder in common with a director of the company (see Note 11).

6.

Mineral Properties:

The Company has seven mineral properties located within Sierra Madre gold district, Mexico. The Company has capitalized acquisition costs on these mineral properties as follows:

	2008	2007
San Miguel Groupings	$2,468,832	$2,448,832
La Blanca	507,564	507,564
Santa Cruz	44,226	44,226
Andrea	20,000	20,000
Gissel	625	625
Cotaruse	10,000	10,000
Andean Gold Alliance	—	1,281,600
Montecristo III	—	189,449
Elyca	1,000,000	—
	$4,051,247	$4,502,296

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended March 31, 2008

(Expressed in United States dollars, unless otherwise stated)

6.

Mineral Properties: (continued)

a.

Interest in San Miguel Groupings (continued)

As at June 30, 2006, the company has made cash payments of $300,000 and issued 300,000 Rule 144 Restricted Common Shares thus giving the company a 35% interest in the San Miguel Groupings.

As of June 30, 2007, the company has expended more than $2,500,000 on exploration expenditures and issued an additional 400,000 shares at a value of $1,160,000, thereby earning its 70% interest. Upon earning a 70% interest the company is entitled to a 30% reimbursement of exploration expenditures from its joint venture partner (see note 13).

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

The company acquired the Elyca mining concession located in the municipality of Gauazapares, State of Chihuahua for a total price of $ 1,000,000. This amount was paid during the period ended March 31, 2008. Pursuant to the purchase agreement the company must issue an additional 250,000 shares to Minera Rio Tinto upon receipt of registration of the agreement with the Public Registry of Mining (see note 12).

7.

Fixed Assets:

		Accumulated	Net Book Value
	Cost	Amortization	2008	2007

Property and Equipment	$460,535	$109,220	$351,315	$164,634

During the period ended March 31, 2008, total additions to property, plant and equipment were $153,749 (2007- $139,884).

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended March 31, 2008

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

For the Period Ended March 31, 2008

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

For the Period Ended March 31, 2008

(Expressed in United States dollars, unless otherwise stated)

9.

Segmented Information:

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities.

Loss for the year by geographical segment for the period ended March 31, 2008:

	United States	Peru	Mexico	Total
Interest income	$417,331	$—	$372	$417,704

Expenses:
Exploration (note 13)	(423,810)	34,370	5,775,979	5,386,539
Professional fees	814,313	—	416	814,729
Travel and lodging	310,178	—	—	310,178
Geologist fees and expenses	286,404	61,398	290,990	638,792
Corporate communications	454,035	—	—	454,035
Consulting fees	147,536	—	—	147,536
Marketing	775,159	—	—	775,159
Office and administration	257,847	99,023	13	356,883
Interest and service charges	6,114	—	2,291	8,405
Franchise taxes	9,275	—	—	9,275
Insurance	48,309	—	7,836	56,145
Amortization	27,398	24,096	22,448	73,943
Rent	66,173	—	—	66,173
Miscellaneous	3,617	—	—	3,617
Financing	93,384	—	—	93,384
Stock based compensation	5,820,767	—	—	5,820,767
Total Expenses	8,696,699	218,888	6,099,973	15,015,559
Net loss	$8,279,368	$218,888	$6,099,600	$14,597,866

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended March 31, 2008

(Expressed in United States dollars, unless otherwise stated)

9.

Segmented Information: (Continued)

Loss for the year by geographical segment for the period ended March 31, 2007:

	United States	Peru	Mexico	Total
Interest income	$2,695	$—	$—	$2,695
Expenses:

Exploration	1,659,861	502,965	576,482	2,739,308
Professional fees	225,820	5,584	—	231,404
Travel and lodging	52,196	2,578	—	54,774
Geologist fees and expenses	1,597,617	—	225,342	1,822,959
Corporate communications	2,235,250	—	—	2,235,250
Consulting fees	2,850,994	42	—	2,851,036
Marketing	60,431	—	—	60,431
Office and administration	39,611	54,920	—	94,531
Interest and service charges	1,988	—	—	1,988
Insurance	64,256	—	—	64,256
Amortization	14,660	2,893	—	17,553
Rent	23,240	—	—	23,240
Miscellaneous	26,850	—	—	26,850
Stock Based Compensation	2,009,152	—	—	2,009,152

Total expenses	10,861,926	568,982	801,824	12,232,732
Net loss	$10,859,231	$568,982	$801,824	$12,230,037

Assets by geographical segment:

	United States	Peru	Mexico	Total

March 31, 2008
Mineral properties	50,625	10,000	3,990,622	4,051,247
Equipment	127,749	88,582	134,984	351,315

March 31, 2007
Mineral properties	625	1,799,164	2,702,507	4,502,296
Equipment	113,149	51,485	—	164,634

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

During the period ended March 31, 2008, the board granted 50,000 common stock options to a consultant exercisable until March 1, 2013, at a price of $2.25.

During the period ended December 31, 2007, the board of directors granted 1,342,000 common stock options to consultants exercisable until December 31, 2009, at a price of $2.50.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended March 31, 2008

(Expressed in United States dollars, unless otherwise stated)

10.

Employee Stock Option Plan: (continued)

Changes in the Company’s stock options for the period ended March 31, 2008 are summarized below:

	Number	Weighted Avg Exercise Price
Balance, beginning of year	1,620,000	$2.24
Granted Granted Granted Granted Granted	1,615,000 150,000 62,500 1,342,000 60,000	$2.42 $3.15 $2.50 $2.50 $2.50
Granted	50,000	$2.25
Expired	(60,000)	$2.37
Balance, end of period	4,839,500	$2.43

At March 31, 2008, there were 4,839,500 exercisable options outstanding.

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

2008
Risk free interest rate	4.50%
Expected dividend yield	0%
Expected stock price volatility	62%
Expected life of options	2 to 5 years

The grant-date fair value of options granted during the period ended March 31, 2008 was between $0.45 -$1.03.

Total stock-based compensation related to the issuance of options for the period ended March 31, 2008 was $2,752,841.

11.

Commitments:

Premises Lease

By a lease agreement dated July 6, 2006, with a company having a shareholder in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration:

2008	$ 80,798
2009	87,885

12.

Subsequent Events

Subsequent to March 31, 2008, the Company will be issuing 250,000 shares to Minero Rio Tinto as part of the purchase agreement for the Elyca property.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended March 31, 2008

(Expressed in United States dollars, unless otherwise stated)

13.

Unrecorded Accounts Receivable

The Company has not recorded amounts receivable from Tara Gold Resources Corp. (formerly “American Stellar Energy”) on account of its share of expenditures on the San Miguel project. A balance of $ 348,926 is owed from the 2007 exploration program. As collection is not reasonably assured, the Company has not recognized any recovery. The amount will be recorded as a recovery of exploration expenditures in the period received.

During the last 9 months ended March 31, 2008 the company recorded recoveries of $1,661,071 (2007 - $Nil). This amount has been recorded against exploration expenses; total exploration expenses before recoveries are $ 7,047,610 for the last 9 months ended March 31, 2008.

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

Paramount does not expect to generate revenues from the San Miguel project in the next year. Further, it is not Paramount’s objective to enter the mine management business. Rather, the Company hopes to identify a resource that will enable it to attract a larger company to partner with this company who has experience developing and managing a mine.

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

Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high of $1,010 per ounce in March 2008. Silver prices have experienced similar price increases from a low of approximately $4.25 per ounce to a high of $21.00 in March 2008. Even though the price of both gold and silver have declined since reaching their highs in March 2008, management remains encouraged with its drilling program and will continue to drill additional exploratory holes. If commercially recoverable deposits are identified, management intends to enter into an agreement with a mining partner who has experience in mining operations.

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

Our Operations:

Property Description and Location

San Miguel Groupings.

Our primary focus is the further exploration of our holdings within the San Miguel groupings in Chihuahua, Mexico within the Sierra Madre Occidental. We have a 70% interest in this project and we are the joint venture operator. Our joint venture partner is required to pay its proportionate share of all costs associated with exploration of the San Miguel project.

Further we are evaluating and preparing for drill testing geochemical targets at the 100% owned, 86,000 Hectare Andrea project also located in Chihuahua, Mexico

SAN MIGUEL OVERVIEW

Location

The San Miguel Project is located in southwestern Chihuahua in Northern Mexico, and is approximately 400 km by road from the state capital. The project is about 20 km north of the town of Temoris, adjacent to the village of Guazapares. It is accessible by vehicle and railway and has a well developed infrastructure with a recently constructed 33,000 volt power line. It is in the Guazapares mining district, which is part of the Sierra Madre Occidental gold-silver belt.

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

MAP 1 – SAN MIGUEL PROJECT LOCATION

Geology of the Area

Land Area

Until recently the San Miguel Project consisted of 16 smaller concessions clustered near Guazapares with a total area of 429.57 hectares, along approximately 8 kilometers of vein system strike length. Exploration efforts to date have been focused on this group. Recently the much larger Andrea, Gissel and Isabel concessions have been staked and a letter of intent to form a joint venture has been signed with Garibaldi Resources Corporation as part of a district wide exploration program. These concessions add 86,000 and 6,000 hectares, respectively, to the project.

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

These are multi-phase deposits which produced several phases of cross-cutting breccias and related hydrothermal alteration. Alteration ranges from peripheral propylitization to argillic alteration to strong to intense silicification, often with adularia development. This mineralization is physically expressed as sheeted quartz veins, silicified hydrothermal breccias, and vuggy, quartz- filled expansion breccias. Amethystine quartz is locally present. At many such deposits, such as those nearby at Palmarejo, there are at least two stages of gold-silver mineralization. The first is characterized by pyrite, sphalerite, galena and argentite in structurally controlled quartz vein breccias. There is often a later fine-grained, higher-grade, gold-silver, base metal-deficient phase cross-cutting the first. While Paramount has not yet carried out any detailed paragenetic studies, exposures in the San Jose and San Luis workings seem to confirm that sequence.

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

The San Miguel project has been divided into five zones, each with different geology, and thus, with a different development strategy they are:

1.

San Antonio

2.

Montecristo

3.

San Luis

4.

San Miguel

5

Guadalupe de los Reyes

UPDATE:

To date, more than 35,000 meters have been drilled in approximately 175 diamond drill holes, with results pending on several of these holes. More than 3,700 meters of trenching have been completed in 69 trenches testing only 7 kilometers of more than 10 kilometers of strike. All were angle holes and most were drilled at an angle of –55 to –65 degrees.

In most places the veins are dipping at angles from 60 to 70 degrees, thus a –55 degree hole oriented to intersect the vein would have cut it at an angle of approximately 60 degrees, rather than perpendicular to the vein. True thickness of the vein intercepts then is perhaps 80% of the apparent thickness in the core.

Recent Drill Assay Highlights:

Zone 2:

Montecristo Zone

Exploratory activities continue in the Montecristo zone. This Zone is located in the north eastern part of the San Miguel project in the Guazapares Mining District, Mexico. The Montecristo Zone lies 2.7 kilometers east of the newly discovered 'Clavo 99' in the San Miguel Zone.

Highlights of the results from Montecristo include: 31.71 meters of 1.38 g/t Au eq., 1.81 meters of 9.07 g/t Au eq., and 0.77 meters of 10.72 g/t Au eq.

These drill holes are located inside the Montecristo Zone which contains bulk-tonnage gold-silver targets associated with a rhyodacite dome complex. Gold and silver occur there largely as veinlets and disseminations in the silicified and brecciated margins of the intrusive bodies of the dome complex. This silicified breccia mineralization is cut by higher grade veins, some of which have old mine workings on them (see map of Montecristo Zone at www.paramountgold.com).

Initial rock chip sampling indicated that precious metal values extend tens of meters into the breccias away from the veins. Drilling was designed to test some of the veins and the wide breccia zones enclosing them. The eleven diamond drill holes cut a total of eight vein intercepts with an average grade of 7.83 grams per ton of gold equivalent, and an average true width of 1.0 meter; these intercepts ranged from a grade of 4.14 to 10.72 g/t of gold equivalent and from a true width of 0.8 to 1.8 meters. Some of these intercepts are from veins that were unknown before this drilling took place. The drill holes also cut five intercepts of silicified breccia with an average grade of 1.15 grams per ton of gold equivalent, and an average true width of 27.6 meters; these intercepts ranged from a grade of 0.92 to 1.38 g/t of gold equivalent and from a true width of 26 to 32 meters.

Highlights of these assay results are seen in the table below:

Hole	From	To	Interval	True Width	Gold	Silver	Gold Equiv.
Number	(meters)	(meters)	(meters)	(meters)	(grams/ton)	(grams/ton)	(grams/ton)
SC-01	24.50	41.90	17.40	15.76	0.15	7.80	0.28
SC-02	15.00	44.70	29.70	25.72	0.05	61.78	1.08
	92.50	93.50	1.00	0.77	0.43	326.00	5.86
SC-03	27.20	58.70	31.50	27.28	0.06	51.00	0.92
SC-04	27.40	57.00	29.60	25.63	0.11	57.00	1.06
	including:			1.65	0.16	155.00	2.75
SC-05	53.70	70.00	16.30	14.77	0.09	46.00	0.86
	70.00	105.00	35.00	31.71	0.12	75.51	1.38
	including:			0.91	0.18	424.00	7.25
				1.81	0.49	515.00	9.07
SC-06	8.60	22.00	13.40	11.60	0.14	43.00	0.86
	132.50	134.30	1.80	1.27	0.37	226.00	4.14
SC-07	0.00	38.80	38.80	31.78	0.20	10.00	0.36
	including:			12.61	0.29	13.00	0.51
SC-08	8.30	26.83	18.53	14.19	0.41	16.00	0.68
	44.50	46.50	2.00	1.53	0.15	79.00	1.46
SC-09	0.00	18.50	18.50	14.17	0.24	19.67	0.57
	18.50	54.65	36.15	27.69	0.16	64.03	1.23
	including:			0.77	0.39	389.00	6.87
				1.69	0.04	14.30	0.27
				24.36	0.17	43.73	0.90
				0.88	0.00	438.00	7.30
	90.50	91.50	1.00	0.77	10.65	3.90	10.72
SC-10	0.00	7.20	7.20	5.09	0.18	24.00	0.58
	7.20	8.40	1.20	0.85	0.13	412.00	7.00
	17.00	21.00	4.00	2.83	0.05	44.00	0.78
SC-11	47.00	52.00	5.00	2.87	0.03	39.00	0.63
	56.80	65.00	8.20	4.71	0.03	30.00	0.55

MC-02
MC-03
MC-04
MC-01
SC-09
SC-10
SC-11
SC-08
SC-07
SC-05
SC-03
SC-06
SC-04
SC-02
SC-01
0 20 50 100 mts
GRAPHIC SCALE
SYMBOLS
MONTECRISTO PYROCLASTIC SEQUENCE
MONTECRISTO BRECCIA
FELDSPAR PORPHYRY
SAN MIGUEL DACITE
SAN JOSE ANDESITIC SEQUENCE
LITHIC TUFF
QUARTZ VEINS
MC-24
COLLARED DRILLHOLE
OLD MINE WORKINGS
PARAMOUNT
gold & silver
SAN MIGUEL PROJECT
MONTECRISTO AREA
GEOLOGY AND DRILLING MAP
GUAZAPARES, CHIHUAHUA, MEXICO

Zone 4:

San Miguel Zone

The Company continues to explore mineralized deposits in the San Miguel Zone of its San Miguel project, which hosts Paramount’s recently discovered ‘Clavo 99’.

Drilling commenced in this area with four holes, SM-01 to SM-04, and were selected because of very good grades in 12 surface channel samples across the vein, which averaged 9 meters at 4.22 g/t Au Eq. This area also has several shallow old mine workings, which had high precious metal grades according to local miners. The assay results tabulated below support that suggestion. These results are particularly exciting because the ratio of gold to silver is significantly higher than at other portions of the property.

The results from holes SM-05 to SM -18 released from the San Miguel Zone allowed Paramount to confirm their first high grade zone, which is named ‘Clavo 99’. These drill holes extended the high grade gold and silver mineralization found in holes SM-01 to SM-04 by a 100m down dip: SM-13 (12.53m of 1.38 g/t Au Eq. and 1.03m of 9.26 g/t Au), SM-15 (4.02m of 13.87 g/t Au Eq.) and SM-18 (8.03m of 2.22 g/t Au Eq.), and 100m along strike to the southeast: SM-05 (5.06m of 3.71 g/t Au Eq.) and SM-07 (6.65m of 5.18 g/t Au Eq.).

The next two sets of results, SM-19 through SM-24 further extended the parameters of ‘Clavo 99’ to at least 400 m long and persists to a depth of at least 200m. Drilling continues with the intention of extending ‘Clavo 99’ both along strike and to greater depths. Below are a summary of all assay results (SM-01 through SM-24) released from the San Miguel Zone as of March 31, 2008.

Hole	From	To	Interval	True Width	Gold	Silver	Gold Equiv.	Gold Equiv.
Number	Meters	Meters	Meters	Meters	grams/ton	grams/ton	grams/ton	grams x meters
SM-01	42.00	72.00	30.00	19.29	0.32	113.00	2.20	42.44
	Including:			4.82	0.51	296.00	5.45	26.27
	72.00	86.00	14.00	9.00	2.99	149.00	5.48	49.32
	Including:			2.57	7.08	373.00	13.30	34.18

SM-02	50.45	65.00	14.55	11.15	0.47	220.00	4.13	46.05
	Including:			0.31	2.93	3160.00	55.60	17.24

SM-03	34.50	48.10	13.60	10.42	0.48	410.00	7.33	76.38
	Including:			0.77	1.86	2610.00	45.36	34.93
	48.10	48.55	0.45	0.34	Cavity
	48.55	60.50	11.95	9.15	0.37	105.00	2.12	19.40
	Including:			0.77	1.26	384.00	7.66	5.90

SM-04	30.20	36.00	5.80	4.44	0.13	595.00	10.05	44.62
	52.70	56.80	4.10	3.14	0.96	545.00	10.03	31.49
	Including:			0.61	1.93	1445.00	26.01	15.87
	95.30	100.00	4.70	3.60	13.93	115.00	15.85	57.06
	including:			0.69	47.90	138.00	50.20	34.64

SM-05	50.75	57.90	7.15	5.06	1.05	159.00	3.71	18.76
	Including:			3.01	0.99	258.86	5.30	15.95

SM-06	51.90	62.00	10.10	7.14	0.82	41.00	1.50	10.71
	Including:			1.34	2.28	120.00	4.29	5.76
	98.50	115.00	16.50	10.94	0.75	18.00	1.05	11.49
	Including:			1.00	4.49	19.00	4.81	4.81

SM-07	45.00	48.60	3.60	2.55	0.48	60.00	1.48	3.77
	48.60	50.80	2.20	1.56	Cavity
	50.80	56.00	5.20	3.68	0.46	67.00	1.58	5.81
	56.00	56.60	0.60	0.42	Cavity
	56.60	66.00	9.40	6.65	0.93	255.00	5.18	34.43

SM-09	74.35	75.15	0.80	0.57	2.70	129.00	4.85	2.74
	84.20	86.50	2.30	1.63	1.03	147.00	3.47	5.64
	102.65	108.00	5.35	3.78	2.44	216.47	6.05	22.87
	Including:			1.27	6.75	15.00	7.00	8.91
	Including:			0.71	0.00	1050.00	17.50	12.37
	133.00	135.00	2.00	1.15	4.30	88.00	5.75	6.59

SM-10	54.90	58.90	4.00	2.83	1.23	207.00	4.69	13.26
	134.00	134.80	0.80	0.40	3.94	107.00	5.72	2.29
	134.80	136.30	1.50	0.75	Cavity
	136.30	137.10	0.80	0.40	3.61	91.00	5.13	2.05

SM-11	26.50	28.20	1.70	1.30	0.28	140.00	2.60	3.39
	65.30	69.30	4.00	3.06	2.10	15.00	2.35	7.20
	85.00	86.00	1.00	0.77	64.70	0.00	64.70	49.56
	154.10	155.30	1.20	0.77	93.70	0.00	93.70	72.19

SM-13	122.10	123.70	1.60	1.03	6.39	172.00	9.26	9.52
	including			0.51	12.65	231.00	16.50	8.48
	123.70	143.20	19.50	12.53	0.76	37.23	1.38	17.30
	including			4.82	1.22	78.23	2.52	12.15
	157.00	163.80	6.80	4.37	1.04	5.76	1.13	4.94

SM-14	38.00	41.00	3.00	2.60	0.48	33.00	1.03	2.68

SM-15	130.80	132.70	1.90	1.14	3.30	502.95	11.68	13.32
	including			0.48	6.02	1090.00	24.19	11.61
	139.00	145.70	6.70	4.02	4.32	572.73	13.87	55.76
	including			0.60	4.85	1785.00	34.60	20.76
	including			0.60	15.40	186.00	18.50	11.10
	148.40	151.10	2.70	1.62	7.94	35.00	8.53	13.82

SM-16	45.50	49.70	4.20	3.64	0.51	323.00	5.89	21.42
	140.00	148.00	8.00	6.93	0.98	4.00	1.05	7.27

SM-18	93.30	99.00	5.70	3.66	0.10	292.00	4.96	18.15
	99.00	105.40	6.40	4.11	0.06	55.00	0.97	3.99
	139.00	151.60	12.60	8.03	1.53	41.00	2.22	17.82
	including			1.28	4.90	118.00	6.86	8.81
	including			1.28	3.41	6.00	3.50	4.49

SM-19	53.00	54.10	1.10	0.95	1.10	5.00	1.18	1.12

SM-20	117.55	121.30	3.75	2.65	1.23	834.00	15.12	40.09
	Including:			0.92	2.51	1615.00	29.43	27.05
	129.50	138.35	8.85	6.26	2.41	20.00	2.75	17.21
SM-21	76.80	82.85	6.05	5.48	0.22	47.00	1.01	5.54
	including:			0.91	0.18	139.00	2.50	2.27

SM-22	69.90	73.50	3.60	2.95	0.96	47.00	1.74	5.13

SM-23	87.50	88.50	1.00	0.87	3.74	26.00	4.17	3.61

SM-24	132.50	144.50	12.00	10.39	3.52	60.00	4.53	47.08
	including:			2.86	2.91	134.85	5.15	14.72
				0.87	12.65	190.00	15.82	13.70
				6.67	2.61	11.35	2.80	18.65

	146.60	147.80	1.20	1.04	4.13	16.00	4.40	4.57
	154.70	155.40	0.70	0.61	1.70	6.00	1.80	1.09

Average:	132.50	155.40	22.90	19.83	2.19	32.88	2.74	54.29

Maps of all the zones are available at http://www.paramountgold.com/projects/san_miguel_maps.asp.

Zone 5:

Guadalupe de Los Reyes Zone

The Company has recently completed assay results from sampling of veins and breccias in the previously untested Guadalupe de Los Reyes area in its San Miguel project. The Guadalupe de Los Reyes area is inside the large rhyodacite dome complex that is exposed between the San Miguel and Montecristo zones. The better precious metals grades are associated with northeast and northwest trending fault zones, which is consistent with our project exploration model. Gold and silver occur in quartz veins and hydrothermal breccias along the faults, as well as in adjacent quartz veinlet stockworks and breccias.

The principal structure is exposed for approximately one hundred meters along strike, and appears to continue under cover to the northeast. The Guadalupe de Los Reyes mine is found on this principal structure and is the site of historic, small-scale, high-grade gold production.

Sampling and geologic mapping are ongoing, tracing these structures and parallel ones along strike, with the goal of defining drilling targets. These recent are particularly exciting because they indicate that this is a gold-dominant part of the system, with excellent gold grades and high gold-to-silver ratios. As noted in the table below, the mineralization exposed on the surface is several meters wide with grades in the 3.7 to 6.6 grams of gold per ton range. Underground sampling of accessible portions of the old Guadalupe de Los Reyes mine, down to a depth of 20 meters from the surface, included short intervals with grades of up to 20.7 grams of gold per ton.

Surface samples:

Width (m)	Au (g/t)	Ag (g/t)
5.8	3.69	35
5.4	6.64	10
Underground samples (Guadalupe de Los Reyes Mine):
1.0	20.70	30
1.0	18.45	64
1.8	11.05	34

Quality Control

Paramount takes detailed digital photos of the entire core before it is cut by saw to half core which is assayed at ALS Chemex's Vancouver laboratory. As part of quality assurance, quality control (QA/QC), Paramount has put into place a detailed program of periodically introducing certified standards, blanks and duplicates into the sample stream. Half-core samples are being retained on site for verification and reference purposes.

The qualified person who reviews the news releases is Dana C. Durgin, M. Sc. Economic Geology. He is a Certified Professional Geologist (CPG #10364) with the American Institute of Professional Geologists, and a Registered Professional Geologist in Wyoming (PG-2886).

Comparison of Operating Results for the Three and Nine Months ended March 31, 2008 to the Three and Nine Months Ended December 31, 2007

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities. Interest income for the three and nine months ended March 31, 2008 were $81,146 and $417,704 as compared to $2,434 and $2,695 for the three and nine months ended March 31, 2007. Total interest earned since inception (March 25, 2005) is $693,169 The interest income has been generated as a result of financings which were concluded in 2007. Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes. Unless we receive additional funds from the exercise of outstanding options or warrants, we anticipate that our interest income will decline as our cash reserves will diminish as we expand our exploratory activities.

Operating Expenses

For the three and nine months ended March 31, 2008 our total operating expenses were $4,716,907 and $15,015,569 as compared to $6,255101 and $12,235,832 for the three and nine months ended March 31, 2007. Total expenses since inception through March 31, 2008 were $32,629,163. Total operating expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 declined approximately 25% while total operating expenses for the nine months ended March 31, 2008 reflect an overall increase of approximately 23%.

Exploration costs continue to be our single largest expense items increasing from $771,964 to $1,657,369 and from $2,739,308 to $5,386,539 for the three and nine months ended March 31, 2007 as compared to the comparable periods in 2008. Our total exploratory costs since inception are $10,279,461. We expect that we will continue to incur a minimum of $500,000 per month in exploratory drilling costs for the next three months as the Company continues to expand its drilling program based on the drilling results received to date and the attempt to identify proven mineral reserves of both gold and silver, of which there can be no assurance.

In order to preserve cash for drilling expenses, we continue to rely on stock based compensation. Stock based compensation has proven to be an attractive means to compensate some of our key employees, directors and consultants. Management believes that by utilizing the Company’s common stock as incentive for quality work, the return on its investment will in the long run, be more beneficial to the Company than simply cash compensation. In addition, we have used our common stock to finance the acquisition of several of our mineral properties. Stock based compensation declined from $2,009,152 to $1,574,510. Since we did not rely upon stock based compensation until our third fiscal quarter in 2007, overall stock compensation for the nine months ended March 31, 2008 was $5,820,777. Total stock based compensation since inception is $13,957,572.

Since acquiring our 70% interest in the San Miguel groupings, we have spent $1,675,343 in geology fees and related expenses. Most of these fees were incurred during the first nine months of 2007. Geologists had to be hired to evaluate the mining concessions and identify the most advantageous locations to drill holes. Drilling expenses for the three and nine months ended March 31, 2008 were $432,349 and $638,792 as compared to $933,418 and $1,822,959 during the comparable period in 2007.

Corporate communications fees, declined to $135,202 and $454,035 for the three and nine months ended March 31, 2008 from $904,947 and $2,235,250 during the comparable period in 2007. During 2006, a significant portion of this expense was stock based compensation while during 2007, we relied primarily upon our cash reserves for these expenses. Notwithstanding the foregoing, stock based compensation for the nine months ended March 31, 2008 totaled $5,820,777 as compared to $2,009,152 for the comparable period in 2007.

With the growth and success of the Company’s exploration program, our dual listings on the American Stock Exchange and the Toronto Stock Exchange we believe that market awareness and investor relations is a critical component of our business strategy. As a result, marketing expenses increased to $275,851 and $775,159 for the three and nine months ended March 31, 2008 as compared to $ 21,969 and $ 60,431for the comparable period in 2006. As our operations increase and we bring more work in-house, office and administrative expenses increased to $133,160 and $356,883 for the three and nine months ended March 31, 2008 as compared to $69,086 and $94,531 for the comparable periods in 2007.

Professional fees for the three and nine months ended March 31, 2008 increased to $288,922 and $814,729 from $182,741 and $231,404 for the comparable periods in 2007. Professional fees incurred with respect to our listing on the American Stock Exchange, Toronto Stock Exchange, legal fees incurred with respect to our mining operations in Mexico as well as regulatory compliance matters were the primary reason for this significant increase in expenses.

Net Income (loss)

Our Net Loss for the three and nine months ended March 31, 2008 was $(4,635,761) and $(14,597,866) as compared to a net loss of $(6,252,667) and $(12,230,037) in 2007. Due to foreign currency translation adjustments, our total comprehensive loss for the three and nine months ended March 31, 2008 was $(4,672,302) and $(14,606,859). Our Net Loss per Share was $ (0.096 and $(0.308) as compare to a Net Loss per Share of $(0.163) and $(0.357) during the comparable periods in 2007. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

March 31, 2008 as compared to June 30, 2007

As of March 31, 2008 , we had cash totaling $8,255,387 as compared to $16,231,388 as of June 30, 2007. This decline of approximately $8 million is directly attributable to increased costs associated with our expanding drilling operations and general overhead. Amounts receivable totaled $1,073,734 as compared to $944,069 and represent primarily value added tax refunds receivable from the Mexican government Prepaid expenses and deposits were $498,614 as compared to $1,741,625. The significant decline in prepaid expenses is primarily attributable to stock based compensation which has been earned since the date of issuance of the common stock. Total current assets were $9,827,734 as compared to $18,917,082.

Our long term assets at March 31, 2008 totaled $4,402,562 as compared to $3,272,756 as of June 30, 2007. Long term assets consist of our mineral properties located within the Sierra Madre gold district in Mexico which we valued at $4,051,247. The Company has capitalized the acquisition costs of these properties. We also have fixed assets consisting of property and equipment totaling $351,315 as compared to $271,509 as of June 30, 2007.

Total assets at March 31, 2008 were $14,230,297 as compared to $22,189,838 as of June 30, 2007. This represents a decline of approximately 36% which is primarily attributable to a decline in our cash holdings of approximately 51%. We will continue to utilize our cash to finance our expanding drilling operations and for general corporate expenses.

Our current liabilities as of March 31, 2008 totaled $779,460 as compared to $779,345, at June 30, 2007.

We have a working capital surplus at March 31, 2008 (current assets less current liabilities) of $9,048,274 as compared to a working capital surplus of $18,137,737 as of June 30, 2007, representing a decline of approximately 50%. We anticipate that we will be able to meet our currently existing ongoing contractual commitments for any property or mineral rights and have sufficient financial resources to fund our ongoing exploration and geological endeavors.

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

The functional currencies of the Company’s wholly-owned subsidiaries are the Mexican peso and Peruvian sol. The financial statements of the subsidiaries are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.

Controls and Procedures.

As of the end of the period covered by this Report, the Company's President, and principal financial officer (the “Certifying Officers”), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including those officers, to allow timely decisions regarding required disclosure.

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

Item 4(t)

Controls and Procedures

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1(a)

Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-KSB for the period ended June 30, 2007.

Item 2.

Unregistered Sales of Equity Securities,

On January 8, 2008 we issued a total of 595,000 shares of our common stock to members of our Board of Directors pursuant to the 2007/08 Equity Plan.

Name:

No. of Shares

John Carden

50,000

Daniel Hachey

50,000

Charles W. Reed

40,000

Ian Talbot

55,000

Christopher Crupi

400,000

The shares were issued in consideration for the various committee positions on which each of the Board members served and in the case of Mr. Crupi, for his performance as chief executive officer.

Item 3.

Defaults upon senior securities.

None

Item 4.

Submission of matters to a vote of security holders.

None

Item 5.

Other information

None

Item 6.

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation filed for a name change on August 24, 2007 filed as an exhibit to our Form 8-k filed November 2, 2005
3.2	Certificate of Amendment to Articles of Incorporation filed as exhibit to our Form 8-k filed August 28, 2007
3.3	Bylaws. Filed as an exhibit to our Form 8-k filed August 28, 2007
4.1	2006/07 Stock Incentive and Equity Compensation Plan filed as an exhibit to our Form S-8 Registration Statement filed November 11, 2006
4.2	2007/08 Stock Incentive and Equity Compensation Plan filed as an exhibit to our proxy statement filed on June 29, 2007
4.3	Registration Rights Agreement filed as an exhibit to Form 8-k filed April 6, 2007
4.4	Warrant Agreement filed as an exhibit to Form 8-k filed April 6, 2007
4.5	Broker Warrant Agreement filed as an exhibit to Form 8-k filed April 6, 2007
4.6	Form of Warrant Agreement issued to Anima S.G.R.p.a. and affiliates filed on Form S-3 filed January 24, 2008
10.1	Option Agreement on San Miguel Properties. Filed as an exhibit to Form 10-Sb on November 2, 2005
10.2	Agency Agreement with Blackmont Securities filed as an exhibit to Form 8-k on April 6, 2007
31.1	Section 302 Certification of the Principal Executive Officer *
31.2	Section 302 Certification of the Principal Financial Officer *
32.1	Section 906 Certification of the Principal Executive Officer *
32.2	Section 906 Certification of the Principal Financial Officer *

———————

*

Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

Date: May 9, 2008	By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
Chief Executive Officer

Date: May 9, 2008		/s/ LUCIE LETELLIER
Lucie Letellier
Chief Financial Officer