Form 10KSB/A
period 2007-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2008-05-13
CIK 1342854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

AMENDMENT NO. 2

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

This Form 10-KSBA-2 contains "forward-looking statements" relating to Paramount Gold and Silver Corp. ("Paramount” "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSBA-2 that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

EXPLANATORY NOTE

Paramount Gold and Silver Corp. is filing this Amendment No. 2 to our Annual Report on Form 10-KSBA-2  for the fiscal year ended June 30, 2007, as filed with the U.S. Securities and Exchange Commission on September 27, 2007. This Amendment No. 2 is being filed to amend and restate the information provided under Item 9(a) of Part II, “Controls and Procedures.” This Amendment No. 2 responds to the comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

This Amendment No. 2 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 2 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-KSB on February 29, 2008  and does not modify or update the disclosures in the Annual Report on Form 10-KSBA-1 in any way.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been re-executed and refilled as of the date of this Amendment No.2 and are included as Exhibits 31.2, 31.2, 32.1and 32.2 hereto.

This Amendment No. 2 should be read in conjunction with the original filing of our Annual Report on Form 10-KSB and any amendments thereto,  and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-KSB

Item 9A - CONTROLS AND PROCEDURES

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

Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded:

That the Company maintains reasonably detailed records to accurately and fairly reflect the transactions and disposition of the Company’s assets.

That the Company’s  transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles,  and that receipts and expenditures  are being made only in accordance with either management’s authorization or the authorization of the Company’s Board of Directors.

That the controls and procedures currently in place will provide for timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

.

PARAMOUNT GOLD AND SILVER CORP.

By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
CEO and Director

By:	/s/ LUCIE LETELLIER
Lucie Letellier
Chief Financial Officer

Date:  May 13, 2008

POWER OF ATTORNEY

By signing this Amendment Number 2  to the Annual Report on Form 10-KSB below, I hereby appoint Christopher Crupi as my attorney-in-fact to sign all amendments to this Form 10-KSB  on my behalf, and to file this amended Form 10-KSB (including all exhibits and other documents related to the Form 10-KSB) with the Securities and Exchange Commission. I authorize my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHRISTOPHER CRUPI	Chief Executive Officer/Director	May 13, 2008
Christopher Crupi

/s/ CHARLES REED	Vice President/Director	May 13, 2008
Charles Reed

/s/ JOHN CARDEN	Director	May 13, 2008
John Carden

/s/ DANIEL HACHEY	Director	May 13, 2008
Daniel Hachey

/s/ IAN TALBOT	Director	May 13, 2008
Ian Talbot

/s/ MICHEL YVAN STINGLHAMBER	Director	May 13, 2008
Michel Yvan Stinglhamber

PARAMOUNT GOLD AND SILVER CORP.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation filed for a name change on August 24, 2007 (Filed as part of our Form 10-SB on 11/2/05
3.2	Certificate of Amendment to Articles of Incorporation filed as an exhibit to our Form 8-k filed 8/28//07
3.3	Bylaws filed as an exhibit to our Form 8-k filed on 8/28/07
4.1	20006/07 Stock Incentive and Equity Compensation Plan filed as on exhibit on Form S-8 filed November 8, 2006
4.2	2007/08 Stock Incentive and Equity Compensation Plan filed as an exhibit to our proxy statement on 6/29/07
4.3	Registration Rights Agreement filed as an exhibit to Form 8-k filed 4/6/07
4.4	Warrant Agreement filed as an exhibit to Form 8-k filed 4/6/07
4.5	Broker Warrant Agreement filed as an exhibit to Form 8-k filed 4/6/07
10.1	Option Agreement on San Miguel properties. Filed as an exhibit to Form 10-SB filed on 11/2/05
10.2	Agency Agreement with Blackmont Securities filed as an exhibit to Form 8-k filed 4/6/07
31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 filed on Form 10-KSBA-2 dated May 12, 2008
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed on Form 10-KSBA-2 dated May 12, 2008
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed on Form 10-KSBA-2 dated May 12, 2008
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed on Form 10-KSBA-2 dated May 12, 2008

———————

* Filed Herewith