Form 10-K
period 2008-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2008-09-25
CIK 1342854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

PARAMOUNT GOLD AND SILVER CORP.

(Exact name of registrant as specified in its charter)

———————

Delaware	01-51600	20-3690109
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

346 Waverley Street   Ottawa, Ontario, Canada K2P 0W5

(Address of Principal Executive Office) (Zip Code)

(613) 226-9881

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer ✓	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the American Stock Exchange on December 31, 2007 was approximately $74,500,000.

The number of shares of the Registrant’s common stock outstanding as of August 31, 2008 was 48,620,997.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

A court.		Yes		No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate by check mark the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 48,620,997 shares of Common Stock, $.001 par value as of August 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1)Any annual report to security holders;(2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

This Form 10-K contains "forward-looking statements" relating to Paramount Gold and Silver Corp. ("Paramount” "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I

Item 1.

Description of Business.

Overview and History:

We are a Delaware corporation. We were incorporated on March 29, 2005. Our principal offices are located at Suite 110, 346 Waverley Street, Ottawa, Canada K2P 0W5. We also have a field office located in Temoris, Mexico. We are an exploration stage mining company which has as its core business, precious metals exploration. Our primary objective is to explore and develop the San Miguel project. Through our wholly owned Mexican subsidiary, Paramount Gold De Mexico S.A. de C.V.,we currently hold a 70% interest in the San Miguel Property and are the joint venture manager. We also own additional mining concessions in the state of Chihuahua, Mexico. We will continue to explore additional opportunities through other joint ventures and acquisitions. Previously, we entered into agreements to explore properties in Argentina, Chile and Peru. Preliminary drilling results were not favorable and we have for now discontinued drilling operations in these countries. We do not expect to generate revenues from these projects nor is it our objective to enter the mine management business. Rather we hope to identify a resource that will enable us to attract a larger company to partner with who has experience developing and managing a mine.

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

Most recently, on July 23, 2008 we completed two private placements totaling $1,489,000 ($1.5 million Canadian) whereby we sold a total of one million units at a cost per unit of $1.39. Each unit consisted of one share of common stock and one half common stock purchase warrant. The warrants are for a term of one year at an exercise price of $2.10 or for two years at a price of $2.50 (Canadian) per share.

The Company will require additional working capital to continue its exploratory activities.

Inter-corporate Relationships:

We currently have three wholly owned subsidiaries.

•

Paramount Gold de Mexico S.A. CV operates our interest in Mexico

•

Compania Minera Paramount SAC used to operate and hold our mining interests in Peru.

•

We have also in August 2008 formed a Delaware corporation, Paramount Metals Corp. whose focus is base metal exploration.

MARKET DESCRIPTION

Gold and Silver:

We are a precious metals exploration and development company. The gold and silver markets have been strong since 2001, where gold has increased from $268 per ounce to a high of over $1,000 per ounce to its current price of approximately $800 per ounce. Silver has increased from $4.58 per ounce to a high of $21.00 per ounce to its current price of approximately $13.85 per ounce (as of September 5, 2008). Management believes that both the gold and silver markets will remain strong for the foreseeable future. Management believes that for so long as gold remains above $300 per ounce, the San Miguel Groupings in Mexico, can be commercially exploited.

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

Employees

As of August 31, 2008, the Company had 42 employees and consultants, of which 29 are located in Mexico and 13 which are located in Canada and the United States.

Facilities

Our corporate office is located at Suite 110, 346 Waverly Street, Ottawa, Ontario K2P 0W5. We rent approximately 2,700 square feet of office space at a cost of approximately US $ 7,325 ($6,987 per month Canadian). We also have an office in Temoris, Mexico. All of our office leases are in good standing.

San Miguel Groupings.

Our exploratory activities are concentrated within the San Miguel Groupings.

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

Land Area

The San Miguel project consists of 18 concessions totaling approximately 422.17 hectares clustered along approximately 8 kilometers of vein system strike length near the village of Guazapares and a subparallel vein structure approximately 3 kilometers to the west, near the village of Batosegachi. Exploration efforts to date have been focused on this group and are set forth in Table one.

In addition to the San Miguel concessions, we have the Andrea, Gissel and Isabel concessions totaling over 84,000 hectares that form the Andrea Project east of the San Miguel Project.

The Chihuahua Informe Pericial (Department of Mines) administers the concessions in this area. As part of the concession acquisition process, concession boundaries are surveyed.

PROPERTY LOCATION MAP

109°
107°
105°
103°
31°
27°
AZ
NEW MEXICO
TEXAS
El Paso
Cuidad Juarez
UNITED STATES
MAP AREA
(CHIHUAHUA)
Gulf
Of
Mexico
Pacific
Ocean
MEXICO
San Pedro
Corralitos
Nuevo
Casas Grandes
SONORA
CHIHUAHUA
Dolores
Mulatos
Yecora
Pinos Altos
La Junta
Ciudad Chihuahua
Plomosas
San Carlos
Santa Eulalia
La Perla
Moris
Ocampo Project
Cusihuiriachic
Naica
COAHUILA
Rio Mayo
Rio Grande
Sierra Madre
Gold Silver Belt
San Miguel
Palmarejo
Millonaria
Urique
El Sauzal
Batopilas
Lluvia de Oro
Parral
Sta. Barbara
Choix
Morelos
La Dura
Calabacillas
Nepomuceno
SINALOA
Los Mochis
Tameapa
DURANGO
Torreon
Gulf Of
California
2
10
16
37
45
49
N
0
40
200
Kilometres

Paramount GOLD

San Miguel Project

Property Location Map

Guazapares

Chihuahua, Mexico

December 2006

Figure 1

Figure 1: Property Location Map

The following table outlines our concessions within the Sam Miguel project:

Table 1

San Miguel Project Concessions

San Miguel Project Concession Data

Group	Concession Name	Title #	Area (ha)	Owner
San Miguel	San Miguel	166401	12.9458	PGM (70%) / Amermin (30%) (1)
	San Juan	166402	3.00	PGM (70%) / Amermin (30%)
	San Luis	166422	4.00	PGM (70%) / Amermin (30%)
	Empalme	166423	6.00	PGM (70%) / Amermin (30%)
	Sangre de Cristo	166424	41.00	PGM (70%) / Amermin (30%)
	Santa Clara	166425	15.00	PGM (70%) / Amermin (30%)
	El Carmen	166426	59.0864	PGM (70%) / Amermin (30%)
	Las Tres BBB	166427	23.001	PGM (70%) / Amermin (30%)
	Swanwick	166428	70.1316	PGM (70%) / Amermin (30%)
	Las Tres SSS	166429	19.1908	PGM (70%) / Amermin (30%)
	El Rosario	166430	14.00	PGM (70%) / Amermin (30%)
	Guadalupe de los Reyes	172225	8.00	PGM (70%) / Amermin (30%)
La Blanca	Montecristo	213579	38.0560	Victor Manuel Gomez Fregoso
	Montecristo Fraccion	213580	0.2813	Victor Manuel Gomez Fregoso
	Montecristo II	226590	27.1426	Victor Manuel Gomez Fregoso
	Constituyentes 1917	199402	66.2403	Victor Garcia Jimenez
	Santa Cruz	186960	10.00	Luis Alberto Rascon Herrera
	Elyca	179842	10.0924	Paramount Gold de Mexico S.A. de C.V.

———————

(1)

PGM refers to Paramount Gold de Mexico S.A. de C.V. and Amermin refers to Corporacion Amermin S.A. de C.V.

Environmental Reports and Liabilities:

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

Except for some mining activities in the early 1900’s, there has been no mining activity on the San Miguel Groupings since the early 1900’s. In the 1990’s a very small and unsuccessful attempt was made to heap leach oxidized silver ores near the north end of the La Union area. It is possible that Paramount may be held responsible for the cleanup of these areas, should a mine be placed into production nearby. Management believes that any environmental cleanup would be minor and relatively inexpensive.

Climate:

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

Physiography:

Paramount’s San Miguel Project is near the center of the Sierra Madre Occidental range. This range is actually a relatively structurally undisturbed plateau composed of nearly flat-lying Tertiary volcanic rocks. It has been deeply incised by westward-flowing streams that have formed a series of steep walled canyons, or barrancas, separated by narrow plateau remnants.

The San Miguel project area terrain varies from hilly to steeply mountainous. Relief in the immediate project are is 375 meters with elevations varying from approximately 1,400 meters in valley floors to 1,775 meters on hilltops.

Undisturbed slopes in the area are covered by pine-oak forests. Areas with gentler slopes are used for small vegetable, corn plots and cattle pastures.

Local Resources, Infrastructure:

The Temoris area has reasonably good local infrastructure and a workforce familiar with mining operations. Temoris and Chinipas have populations of approximately 1500 to 2000 people each. Guazapares, situated approximately 11 kilometers (13 km and 25 minutes drive via road) north of Temoris and one kilometer from the San Miguel project, is a village of approximately 200 people. Several smaller villages are in the general area including Batosegachi in the San Miguel concession area and San Jose in the San Luis concession area. Basic supplies are available locally in Temoris but travel to Chihuahua is necessary for acquisition of most mining equipment and supplies.

A 33,000 volt power line stretches from Temoris northwest to Chinipas and a branch line was installed to Guazapares, becoming operational in December 2006. The power line to Guazapares is adequate for domestic use but is insufficient for mineral processing. Any future feasibility studies of potential mineral production and processing must consider either upgrading the power line or generating power on site.

Water is available at the project area from local streams and groundwater. Any future feasibility studies of potential mineral production and processing will need to consider the adequacy of available water supplies. Historically, water availability was adequate for underground mining at San Luis by the Alaska-Juneau Company in 1960; excessive water was a problem in the deeper workings. During the year we drilled several water exploration holes under the guidance of a hydrogeologist.

Current Agreements with respect to mining concessions:

San Miguel Group Agreement

The San Miguel Grouping forms the initial core of the property. It includes the concessions San Miguel, San Juan, San Luis, Empalme, Sangre de Cristo, Santa Clara, El Carmen, Las Tres BBB, Swanwick, Las Tres SSS, El Rosario, and Guadalupe de Los Reyes as listed in Table 1, a total of 275.3556 hectares. The San Miguel Groupings were acquired by Corporacion Amermin S.A., a subsidiary of Tara Gold Resource Corp. Paramount earned its 70% interest in the group by way of an option agreement with Corporacion Amermin S.A. dated August 03, 2005. Under the terms of the joint venture agreement, Paramount has earned its interest in the San Miguel property by making $450,000 in payments, issuing 700,000 restricted shares of Paramount common stock, and making $2.5 million in exploration expenditures. Paramount is also the Manager of the Joint Venture agreement effective February 7, 2007. If Corporacion Amermin chooses not to participate financially in the Joint Venture, its interest may be diluted to a 2% NSR, which may be decreased to 1% by a payment of $500,000 from Paramount to Amermin.

La Blanca Concession:

The La Blanca agreement includes the Montecristo, Montecristo II, Monecristo Fraccion, and Constituyentes 1917 concessions as listed in Table 1, a total of 131.7202 hectares. Paramount has invested the required $500,000 in exploration costs on the concessions and otherwise met its agreements with respect to these concessions. Additional payments will be due the concession owner based upon reserves. As a result of the foregoing, Paramount owns a 90% interest in this concession. Additional payments are linked to the definition of reserves. The sum of $1.00 is to be paid by August 31, 2007 for each gold-equivalent ounce of mineable reserves defined by December 31, 2006; the sum of $1.00 is to be paid by February 29, 2008 for each gold-equivalent ounce of mineable reserves defined by December 31, 2007 and; the sum of $1.00 is to be paid by August 31, 2008 for each gold-equivalent ounce of mineable reserves defined by December 31, 2008.

No mineable reserves have been defined to date and no payments have been made.

Santa Cruz Concession:

The Santa Cruz concession, totaling 10.00 hectares (Table 1) is subject to a purchase agreement for a price of $50,000. The full purchase price has been paid. The concession forms part of the Joint Venture area and such there is a 70%/30% Paramount/Amermin equity interest therein.

Elyca Concession:

The Elyca concession, totaling 10.0924 hectares (Table 1), was purchased from Minera Rio Tinto, S.A. de C.V. for cash and stock and was registered with the Public Registry of Mining. Paramount owns a 90% joint venture interest in this concession

Letter of Intent with Mexoro Minerals Ltd.

In order to increase exploration and drilling opportunities in the San Miguel region, we have signed a Letter of Intent to create a strategic alliance with Mexoro Minerals Ltd ., a Colorado corporation and its wholly owned Mexican subsidiary. Mexoro’s mining concession are adjacent to our San Miguel grouping. Both companies operate projects in the Guazapares district and the Sierra Madre gold-silver belt. The companies intend to form a joint exploration and development management committee with the responsibility of reviewing and planning the exploration programs of both companies. With respect to the San Miguel property, the agreement would see Paramount’s San Miguel, Elyca and Empalme concessions which host the San Miguel vein “Clavo 99” area, combined with Mexoro’s Encino Gordo project for a land package in excess of 1,000 hectares.

The purpose of the strategic alliance will be to maximize shareholder value through:

A.

Collaboration of exploration and development work. Mexoro and Paramount expect to form a Joint Exploration and Development Management Committee, consisting of three representatives from each of Paramount and Mexoro . We expect the Committee will be responsible for reviewing and planning for exploration work and will meet on a regular basis and then report back to their respective boards;

B.

Consolidation of offices. In particular, the Mexoro head office will be relocated to Paramount’s corporate headquarters in Ottawa, Canada and the Mexican offices of both parties will be consolidated post closing; and

C.

Approaching the market in a combined and unified manner. This will enable both Paramount and Mexoro to maximize values with respect to the sale of either Paramount, Mexoro or the concessions/projects of the San Miguel and greater Guazapares areas.

In furtherance of these objectives, Paramount has loaned Mexoro Minerals Ltd. (“Mexoro”) a total of $1,370,000 pursuant to three secured convertible debentures. The first convertible debenture was in the amount of $500,000. The second convertible debenture was in the amount of $370,000 and the third convertible debenture was in the amount of $500,000. All three convertible debentures are secured by the assets of Mexoro, including but not limited to 49,999 (out of 50,000 issued and outstanding shares of common stock) of SunBurst de Mexico S.A. de C.V., a subsidiary of Mexoro. The notes are due May 9, June 18 and July 11, 2009 respectively. The notes provide for interest at the rate of 8% per annum and may be converted into Units of Mexoro at a conversion price of $.50 per Unit. Each unit consists of one share of Mexoro common stock and one half common stock purchase warrant. Each whole warrant entitles the holder thereof to purchase one share of Mexoro at an exercise price of $.75 per share. Except with respect to the due dates and the principal amount of the notes, the material terms and conditions of all three secured convertible debentures and the security agreements are identical in form and substance. If all of the convertible debentures and options were converted by Paramount into shares of common stock of Mexoro, Paramount would own approximately 13.3% of the issued and outstanding shares of common stock of Mexoro.

In addition to the funds Paramount has advanced to Mexoro, as part of the Letter of Intent with Mexoro, Paramount has the right to purchase 12 million units of Mexoro at a cost of $.50 per unit ($6 million in total). Paramount may complete the private placement at one time or in tranches over time as determined by Paramount in its sole discretion. Paramount was required to subscribe to the first 8 million units ( $4million) by August 5, 2008 and the remaining 4 million Units ($2 million) no later than November 1, 2008. As of the date of this filing Paramount has not subscribed for the option units and the option has now expired. Paramount has deferred interest payments on the notes receivable until October 10, 2008.

Figure 2: Location of Paramount’s San Miguel concessions and Mexoro’s Guazapares concessions east of Paramount’s San Miguel-Elyca-Empalme concessions

Figure 3: Location of Paramount’s San Miguel-Elyca-Empalme concessions and
Mexoro’s Encino Gordo project

Garibaldi Joint Venture:

 Paramount has entered into a joint venture agreement with Garibaldi Resources Inc. and acquired an interest in 17,208 hectares of property. The new agreement will cover approximately 6,657 hectares previously optioned in 2006 and adds several new parcels totaling 10,543 hectares under the umbrella of a joint venture. The property borders Paramount’s San Miguel property and brings a total of over 100,000 hectares of contiguous land holdings in the Guazapares mining district. .

As part of the transaction, Garibaldi will provide Paramount with its geologic data, including the results of its recent regional hyperspectral airborne survey. Paramount will be the exploration manager under the joint venture. As part of the joint venture with Garibaldi, Paramount has made an initial payment to Garibaldi in the amount of $100,000 to be credited against exploration expenditures. Paramount will earn a 50% interest by making an additional payment of $400,000, issuing 600,000 restricted shares of its common stock, and spending a total of $700,000 in exploration costs. Paramount has the opportunity to increase its interest to 70% by spending an additional $1 million in exploration expenditures within 30 months, making an additional payment of $500,000, and issuing an additional 400,000 restricted shares of Paramount common stock.

Upon earning a 70% joint venture interest, Paramount may increase its interest to 80% within 30 months of the signing of the Joint Venture Agreement, exclusively and limited to the approximately 6,657 hectares referred to in the October 6, 2006, agreement.

Other Agreements

Paramount staked the Andrea, Gissel and Isabel concessions that form the Andrea Project east of the San Miguel Project totaling over 84,000 hectares. As these were denounced (equivalent of staked), there are no associated agreements and Paramount has a 100% interest in these claims.

Geology:

Mineralization at the San Miguel project consists of multi-phase epithermal, low to intermediate sulphidation, silver-gold-(lead-zinc) bearing quartz vein and hydrothermal silicified breccia deposits that occur in north-northwest trending, steeply dipping complex fault zones. Quartz veins, silicified breccias, and quartz veinlet stockworks are distributed in an en echelon fashion along eight kilometers of strike length in the Guazapares Fault structure and within the parallel Batosegachic Fault structure approximately 3 km to the west. This type of mineralization is typical of the Sierra Madre Occidental silver-gold metallogenic province and has been exploited in the region since early Spanish colonial times.

Mineralization at the San Miguel Project is hosted by early Tertiary age Lower Volcanic Complex rocks - propylitically altered andesites and lesser rhyodacitic volcanic tuffs and related hypabyssal intrusions.

We have completed 69 trenches totaling 3,899 meters in various exploration areas along the Guazapares Fault structure. The trenches have been mapped and sampled and have guided diamond drilling. Channel sampling of surface outcrops and roadcuts were also completed at the San Miguel vein in the Batosegachic Fault structure approximately 3 km west of the Guazapares Fault.

We initiated diamond core drilling in April 2006. As of April 30th, 2008, 176 HQ size diamond drill holes (2.5 inch core) have been completed totaling 34,926 meters. 132 of the holes have been drilled in mineralized areas along the Guazapares Fault structure and 44 holes have targeted the San Miguel vein in the Batosegachic Fault. Drill core from all holes has been photographed, logged, split, sampled, and analyzed by ALS-Chemex Laboratory for silver, gold, lead and zinc, as well as a variety of trace elements. The diamond drill program will be ongoing, subject to sufficient working capital and additional financing.

Ground magnetic and IP geophysical surveys were conducted over the Project area from September 2007 to March 2008. We have integrated the geophysical data with surface geologic mapping, drilling and trenching data into a Vulcan-based model. It is anticipated that the integration and interpretation of the multi-disciplinary data will generate additional drill targets.

At the end of April 2008, we initiated preliminary metallurgical testing of selected mineralized drill core material. Our exploration to date has identified silver and gold mineralization with accompanying lead and zinc. We have outlined a zone of higher-grade mineralization at the San Miguel vein structure referred to as “Clavo 99”. Preliminary drilling to date has shown that “Clavo 99” persists for nearly 400 meters below the surface and has a strike length of at least 650 meters at this depth. “Clavo 99” mineralization remains open to the southeast and at depth, and its northwest limit is not well defined.

The San Miguel vein structure continues to be our current exploration focus at the San Miguel project.  Our drilling program for the remainder of the year will be subject to our securing additional financing. We had previously budgeted a total of approximately 17,510 meters diamond drilling and 7,110 meters of RC drilling. Additional drilling is also budgeted for the Santa Clara, Guadalupe de los Reyes and San Juan-Rosario concession areas.

REGIONAL GEOLOGY

The Guazapares district and the San Miguel project are located in the western part of the Sierra Madre Occidental (SMO) physiographic province. The SMO is characterized by a northwest trending plateau with an average elevation exceeding 2000 m asl, and covers an area approximately 1200 km long and 200–400 km wide, extending southeast from the border with the United States to the Trans-Mexican Volcanic Belt.

The term “Sierra Madre Occidental” is also used to describe the Tertiary volcanic province characterized by large volumes of silicic ignimbrites. Within this context, the Sierra Madre Occidental extends beyond the boundaries of the physiographic province and includes the Mesa Central and part of eastern Chihuahua. The Sierra Madre Occidental volcanic province is one of the largest silicic igneous provinces on Earth, covering an area of approximately 300,000 km2 (Ferrari et al., 2007).

In the Guazapares district, regionally weakly propylitically altered andesitic rocks and lesser rhyodacitic volcanic tuffs and related hypabyssal intrusions of the Lower Volcanic Complex occur at lower elevations. Massive rhyolitic ashflow tuffs of the Eocene-Oligocene Upper Volcanic Supergroup occur on the higher ridgetops. Felsic rocks of the upper sequence are generally unmineralized. Miocene basaltic andesites and basalts locally overlie the Upper Volcanic Supergroup immediately west of the San Miguel and Empalme concessions Nearly all the known mineralization, including all of the mineralized rock in the San Miguel Claim group, is developed in the Lower Volcanic Complex rocks.

The San Miguel project is composed of a series of concessions that overlie a NNW district-scale fault zone. For descriptive and presentation purposes, we have broken them into geographical areas, using the names of the principal historic silver mines in each area. The main Guazapares structure has a strike length of approximately 8 kilometers and hosts the Santa Clara, La Union, San Jose, San Luis, San Antonio, El Carmen, La Veronica and Montecristo exploration areas. In echelon quartz veins, quartz-pyrite veinlet stockworks and silicified hydrothermal breccia bodies, most of which host significant gold, silver, lead and zinc mineralization, are developed within this structural zone. The zone is broken into segments by small-displacement NE trending faults. The San Miguel exploration area lies on a parallel structure approximately 3 km west of the La Veronica area. This structure referred to as the Batosegachic Fault and it hosts the San Miguel Vein.

Pre-1956 mining exploited only the highest grade, near-surface, oxidized portions of the mineralized structures, producing silver and minor gold. On a district scale, the lithology, structural setting and controls of mineralization appear strongly analogous to other deposits in the general area, particularly to those at the Palmarejo deposit, approximately 15 kilometers to the west, and to Dolores, 200 kilometers on trend to the north-northwest.

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

Local Geology

Montecristo- Geology

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

La Union – San Luis Area Geology

The two-kilometer area stretching from La Union in the south to San Luis in the center of the Guazapares district. Very little work has been done by Paramount to date in the Santa Clara area and it will not be discussed here.

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

The La Union segment is separated from the San Jose area by a small east-west valley which most likely represents a fault of small displacement, as evidenced by an abrupt break in the geologic pattern. North of this break, in the San Jose area the main area of workings is in a similar stockwork and breccia zone less than 50 meters wide. Relatively extensive shallow underground workings were developed here to exploit the higher-grade veins and breccias. However, additional stockwork zones persist well to the west, making the overall mineralized stockwork zone as much as 300 meters wide, as evidenced by numerous small old workings.

Across another east-west structural break is the San Luis area. At San Luis the rock units are the same. Mineralization is somewhat different here, in that grades were higher overall and gold content was much higher than elsewhere in Guazapares. The ore shoot was apparently controlled by the intersection of N30W and N5W striking structures, or by N30W and N60E. This ore shoot was exploited by the Alaska-Juneau Company between 1959 and 1968. Paramount cut a channel sample across a pillar between the two structures on the 300 level across 25.8 meters, grading 11.3 g/t Au and 87 g/t Ag. On the surface, the vein has a strike length of approximately 400 meters, but it appears that only a small portion of that was mined. The 300 foot level is just above the water table and some sulfides are showing in the drift walls. We believe that there is exploration potential in the undeveloped areas.

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

Our geologists believe that the San Antonio – El Carmen area is somewhat higher in the system than other areas. This is based on the observation that gold is more abundant, silver grades seem a bit better, and silicified breccias and stockworks are more widespread.

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

MINERALIZATION

Paramount’s exploration efforts to date have concentrated on segments of the Guazapares Fault structure, over a seven-kilometer strike-length between the Santa Clara and Montecristo areas and most recently on the San Miguel Vein hosted by the sub-parallel Batosegachi Fault structure approximately 3 km west of the Guazapares structure. This section deals primarily with mineralization associated with those segments of the structures.

The major structures that host the mineralized veins, stockworks and breccias at the Project generally occur in the Lower Volcanic Complex at or near the contact between andesitic and felsic sequences or within the more competent and brittle felsic sequences that allowed for development of through-going fractures. Interpreted dilational portions of the fault zones, such as flexures, link veins in fault jogs, or stockwork tension veins, appear at least locally to preferentially accommodate the development of higher grade mineralised shoots or clavos.

The San Miguel mineral deposits are multi-phase vein deposits generated by several generations of crosscutting veins, veinlets, breccias and related hydrothermal alteration. Alteration ranges from peripheral propylitization to argillic alteration to intense silicification, often with adularia development. The mineralization is physically expressed as quartz vein stockworks, silicified hydrothermal breccias, and vuggy, quartz-filled expansion breccias. Amethystine quartz is locally present. At similar deposits, such as those at nearby Palmarejo, there are generally several stages of gold-silver and or base metal mineralization. Paramount’s macroscopic observations of drill core and preliminary observations from ore microscopy indicate that more than one mineralizing event may also be present in the various mineral occurrences at the San Miguel project.

SANTA CLARA AREA MINERALIZATION

The Santa Clara area is the southernmost portion of the main Guazapares concession group, south of the La Union area. The area contains numerous small old workings and was a minor silver producer during the 1880’s.

At Santa Clara, a 2.0 meter to 6.1 meter wide mineralized structure has been traced for a strike length of over 400 meters. It is a relatively narrow, simple structure, composed mostly of numerous anastomosing oxidized quartz-sulfide veinlets and resembles vein exposures at La Union to the north. The vein system strikes from N-S to N20W, and dips steeply to the east. Silicification is locally strong and narrow lenticular hydrothermal breccias are occasionally developed.

Ten trenches (ZSC-01 to ZSC-10) totaling 310 meters have been excavated, mapped and sampled. Highlights of the trench assay intercepts are: 6.1m @ 0.2 g/t Au, 224 g/t Ag; 4.3m @ 1.2 g/t Au, 282 g/t Ag; 5.7m @ 1.24 g/t Au, 101 g/t Ag. Santa Clara is a lower priority target area, as the vein structure is narrower and less complex than at other target areas.

LA UNION AREA MINERALIZATION

An area of historic shallow workings is centered approximately 400 meters south of the La Union mine workings. We excavated three trenches totaling 85 meters in this area and six core holes were drilled for a total of 770 meters. Trenching and drilling intersected modest intervals of moderate silver and gold grades. The most significant trench intercept in this area (ZLU-7) was 22.6 meters of 0.40 g/t Au and 89 g/t Ag. Hole LU-09 was drilled beneath this trench and returned the most significant intercept for this area: 34.9 meters of 0.13 g/t Au and 60 g/t Ag. Most of the trench and drill intercepts in the southern area had significantly higher zinc and lead values (approximately 1–2% zinc) than elsewhere on the San Miguel project, including a 13.5 meter interval in hole LU-11 grading 2.38 % lead and 7.07% zinc.

A 20 to 50 meter wide vein and quartz stockwork zone extends approximately 300 meters northward from the historic La Union mine area. The zone trends N20W in the south, curving to slightly east of north at its north end and dips northeast to east at 50 to 60 degrees. The mineralization is exposed by several shallow historic inclined shafts and short drifts. Paramount excavated 5 trenches totaling 303 meters, and completed 8 diamond drill holes totalling 1039 meters. Mineralization is typical of the district with locally intense multiphase brecciation and silicification, grading laterally into quartz veinlet stockwork zones. Most of the old workings followed only the sheared veinlet stockwork “veins” and intensely silicified breccias. Outcrops are sparse where silicification is less intense. However, trenching shows that stockwork veining and argillic alteration to persist into these covered areas. Trenching intersected wide mineralised zones including 1.29 g/t Au and 221 g/t Ag over 21 meters; 0.55 g/t Au and 103 g/t Ag over 29 meters; and 0.03 g/t Au and 105 g/t Ag over 66 meters.

Drilling to date at La Union has been relatively wide-spaced and shallow. However it has demonstrated a reasonable continuity of mineralization.

SAN JOSE AREA MINERALIZATION

The San Jose area has volumetrically more extensive historic workings than the La Union area and appears to have had a larger tonnage of material extracted. It is separated from La Union to the south and San Luis to the north by topographic breaks related to small northeast trending displacement faults. The principal zone of quartz veinlets, breccias and related stockworks is relatively narrow, associated with a fault structure at the andesite-felsic tuff contact. The larger historic workings at San Jose exploited higher-grade mineralization close to the main fault. Quartz-cemented breccias are exposed along the main fault, particularly near the north end where workings are more abundant.

A second area of precious metal-bearing stockworks and breccia zones extends up to 120 meters west of the main zone in the San Jose area. Surface sampling in this broad mineralized zone indicates the presence of silver values greater than 100 g/t over an area of at least 250 by 100 meters. We believe that the surface samplings may indicate a shallow silver resource at San Jose.

Paramount has completed an initial phase of eleven diamond drill holes at the San Jose area. Almost all holes intersected intervals of several meters containing greater than 100 g/t Ag, many with significant lower-grade gold, lead and zinc credits. Most of the significant mineralized intercepts were down dip from the larger historic surface workings, along the principal vein. Several significant intercepts however, were intersected east of the down-dip projection of the main vein-breccia zone (eg. SJ-06 - 354 g/t Ag over 6.6m) and appear to correlate with a band of +200 g/t silver values delineated by surface sampling east of the main workings. This may represent a previously untested vein split east of the principal workings.

Drilling to date at San Jose has been relatively wide-spaced and shallow. However it has demonstrated a reasonable continuity of mineralization.

SAN LUIS AREA MINERALIZATION

The San Luis area is centered on the San Luis mine, which was operated by the Alaska-Juneau Company in the 1960’s. Before their arrival in 1959, mining had only reached the 400-foot level (approximately 120 meters vertically below the surface). The inclined shaft reportedly ultimately reached the 800-foot (240 meter) level. The high grade ore shoot mined had a strike length of approximately 30 meters and was localized by the intersection of the main N30W vein structure with a crossing fault, variously stated in old reports as trending N10W or N40E. This ore shoot is distinctive in the San Miguel district in that the bulk of its ore value was in gold rather than silver. In addition, lead (galena), zinc (sphalerite) and sometimes copper (chalcopyrite) were often abundant.

Away from the high-grade shoot, the main San Luis vein mineralization appears very similar to that of the rest of the district. We completed eight diamond drill holes in the San Luis area for a total of 1,185 meters. Due to relatively steep terrain, the holes were collared downhill to the east and cut the structure below the 300-foot level. Upper oxidized portions of the vein system are largely untested. Drill hole intercepts in drill holes SL-04 and SL-08 included 253 g/t Ag and 0.12 g/t Au over 2m and 85 g/t Ag and 0.04 g/t Au over 8.5m, respectively. Some of our intercepts had very high lead and zinc grades, such as 2.54% Pb and 10.04% Zn over 1.35m in SL-01, which was drilled close to the previously mined high-grade mineralized shoot.

Targets at San Luis are both mineralization along strike similar to that of the rest of the district and also higher grade material similar to that mined by Alaska-Juneau.

SAN ANTONIO AREA MINERALIZATION

The San Antonio area is separated from the San Luis area to the south by a topographic low that represents a small displacement, northeast trending fault. The San Antonio area has been separated into a San Antonio South area and a San Antonio North area based on a reversal of dip direction of the main mineralized structures.

The San Antonio area is structurally different from the other explored areas to the south in that rather than one main vein zone, there are at least eight sub-parallel, en echelon vein zones which trend approximately N30W. Smaller step-over veins are commonly present between the principal ones. Individual principal veins have strike lengths of 250 to 400 meters. Quartz veinlet stockworks of varying intensity often separate the main veins.

Mineralization is hosted by a series of andesitic and dacitic tuffaceous rocks. Outcrops are sparse, but dacitic dikes are locally present parallel to some of the many veins, although to a lesser extent than at the San Jose area. The veins themselves vary from quartz-pyrite (oxidized) veinlet stockwork zones to steeply dipping tabular breccia bodies, to local very siliceous hydrothermal breccias. Late stage grey-brown chalcedonic veinlets are often present. Gold, lead and zinc grades encountered in drill core are generally quite low and generally do not increase with higher silver values.

In the southern part of the San Antonio South area, a strong vein structure is present, nearly parallel to and northwest along strike from the San Luis vein and is referred to as the San Luis NW Extension. Trench ZSA-02 cut the vein and returned an intercept of 20 meters grading 76 g/t Ag. Core hole SA-06 was drilled across the vein structure 10 meters to the north of the trench and intersected 13. 8m grading 213 g/t Ag. This vein has at least 200 meters of strike length.

The main San Antonio South vein structure has a N30W trend and is steeply dipping to the east. This vein-breccia body and stockwork system swells from 2 meters in the south and north to nearly 30 meters in the center. Three trenches that intersected it all returned strong silver values: ZSA-04 cut 8m @ 196 g/t Ag and 10.6m @ 200g/t Ag; ZSA-05 cut 10m @ 87 g/t Ag and 17.1m @ 170 g/t Ag; ZSA-06 cut 5.6m @ 597 g/t Ag. Other sub-parallel smaller vein structures are also somewhat mineralized. Core holes were drilled to intercept the vein beneath each of these trenches. DDH holes SA-01, 03, 12 and 13 were drilled into the zone). Hole SA-03, drilled beneath trench ZSA 04, cut 3.5m grading 135 g/t Ag. Hole SA-01, drilled beneath trench ZSA 05, intersected 25.8m grading 194 g/t Ag and two 1- meter intercepts of 643 and 346 g/t Ag. Hole SA-13, drilled beneath trench ZSA 06, intersected 10.7m grading 296 g/t Ag. SA-12 had an intercept of 16.15 meters @ 201 g/t Ag and three other shorter high-grade intercepts.

The San Antonio North (El Carmen) area has the same alteration, vein and breccia appearance and style of mineralization as the San Antonio South area. However, the San Antonio North veins dip to the west-southwest at 65 to 80 degrees. Smaller NNE dipping veins are occasionally seen; these appear to be hanging wall splits off the principal veins. There are at least 5 substantial en echelon veins structures at San Antonio North, and several smaller subparallel and cross-over vein splits. The main vein structures have strike lengths of 250 to 400 meters and are better described as multiphase sheared and brecciated quartz veinlet stockwork zones, rather than as massive quartz veins. Broad, more open quartz veinlet stockwork zones are often developed between the larger veins.

Selected significant drill core intercepts in the San Antonio area presented below.

Selected Significant Drill Core Intercepts

Drill hole	From Meters	To Meters	Width Meters	Gold g/t	Silver g/t	Lead %	Zinc %
SA - 01	47.65	73.45	25.8	0	194	0.05	0.11
SA - 05	19.8	33.6	13.8	0.01	213	0.09	0.20
SA - 08	14	16.5	2.5	0	212	0.34	0.44
	66.5	79.3	12.8	0	84	0.38	0.78
	91.2	96.3	5.1	0	107	0.35	0.90
SA - 09	21.6	27.7	6.1	0	149	0.20	0.28
	93.2	98.9	5.7	0	152	0.32	0.69
SA - 10	11.3	28	16.7	0	129	0.20	0.27
	44.6	53	8.4	0	137	0.54	0.65
	107.3	115.55	8.25	0	683	0.78	0.97
SA - 11	35.4	40.8	5.4	0	217	0.02	0.14
	55.5	59	3.5	0	122	0.09	0.22
SA - 12	40.8	75.3	34.5	0	134	0.13	0.15
SA - 13	53	63.7	10.7	0	296	0.05	0.10
SA - 16	49.6	62.5	12.9	0	172	0.03	0.12
SA - 17	45	64	19	0	156	0.13	0.20
SA - 19	25	86.9	61.9	0	184	0.16	0.25
SA - 20	0	36.1	36.1	0	113	0.06	0.14
	85	88.5	3.5	0	229	0.06	0.19
	101	102.65	1.65	0	149	0.06	0.13
SA - 21	0	5.85	5.85	0	98	0.15	0.22
	39.4	41	1.6	0	488	0.18	0.24
	53.2	56.5	3.3	0	254	0.76	0.53
SA - 23	79.9	81.2	1.3	0	1025	0.08	0.30
	147	175.2	28.2	0	117	0.33	0.62
	212.9	214.55	1.65	0.18	104	0.61	2.03
	247	248.9	1.9	0	365	0.21	0.27
SA - 24	22	29	7	0	98	0.07	0.19
	41	45	4	0	100	0.15	0.28
	120.1	122.3	2.2	0	696	0.18	0.19
	150.7	152	1.3	0	191	0.81	1.00
	160.5	162.6	2.1	0.08	414	0.49	1.71
SA - 25	13.9	16.5	2.6	0	267	0.17	0.19
	30.1	32.5	2.4	0	215	0.06	0.35
	40.3	41.3	1	0.07	2934	1.01	1.14
	41.3	43.1	1.8	0	159	0.08	0.19
	43.1	50.5	7.4	0	210	0.34	0.43
SA - 29	49.2	58.6	9.4	0.01	135	0.27	0.67
	65	67	2	0	133	0.32	0.86
SA - 30	91.2	93.3	2.1	0.32	112	0.03	0.07
SA - 31	39	46.5	7.5	0	132	0.07	0.21
SA - 37	10.7	13.2	2.5	0	322	0.06	0.21
	21.3	23.7	2.4	0	277	0.10	0.19
	36.5	37.3	0.8	0	164	0.12	0.22
	41	43	2	0	110	0.02	0.15
	46	47	1	0	322	0.02	0.13
	60.6	61.4	0.8	0	861	5.46	0.18
SA - 45	21.1	25.7	4.6	0	175	0.44	0.22
	39.4	45.5	6.1	0	191	0.42	0.26
	52.15	53	0.85	0	600	0.45	0.32
	62.2	66.4	4.2	0	227	0.38	0.59
SA - 51	18	20	2	0	91	0.05	0.10
	31	38	7	0	191	0.06	0.15
SA - 52	82.3	85.15	2.85	6.7	632	0.04	0.08
SA - 53	29	31	2	2.13	273	0.05	0.10

Silver mineralization in the San Antonio area appears be extensive over a significant strike length, however given the anastomosing nature of the vein structures and intervening stockwork and the relatively wide-spaced diamond drill holes, it is difficult identify and trace individual structures between drill holes drilled to date. Gold values are negligible and there are only low amounts of lead and zinc. The distribution of metals suggests that the San Antonio area may represent a relatively high level in the epithermal system compared to areas such as La Union. The precious metal portion of the system therefore may potentially extend to greater depths at San Antonio than elsewhere on the property.

Drilling to date at San Antonio has been relatively wide-spaced and shallow. We believe that the drilling has demonstrated a reasonable continuity of mineralization.

LA VERONICA - SWANWICK AREA MINERALIZATION

The Swanwick concession is adjacent to the El Carmen concession north-northwest of the San Antonio area. Outcrop exposure is very poor in the La Veronica area therefore Paramount excavated twenty-one trenches in 2007, for a total length of 1136 meters. Trenching was followed by twenty-eight diamond drill holes totaling 4976 meters, drilled over a strike length of approximately 1150 meters.

Trenching outlined two N30W trending mineralized structures at La Veronica, each from 2 to 20 meters in width. Diamond drilling intersected additional mineralized structures at depth in the felsic footwall. Significant trench sampling results and selected significant drill core intercepts are presented below:

La Veronica Trenching Results

Trench	Intercept (m)	Au (g/t)	Ag (g/t)
ZLV–0	12.0	0.06	134
ZLV–1	45.0	0.03	121
ZLV–2	30.5	0.03	82
ZLV–3	4.0	0.04	867
	19.5	0.01	84
ZLV–12	3.0	0.14	483

La Veronica - Selected Significant Drill Core Intercepts

Hole No. DDH	From Meters	To Meters	Interval Meters	Au ppm	Ag ppm	Pb %	Zn %
LV-01	0.8	2.5	1.7	0	151	0.12	0.07
	27	28.9	1.9	0	109	0.05	0.13
	111.7	112.3	0.6	0.26	326	0.16	0.26
LV-02	42.8	45.9	3.1	0	188	0.06	0.13
	96.6	101	4.4	0.32	439	0.16	0.42
LV-03	19	20	1	0	195	0.05	0.29
	85	90.2	5.2	0.04	224	0.29	0.63
LV-04	4.8	5.85	1.05	1.52	8	0.01	0.02
	63.8	81.55	17.75	0.07	136	0.17	0.44
LV-05	106	107	1	0	110	0.04	0.09
	145.8	146.8	1	0.13	138	0.04	0.11
LV-06	201.2	202	0.8	8.25	0	0	0.01
LV-08	6.45	13	6.55	0.41	2	0	0.02
	14.2	17.3	3.1	0.16	111	0.05	0.17
LV-09	0	2.8	2.8	0.69	200	0.01	0.05
LV-10	0	2.8	2.8	0.02	80	0	0.04
	35.95	50.9	14.95	0.11	214	0.12	0.27
	59.1	60.1	1	5.42	0	0.01	0.1
LV-11	38	39	1	0.71	114	0.12	0.15
LV-12	39.4	55	15.6	0.03	86	0.03	0.07
LV-13	59	74	15	0.05	65	0.02	0.07
	81.2	87.1	5.9	0.06	66	0.02	0.05
LV-14	53	70.5	17.5	0.04	83	0.03	0.1
	184.2	185	0.8	0.14	138	0.02	0.05
LV-18	57.5	59.5	2	0	128	0.03	0.1
	82.8	83.9	1.1	0.1	75	0.01	0.01
LV-19	6	7.5	1.5	0.1	109	0.16	0.14
	102.5	103.1	0.6	0.29	50	0.04	0.07
LV-24	23.65	27.6	3.95	0.73	70
	48.9	51.25	2.35	0.82	18
	67	71	4	0.25	58
	167.8	168.8	1	0.07	69
LV-15	31.7	33.5	1.8	0.26	175
LV-19	53.7	78	24.3	0.09	37.54
LV-20	39	46.9	7.9	0.19	66
LV-21	33.3	40	6.7	0	118
	52.1	55	2.9	0.04	339
LV-22	84	91	7	0.19	56.57
LV-23	126	155	29	0.46	4
	205.3	206.1	0.8	3.31	106
LV-25	81	83	2	0.31	136
LV-26	26.7	32.35	5.65	0	89
	71.7	78.4	6.7	0.1	53

MONTECRISTO AREA MINERALIZATION

Exploration to date at the Montecristo area has been preliminary in nature. Mineralization occurs in at least two sets of structures, the more common north-northwest Guazapares structures, locally termed the Sangre de Cristo veins, and a N40E cross cutting set, locally referred to as the Montecristo veins.

Mapping and sampling of four adits on the northeast striking Montecristo veins indicated that mineralization was predominantly silver with widths and grades ranging from 4 meters of 83 g/t Ag to 3 meters of 587 g/t Ag. Diamond drill hole MC-02 was drilled to intersect this highest-grade interval without success, although there was a long low-grade interval of 68 meters of 17g/t Ag.

Higher on the hill at Montecristo, a hydrothermal breccia outcrops along the contact between a dacite body and felsic volcanic rocks. This breccia, locally called the Montecristo Breccia, is also mineralised. Surface sampling indicated long intervals of lower grade silver mineralization including 33 meters of 29g/t Ag and 0.54 g/t Au, and 14 meters of 224 g/t Ag and 0.03 g/t Au. Core holes MC 01 and MC-03 were drilled to test this zone, cutting 8.7 meters of 158 g/t Ag and 0.18 g/t Au and 11 meters of 74 g/t Ag and 0.39 g/t Au respectively.

Veining in the main Sangre de Cristo adit trends N30W and dips steeply to the northeast. Channel sampling near the portal produced intercepts of 3.2 meters of 605 g/t Ag and 0.42 g/t Au and 7 meters of 295 g/t Ag and 0.16 g/t Au.

SAN MIGUEL-ELYCA-EMPALME AREA MINERALIZATION

A complex quartz vein structure referred to as the San Miguel vein is exposed over a strike length of at least a kilometer in the San Miguel, Elyca and Empalme concessions immediately north of the small village of Batosegachi. A section of the vein about 100 meters long, several meters wide and 15 meters deep was mined in the late 1970’s and shipped to the El Paso smelter as precious metal-bearing flux.

In early 2007, work consisted of a series of channel samples across the vein over a strike length of more than 300 meters. Sample widths range from 3.3 to 14 meters with gold values from 0.18 to 1.7 grams and silver values from 53 to 425 g/t. Drilling was initiated on the San Miguel vein in the fall of 2007 and has since been the focus of exploration at the San Miguel project.

As of April 30, 2008 a total of 44 diamond drill holes have been completed over an 875 meter strike length of the vein structure. Drilling has outlined a zone of higher-grade mineralization referred to by Paramount as “Clavo 99”. Drilling to date has shown that “Clavo 99” persists for nearly 400 meters below the surface and has a strike length of at least 650 meters at this depth. “Clavo 99” mineralization remains open to the southeast and at depth, and its northwest limit is not well defined. The gold/silver ratio appears to be increasing with depth within “Clavo 99”. At surface, “Clavo 99” appears to be associated with a right-stepping (north-northwest) Z-bend, which is interpreted to be a dilational zone created by a right-lateral strike-slip component in the host northwest-trending Batosegachic Fault structure.

The San Miguel vein structure generally comprises a multi-phase quartz vein and quartz cemented vein breccia with local vugs. Colloform banding is common. Amethystine quartz is noted locally. Pyrite, galena and sphalerite occur as colloform bands and as crosscutting fracture filling. Several similar, but narrower, sub-parallel often well-mineralized veins are present in the footwall felsic volcanic rocks.

The San Miguel vein structure continues to be Paramount’s current exploration focus at the San Miguel project. Selected significant drill core intercepts from the San Miguel vein area are presented below.

San Miguel Vein - Selected Significant Drill Core Intercepts

Hole Number DDH	From Meters	To Meters	Interval Meters	Gold ppm	Silver ppm
SM-01	42.0	72.0	30.0	0.32	113
	72.0	86.0	14.0	2.99	149
SM-02	50.5	65.0	14.6	0.47	220
SM-03	34.5	48.1	13.6	0.48	410
	48.6	60.5	12.0	0.37	105
SM-04	30.2	36.0	5.8	0.13	595
	52.7	56.8	4.1	0.96	545
	95.3	100.0	4.7	13.93	115
SM-05	50.8	57.9	7.2	1.05	159
SM-06	51.9	62.0	10.1	0.82	41
	98.5	115.0	16.5	0.75	18
SM-07	45.0	48.6	3.6	0.48	60
	50.8	56.0	5.2	0.46	67
	56.6	66.0	9.4	0.93	255
SM-13	122.1	123.7	1.6	6.39	172
	123.7	143.2	19.5	0.76	37
	157.0	163.8	6.8	1.04	6
SM-15	130.8	132.7	1.9	3.30	503
	139.0	145.7	6.7	4.32	573
	148.4	151.1	2.7	7.94	35
SM-16	45.5	49.7	4.2	0.51	323
SM-18	93.3	99.0	5.7	0.10	292
	139.0	151.6	12.6	1.53	41
SM-20	117.6	121.3	3.8	1.23	834
SM-24	132.5	144.5	12.0	3.52	60
	146.6	147.8	1.2	4.13	16
SM-27	17.0	18.0	1.0	0.03	241
	30.0	31.7	1.7	0.31	140
SM-29	32.3	33.3	1.0	0.09	141
SM-33	136.0	138.0	2.0	0.08	97
	147.4	148.9	1.5	0.15	176
	159.2	166.5	7.3	2.17	29
SM-34	157.8	196.0	38.2	0.66	19
SM-35	145.1	173.4	28.3	1.84	76
SM-36	195.0	199.0	4.0	0.70	182
	210.0	214.9	4.9	3.04	154
SM-37	209.2	215.7	6.5	1.36	53
SM-38	193.5	201.1	7.6	1.34	436
	221.0	222.0	1.0	4.98	21
SM-39	202.4	203.5	1.1	1.12	1360
	268.1	289.0	20.9	2.00	15
	299.7	300.2	0.5	11.75	41
	303.1	303.5	0.4	19.50	201
	345.0	346.0	1.0	20.00	206
SM-40	241.0	250.8	9.8	4.92	100
	280.0	292.6	12.6	2.58	24
	300.0	301.0	1.0	16.80	36
SM-41	245.2	247.3	2.1	6.72	11
	279.3	280.9	1.6	2.57	7
	286.0	287.0	1.0	2.53	11
SM-42	195.7	204.8	9.1	6.06	16
SM-43	163.0	180.7	17.7	0.89	30
SM-44	104.1	236.2	132.1	0.33	55
incl.	118.0	122.9	4.9	1.77	954
incl.	233.6	236.2	2.6	4.06	42

EXPLORATION

In July 2005 the San Miguel group of concessions became available to Paramount as a joint venture from American Stellar – now Tara Gold. After a compilation of historic data and initial reconnaissance of the properties, the first targets to be tested were at the Constituyentes 1917 and Montecristo concessions. Three holes tested the Montecristo structure(s) in April and May 2006. Three holes drilled were then drilled in an unsuccessful attempt to confirm historic drill results at a suggested mineralised body called La Blanca on the Constituyentes 1917 concession.

Following the drilling of the six drill holes, our ongoing exploration program in the Guazapares area began. The initial phase of the program consisted of an integrated program of surface sampling, geologic mapping, mapping/sampling of accessible underground workings, and trenching. A follow-up diamond drilling program began in the San Luis – San Jose - La Union area and then proceeded to the north. In the fall of 2007 drilling began on the San Miguel vein approximately 3 kilometers west of the Guazapares structure.

When Paramount began exploration at the San Miguel projects, numerous historic surface and underground workings presented immediate drill targets and therefore drilling began almost immediately and has continued to this date. Local detailed mapping, geochemical sampling and trench mapping and sampling was initially conducted to support the drill program. General district/property scale geological mapping, geochemical sampling and geophysical surveys were conducted as time and personnel availability permitted.

TRENCHING

Trenching was an integral part of the exploration program at the San Miguel Project. In many parts of the eastern portion of the Project area, targeted mineralized zones carry only volumetrically minor quartz as veinlet networks in sheared zones in propylitically altered rocks. Outcrop exposures are therefore generally poor, due to the altered and easily eroded nature of the wall rocks around the veins. Veins can often be followed by quartz float trains and by the location of historic prospect pits but many potentially interesting areas are covered by colluvium and organic debris. A thick mat of pine needles covers many of the hilltops containing the mineralized zones. In parts of the La Veronica area, the trace of the vein passed under cornfields. In order to trace and sample the mineralized structures and the wallrocks in sufficient detail, it was necessary to excavate trenches.

Trenching, which preceded diamond drilling along the Guazapares structure, was generally completed about 2 months ahead of the drilling in a given area. Trenching statistics grouped by exploration area and arranged in time sequence is presented below in Table 2. The Santa Clara area is on strike, south of La Union and has had no drilling or other follow-up. Two trenches were completed at the San Jose target in April 2008 as a follow-up to 2007 drilling.

Table 2: San Miguel Project Trenching Statistics

Exploration Area	Year	Trenches	Total Length (m)	# Samples
La Blanca	2006	4	226.0	189
La Union	2006	9	486.7	381
San Antonio	2006/2007	25	1459.1	995
La Veronica	2007	21	1136.0	710
Santa Clara	2007	10	435.3	281
San Jose	2008	2	156.0	90
	Totals	69	3899.1	2646

DRILLING

Drilling at the San Miguel Project began in late April of 2006, at the Montecristo area at the north end of the Guazapares structural trend. Layne de Mexico has been the sole drill contractor for all drilling at the Project. Paramount’s México country manager, Armando Valtierra and San Miguel project manager Javier Martinez have supervised the drill program.

From April 2006 to April 30, 2008 we completed 176 diamond drill holes totaling 34,926.7 meters as part of a planned 50,000 meter drilling program at the San Miguel Project. Diamond core drilling to date has been HQ size only (63.5 millimeters or 2.5 inches diameter). HQ core was chosen to provide a large sample and to allow for reduction in core size if necessary in a difficult drill hole.

Our exploration efforts to date have focused on the diamond drilling of segments of the Guazapares Fault structure over a seven-kilometer strike–length between the La Union and Montecristo areas and most recently, on the San Miguel Vein hosted by the sub-parallel Batosegachic Fault structure approximately 3 kilometers west of the Guazapares structure. Drilling to date along the Guazapares structure been largely preliminary in nature and has tested beneath historic showings and workings and their strike extensions often with single holes on relatively wide-spaced sections. Drilling on the San Miguel vein began in August 2007 and has been the focus of our drilling since November 2007. Drilling at the San Miguel vein has generally been more intensive than that completed along the Guazapares structure in an effort to delineate the higher grade mineralized shoot referred to as “Clavo 99”.

Table 3: San Miguel Project Diamond Drilling Timeline (to April 30, 2008)

San Miguel Project Area
Month/Year	Montecristo	La Blanca	San Luis	San Jose	La Union	San Antonio	La Veronica	Sangre de Cristo	San Miguel
2006
April	MC-1
May	MC-2, 3	LB-1
June		LB-2, 3	SL-1 to 4
July			SL- 5 to 8	SJ-1 to 5
August				SJ-6 to11	LU-1
September					LU-2 to10
October				SJ-12	LU-11 to13	SA-1 to 8
November						SA-8 to 13
December						SA-14 to 15
# Holes 2006	3	3	8	12	13	15	0	0	0
2007
January
February						SA-16/16a to 20
March						SA-21 to 25
April						SA-26 to 31
May						SA-31 to 43
June						SA-44 to 53	LV-1 to 3
July							LV-4 to 15
August							LV-16 to 26		SM-1 to 2
September							LV-27 to 28	SC-1 to 7	SM-3 to 7
October								SC-8 to 11	SM-8 to16
November									SM-17 to 25
December									SM-26 to 27
# Holes 2007	0	0	0	0	0	39	28	11	27

2008
January									SM-28 to 31
February									SM-32 to 36
March									SM-37 to 40
April									SM-41 to 44
# Holes 2008	0	0	0	0	0	0	0	0	17

Total # Holes	3	3	8	12	13	54	28	11	44
Meters Drilled	798.20	531.25	1,185.45	1,397.65	1,592.40	9,105.95	4,975.95	1,534.95	13,804.90
								Total meters drilled	34,926.70

Table 4: San Miguel Vein - Selected Significant Drill Core Intercepts

Hole Number DDH	From Meters	To Meters	Interval Meters	Gold ppm	Silver ppm
SM-01	42.0	72.0	30.0	0.32	113
	72.0	86.0	14.0	2.99	149
SM-02	50.5	65.0	14.6	0.47	220
SM-03	34.5	48.1	13.6	0.48	410
	48.6	60.5	12.0	0.37	105
SM-04	30.2	36.0	5.8	0.13	595
	52.7	56.8	4.1	0.96	545
	95.3	100.0	4.7	13.93	115
SM-05	50.8	57.9	7.2	1.05	159
SM-06	51.9	62.0	10.1	0.82	41
	98.5	115.0	16.5	0.75	18
SM-07	45.0	48.6	3.6	0.48	60
	50.8	56.0	5.2	0.46	67
	56.6	66.0	9.4	0.93	255
SM-13	122.1	123.7	1.6	6.39	172
	123.7	143.2	19.5	0.76	37
	157.0	163.8	6.8	1.04	6
SM-15	130.8	132.7	1.9	3.30	503
	139.0	145.7	6.7	4.32	573
	148.4	151.1	2.7	7.94	35
SM-16	45.5	49.7	4.2	0.51	323
SM-18	93.3	99.0	5.7	0.10	292
	139.0	151.6	12.6	1.53	41
SM-20	117.6	121.3	3.8	1.23	834
SM-24	132.5	144.5	12.0	3.52	60
	146.6	147.8	1.2	4.13	16
SM-27	17.0	18.0	1.0	0.03	241
	30.0	31.7	1.7	0.31	140
SM-29	32.3	33.3	1.0	0.09	141
SM-33	136.0	138.0	2.0	0.08	97
	147.4	148.9	1.5	0.15	176
	159.2	166.5	7.3	2.17	29
SM-34	157.8	196.0	38.2	0.66	19
SM-35	145.1	173.4	28.3	1.84	76
SM-36	195.0	199.0	4.0	0.70	182
	210.0	214.9	4.9	3.04	154
SM-37	209.2	215.7	6.5	1.36	53
SM-38	193.5	201.1	7.6	1.34	436
	221.0	222.0	1.0	4.98	21
SM-39	202.4	203.5	1.1	1.12	1360
	268.1	289.0	20.9	2.00	15
	299.7	300.2	0.5	11.75	41
	303.1	303.5	0.4	19.50	201
	345.0	346.0	1.0	20.00	206
SM-40	241.0	250.8	9.8	4.92	100
	280.0	292.6	12.6	2.58	24
	300.0	301.0	1.0	16.80	36
SM-41	245.2	247.3	2.1	6.72	11
	279.3	280.9	1.6	2.57	7
	286.0	287.0	1.0	2.53	11
SM-42	195.7	204.8	9.1	6.06	16
SM-43	163.0	180.7	17.7	0.89	30
SM-44	104.1	236.2	132.1	0.33	55
incl.	118.0	122.9	4.9	1.77	954
incl.	233.6	236.2	2.6	4.06	42

The San Miguel Project drill hole database contains the results of 176 diamond drill holes.

San Miguel Project Diamond Drill-Hole Database - Summary

Item	Value
Number of Drill HolesX	176
Total Length (m)	34,926.7
Average Drill Hole Length (m)	197.45
Maximum Drill Hole Length (m)	451.2
Minimum Drill Hole Length (m)	44.7 [excluding SA-16A (12.2m)]
Maximum Drill Hole Inclination	-90
Minimum Drill Hole Inclination	-45
Average Drill Hole Inclination	-58
Holes With Down-Hole Surveys	158
Meters Sampled & Assayed	28,461.7
Drill-Hole Assays	28,820
Average Sample Length (m)	1.00
Maximum Sample Length (m)	4.20
Minimum Sample Length (m)	0.10

REVERSE CIRCULATION DRILL PROGRAM

We began a reverse circulation drill to the Project in mid- February 2008. Holes are drilled using a 4.75-inch conventional down hole hammer and a crossover interchange allowing the sampled material to enter the center of the dual wall drill pipe immediately above the hammer. The RC holes are drilled dry; if groundwater is encountered and the sample entering the cyclone becomes wet, the hole is terminated. Holes are sampled in their entirety at 1-meter intervals. The entire sample interval is split at the drill site with a Gilson splitter into two samples. One sample is sent for assay and the other is archived at a fenced compound which we operate.

Representative RC drill chips from each sample interval are collected in chip trays and stored at our office for geologic logging and archiving. The RC drill chips are logged for rock type, alteration, weathering, quartz percent, and metallic minerals to aid in geological interpretation. RC exploratory drilling has only recently been initiated at the San Miguel project and assay results are pending for the few holes that have been drilled.

COMPETITION:

The mining industry is highly fragmented with many small, thinly capitalized companies pursuing exploratory development programs. Producing mines require significant capital expenditures and competition at that level is limited. As an exploration stage company, there are numerous competitors in each of our geographical segments. With the heightened activity in the exploration industry resources such as equipment (drills) and human resources are scarce amongst the various companies. In order to mitigate these matters we have established relationships with two major drilling companies. We have also engaged the full time services of numerous technical staff including geologists in order to ensure sufficient levels of technical expertise.

Item 1A.

Risk Factors

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

We have incurred significant losses in the past and will likely continue to incur losses unless our exploratory drilling program proves successful. Even if our drilling program identifies gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources or generate sufficient revenues to operate profitably.

We will require additional financing to continue drilling operations.

We will require significant working to continue our current drilling program. There can be no assurance that we will be able to secure additional funding to meet our objectives or if we are able to identify funding sources, that the funding will be available on terms acceptable to the Company. Should this occur, we will have to significantly reduce our drilling programs which will limit our ability to secure additional equity participation in various joint ventures.

There are no confirmed mineral deposits on any properties which we may derive any financial benefit.

Neither the Company nor any independent geologist, has confirmed commercially mineable ore deposits. In order to carry out additional exploration programs of any potential ore body and to place it into commercial production, we will require substantial additional funding.

We have no history as a mining company.

We have no history of earnings or cash flow from mining operations. If we are able to proceed to production, commercial viability will be affected by factors that are beyond our control such as the particular attributes of the deposit, the fluctuation in metal prices, the cost of construction and operating a mine, prices and refining facilities, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration of minerals, as well as the costs of protection of the environment.

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

Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. There can be no assurance that gold recovered in small scale laboratory tests will be duplicated in large scale tests under on-site production conditions. Material changes in estimated reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

We face fluctuating gold and mineral prices and currency volatility.

The price of gold and silver as well as other precious base metals has experienced volatile and significant price movements over short periods of time and is affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations (including, the US dollar relative to other currencies) interest rates, global or regional consumption patterns, speculative activities and increases in production due to improved mining and production methods. The supply of and demand for gold, other precious and base metals are affected by various factors, including political events, economic conditions and production costs in major mineral producing regions.

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

The search for precious metals as a business is extremely risky. We cannot provide any assurances that either the gold or silver mining interests that we acquired will contain commercially exploitable reserves of gold or silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves of gold.

The precious metals markets are volatile markets. This will have a direct impact on the Company's revenues and profits( if any) and will probably affect whether the Company will be able to succeed.

The price of both gold and silver has increased over the past few years. This has contributed to the renewed interest in gold and silver mining and companies engaged in that business, including the exploration for both gold and silver. However, in the event that the price of these metals fall, the interest in the gold and silver mining industry may decline and the value of the Company's business could be adversely affected. Further, although it is anticipated that mining costs outside of the United States and Canada will be appreciably lower, no assurances can be given that the situation will remain, or that gold or silver will remain at a price that will make mining operations profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of both gold and silver resources. Such conditions have resulted in period of excess supply of and reduced demand on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for both gold and silver. The excess or short supply of gold has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. We cannot predict what the market for gold or silver will be in the future.

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

•

greater awareness of the political, economic and governmental risks in operating in Mexico.

It is unlikely that we will be able to sustain profitability in the future.

We have incurred significant losses since inception and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully identify commercially exploitable mining reserves, there can be no assurance that we will have sufficient financing to exploit these reserves or find a willing buyer for the properties.

We have no proven reserves, no mining operations, and no operating income.

We currently have no revenues from operations, no mining operations, and no proven reserves. Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced. We have not established that precious minerals exist in any quantity in the property which is the focus of our exploration efforts, and unless or until we do so we will not have any income from operations.

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

We will require additional financing to continue our exploration activities.

Our drilling programs require significant capital. Without additional financing, of which there can be no assurance, we may be forced to halt or reduce our planned exploratory program. Should this happen, it is likely that we will not be able to demonstrate that there are significant gold or silver reserves in sufficient quantities to interest a mining company.

Risks Related to Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been volatile. We believe investors should expect continued volatility in our stock price. Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

We have a large number of authorized but unissued shares of our common stock.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and in other transactions, without obtaining stockholder approval, unless stockholder approval is required. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future, your ownership position would be diluted without your further ability to vote on that transaction. .

The exercise of our outstanding options and warrants and vesting of restricted stock awards may depress our stock price.

The exercise of outstanding options and warrants, and the subsequent sale of the underlying common stock in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

Sale or the availability for sale of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

Regulatory actions by the Securities and Exchange Commission, any Exchange on which our securities are traded, or companies providing stock clearance or transfer functions, may adversely affect the price of our common stock, the ability of shareholders to sell their shares and our ability to secure additional funding.

Any actions by the Commission, an Exchange or company which facilitates the clearance or transfer of our securities will in all likelihood impact the trading price of the Company’s common stock and cash reserves. Should any regulatory matters arise, resolution of these matters with any entity will likely result in significant legal fees and related expenses that would otherwise be devoted to our mining efforts. If you are a shareholder, you may not be able to sell your securities and shares of our common stock will become highly illiquid which may result in the loss of your entire investment.

In addition, should we become subject to any of the events identified above, our ability to secure additional financing will be adversely affected.

We were the subject of a temporary trading halt in our common stock.

On March 13. 2008 the Securities and Exchange Commission entered an order suspending trading for a period of ten days against 26 Companies including Paramount. (Order No. 34-57486.) The order alleged that there was a lack of current public information and that the Company usurped the identity of a corporate shell. We responded to the Commission’s order and provided information to the Commission which we believe addressed its concerns. We also provided similar information to the American Stock Exchange. In our opinion we believe that this matter has been resolved. Nonetheless, there can be no assurance that issues raised in the Commission’s order will not be raised at a future date. Should this happen, investor confidence in our common stock will in all likelihood be adversely affected.

We face possible litigation claims from shareholder.

The securities industry and the offer and sale of securities is highly regulated. Any improper actions, whether intentional or unintentional could subject the Company to litigation and potential monetary damages.

We may be required to initiate litigation against parties who were engaged in improper or negligent activities with respect to our common stock.

Any litigation that we undertake with respect to our common stock or other matters will involve the expenditure of significant financial resources and divert management’s focus from their primary responsibilities. Moreover, even if management is successful with the prosecution, there can be no assurance that the Company will be able to recover monetary damages against the culpable parties.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains "forward-looking statements" relating to Paramount Gold and Silver Corp. (“Paramount” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

FOR ALL OF THE AFORESAID REASONS, AND OTHERS SET FORTH HEREIN, THESE SECURITIES INVOLVE A HIGH DEGREE OF RISK. ANY PERSON CONSIDERING AN INVESTMENT IN THE SECURITIES OFFERED HEREBY SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS MEMORANDUM. THESE SECURITIES SHOULD ONLY BE PURCHASED BY PERSONS WHO CAN AFFORD A TOTAL LOSS OF THEIR INVESTMENT IN THE COMPANY AND HAVE NO IMMEDIATE NEED FOR A RETURN ON THEIR INVESTMENT.

Item 2.

Description of Properties.

Our corporate office is located at Suite 110, 346 Waverly Street, Ottawa, Ontario K2P 0W5. We rent approximately 2,700 square feet of office space at a cost of approximately US $7,000. We also have a field office in Temoris, Mexico. All of our office leases are in good standing.

The location of our mining operations is more specifically described under the discussion of our business under the heading “San Miguel Groupings”.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

On August 23, 2007 we held an annual shareholders meeting. The following matters were presented to the shareholders:

1.

Election of the following members of our board of directors: Christopher Crupi, William Reed, Daniel Hachey, John Carden, Ian Talbot and Michel Yvan Stinglhamber.

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

 Until August 26, 2005, there was no posted bid or ask price for our common stock when we began to trade on the Over the Counter Bulletin Board. The following table sets forth the high and low prices for our common stock for the periods indicated:

	HIGH	LOW
2008

First Quarter	$2.56	$1.81
Second Quarter	$1.99	$1.38
Third Quarter (through August 31)	$1.75	$0.97

2007

First Quarter	$3.04	$2.07
Second Quarter	$3.04	$2.13
Third Quarter	$3.00	$2.13
Fourth Quarter	$2.57	$1.70

2006

First Quarter	$3.20	$1.80
Second Quarter	$4.35	$2.50
Third Quarter	$3.20	$1.80
Fourth Quarter	$2.57	$1.95

The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

B. Holders

As of August 29, 2008 there were 107 stockholders of record of our common stock.

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

D. Equity Compensation Plan

2007/08 Stock Incentive and Compensation Plan

On August 23, 2007, the Company’s shareholders approved the 2007/08 Stock Incentive and Compensation Plan (the “Plan”). The purpose of the Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to attract, retain and reward directors, employees and consultants (collectively, “Participants”) and strengthen the mutuality of interests between such persons and the Company’s stockholders.

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

The aggregate number of shares of Common Stock which may be issued under the Plan with respect to which Awards may be granted shall not exceed 4,000,000 shares of Common Stock. On August 23, 2007, the 4 million shares authorized under the Plan represented 8.7% of the Company’s issued and outstanding shares of common stock. As of August 31, 2008, there were 115,500 shares of Common Stock available for issuance for future Awards.

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

Administration

The Plan is administered and interpreted by its Compensation Committee The Committee has full authority, among other things, to: (a) select the eligible employees and consultants to whom Stock Options, Stock Appreciation Rights, Restricted Stock or Registered Stock may from time to time be granted; (b) determine, in accordance with the terms of the Plan, the number of shares of Common Stock to be covered by each Award to an eligible employee or consultant granted; and (c) determine the terms and conditions of any Award granted hereunder, including, but not limited to, the exercise or purchase price (if any), any restriction or limitation, any vesting schedule or acceleration thereof, or any forfeiture restrictions or waiver thereof, regarding any Stock Option or other Award, and the Common Stock relating thereto, based on such factors, if any, as the Committee shall determine, in its sole discretion.

Stock Options

The option price per Common Stock purchasable upon either an Incentive Stock Option or Non-Qualified Stock Option shall not be less than 100% of the fair market value of the Common Stock at the time of grant. For the purposes of the Plan, the “fair market value” means: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, the last sale price of the Common Stock in the principal trading market for the Common Stock on such date; (ii) if the Common Stock is not listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, but is traded in the over-the-counter market, the closing bid price for the Common Stock on such date, as reported by the OTC Bulletin Board or the National Quotation Bureau, Incorporated or similar publisher of such quotations; and (iii) if the fair market value of the Common Stock cannot be otherwise determined, such price as the Committee shall determine, in good faith, based on reasonable methods set forth under Section 422 of the Code. Notwithstanding the foregoing, nothing shall prohibit the committee from modifying the terms and conditions of any stock grants subject to the consent of the shareholders and/or other regulatory bodies.

The term of each Stock Option shall be fixed by the Committee, but no Stock Option shall be exercisable more than ten (10) years after the date the Stock Option is granted unless the Stock Options expires during a self-imposed blackout period to which the holder of the Stock Option is subject, in which case the Stock Option may be exercised up to 10 business days after the lifting of the blackout period.

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

Non-Tandem Stock Appreciation Rights

Non-Tandem Stock Appreciation Rights may also be granted without reference to any Stock Options granted under the Plan (“Non-Tandem Stock Appreciation Rights”). The term of each Non-Tandem Stock Appreciation Right shall be fixed by the Committee, but shall not be greater than ten (10) years after the date the right is granted. Non-Tandem Stock Appreciation Rights shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee at grant. Subject to such terms and conditions, Non-Tandem Stock Appreciation Rights may be exercised in whole or in part at any time during the option term, by giving written notice of exercise to the Company specifying the number of Non-Tandem Stock Appreciation Rights to be exercised.

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

E.

Sale of Unregistered Securities

During the fourth quarter ended June 30, 2008, we sold a total of 250,000 shares of our common stock in consideration for the acquisition of mineral rights.

During the year, we have issued shares of our common stock for services rendered and to acquire mineral rights. We have also issued shares of our common stock in connection with our funding activities. We relied on the exemptive provisions of Section 4(2) of the Securities Act. We have also offered shares pursuant to the exemptive provisions of Regulation S.

At all times relevant the securities were offered subject to the following terms and conditions:

–

the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

–

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

–

at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

–

neither we nor any person acting on our behalf sold the securities by Any form of general solicitation or general advertising.

Item 6.

Selected Financial Data

SUMMARY OF FINANCIAL DATA

The following consolidated financial data has been derived from and should be read in conjunction with our audited interim financial statements for the years ended June 30, 2008, 2007 and 2006.

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006
	(Audited))	(Audited)	(Audited)
Revenue	$457,562	$268,605	$6,860
Expenses	$18,867,523	$15,938,494	$1,881,322
Cash	$3,199,848	$16,231,388	$465,791
Total Assets	$11,932,328	$22,189,838	$3,848,669
Current Liabilities	$1,714,620	$779,345	429,246
Total Liabilities	$1,714,620	$779,345	429,246
Working Capital (Surplus)	$4,119,068	$18,137,737	$443,320
Accumulated Deficit	$35,956,085	$17,546,124	$1,876,225

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2008.

Introduction

We are an exploratory stage mining company, that is, we have option agreement on claims to numerous mining concessions in Mexico, Peru, Argentina and Chile. We have not proven that they contain precious metals having commercial value. Both internally and using independent laboratories, we have conducted numerous tests on the surface assays and core samples from drilling.

Comparison of Operating Results for the year ended June 30, 2008 as compared to June 30, 2007

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities. Interest income for the year ended June 30, 2008 was $457,562 as compared to $268,605 for the year ended June 30, 2007. Interest income since inception totaled $733,027. Interest income increased significantly this past year as a result of the completion of our $21.8 million financing. These funds are deposited in an interest bearing account subject to transfer to our operating account to meet ongoing expenses. We intend to utilize our cash reserves for ongoing exploration activities, land acquisitions and general working capital expenditures. As a result, we anticipate a significant decline in our interest income absent a significant capital infusion.

Operating Expenses

We incurred expenses totaling $18,867,523 and $15,938,494 for the year ended 2008 as compared to 2007, an increase of approximately 18%. The significant increase in our expenses is primarily attributable to the exploratory costs and geology expenses. Other areas where we incurred significantly higher expenses were for professional fees, marketing, corporate communications and office and administrative expenses.

During our last fiscal year, we incurred exploratory costs of $7,575,155, professional fees of $1,429,979, geologist fees and expenses of $826,504, marketing fees of $932,777 and office and administrative expenses totaling $511,096. These fees compare to exploratory fees of $4,359,306, professional fees of $608,061, geologist fees and expenses of $512,142, marketing fees of $89,296, and office and administrative expenses of $233,541 for the year ended June 30, 2007. The significant increase in all of these expenses as well as the other expenses identified in our Consolidated Statement of Operations is the result of increased exploratory costs, costs incurred with respect to the acquisition of mineral properties as well as increased costs incurred with respect to the oversight of these operations.

We continue to rely on stock based compensation. However, during our latest fiscal year stock based compensation declined from $8,136,795 to $6,061,101. Shares were issued for services rendered and to be rendered by consultants. In addition we issued shares of our common stock to our directors for services rendered for serving on the Company’s board of directors. Additional shares of common stock were issued in lieu of services rendered. We also issued shares of our common stock valued at $490,000 for the acquisition of mineral properties in 2008 as compared to $1,160,000 in 2007. The value of the Common Stock was determined based upon the closing bid price of our Common Stock on the date of grant.

Net Income (loss)

Our Net Loss for the year ended June 30, 2008 was $18,409,461 as compared to a Net Loss of $15,669,889 in our prior year. Our Net Loss per Share was $(0.38) as compared to a Net Loss Per Share of $(0.43) for the comparable periods in 2007. The decline in our net loss per share is directly attributable to an increase in the number of our issued and outstanding shares of common stock. The weighted average number of common shares outstanding for 2008 was 47,703,566 as compared to 36,543,532 for 2007. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we anticipate that we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

At June 30, 2008 we had cash and cash equivalents totaling $3,199,848 as compared to $16,231,388 as of June 30, 2007. The significant decrease in our cash reserves is directly attributable to expenses we have incurred since the completion of our primary financing in March 2007. Amounts receivable totaled $1,384,492 as compared to $ 944,069 and prepaid expenses and deposits totaled $379,348 as compared to $1,741,625. We had total current assets of $5,833,688 as compared to $18,917,082.

Our mineral properties were valued as of June 30, 2008 at $4,738,747 as compared to $3,001,247. The 57% increase in the value of our mineral properties this past year is directly attributable to an increase in the size of our holdings. (See Footnote 6.) We also have a long term receivable of $1,004,897 which is non-redeemable until May 7, 2010 and bears interest at the rate of 3.25% per annum.. Fixed assets totaled $354,996 as compared to $271,509.Our long term assets at June 30, 2008 totaled $6,098,640 as compared to $3,272,756 as of June 30, 2007.

Total assets as at June 30, 2008 were $11,932,328 as compared to $22,189,838 as at June 30, 2007. The primary reason for this significant drop in our total assets is a decline in our cash position.

Our current liabilities as of June 30, 2008 $1,714,620 as compared to $779,345 as of June 30, 2007. The significant increase in our accounts payable is primarily attributed to drilling costs. We have a working capital surplus of $4,119,068 as compared to a working capital surplus of $18,137,737 as of June 30, 2007. Unless we receive a significant cash infusion from either debt or equity financing, of which there can be no assurance, we will have to significantly reduce our drilling and land acquisition programs during the upcoming year.

Results of Operation for the year ended June 30, 2008.

With respect to our short term liquidity, our “Current Ratio” (current assets divided by current liabilities) as of June 30, 2008 was 3.4 as compared to 24.27 as of June 30, 2007. The current ratio is a commonly used as a measure of a company’s liquidity. Our management believes, however, that with a company still in the exploratory stage, the ratio may not be as significant as with an ongoing business in comparing the Company with others in the industry. In analyzing our liquidity, we look at actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, it will be very difficult for us to meet our current and anticipated obligations for a significant period of time without raising additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we will not be able to fully implement our business plan or sustain ongoing operations.

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

Andean Gold Alliance/Peru

We have terminated our agreement with Teck Cominco and written off the asset known as the Andean Gold Alliance. We have also terminated our drilling program in Peru as we have not been able to identify viable precious metal deposits.

Plan of Operation - Exploration

Our plan of operation for the next twelve months is to focus our exploratory efforts on the San Miguel groupings. It is very difficult to forecast with any degree of certainty the extent of our drilling program for 2009. Unless we receive additional financing or enter into some type of joint venture agreement whereby exploratory expenses will be borne by both parties, we will have to significantly reduce our exploratory program to preserve capital.

Further exploration programs will also be dependent upon drill rig availability and weather. At June 30, 2008 we had two drill rigs active at the property. However, we have since returned both drill rig pending further assay results in an attempt to maximize further drilling opportunities and identify a proven reserve.

In order to enhance shareholder value, increase the number of mineral concessions which we own and to further increase the likelihood of identifying a joint venture partner we have entered into an agreement with Tara Gold Resources Corp. (“Tara Gold”) to acquire all of the remaining equity ownership of the Joint Venture previously entered into between the parties on February 7, 2007. In consideration for the acquisition of the remaining equity interest owned by Tara Gold Resources Corp. in the Joint Venture, Paramount will issue to Tara Gold a total of 7,350,000 shares of its legended common stock. In addition, assuming the closing of the transaction, all invoices previously submitted by Paramount for Tara Gold’s contribution to the exploration and development of the San Miguel property which totaled $1,005,900 as of June 30, 2008 will be cancelled. In addition to the issuance of the shares of our common stock, we will pay to Tara Gold for the transfer of the mining concessions a total of $100,000 MXN.   Closing of the transaction will be subject to approval of the stock issuance by both the American Stock Exchange and the Toronto Stock Exchange as well as registering the transaction with the Bureau of Mines in Mexico.

In the event that this transaction does not close, a total of $1,005,900 was due from Tara Gold as of June 30, 2008. These expenses represent Tara Gold’s proportionate contribution to the Joint Venture. As collection is not reasonably assured, as of June 30, 2008, we have not recorded amounts receivable from Tara Gold. Any amounts recovered will be recorded as a recovery of exploration expenditures in the period received.

In addition to the Tara Gold acquisition, on June 19, 2008 we signed a letter of intent with Garibaldi Resources Corp. for grant of an option and joint venture to acquire approximately 17,000 hectares of property adjoining our San Miguel interest. We have made an initial $100,000 payment under this agreement. In order to earn a 50% interest, we will be required to make an additional payment of $400,000, issue 600,000 shares of our common stock and spend 700,000 in exploration expenses. There are also provisions in the Letter of Intent which give us the opportunity to increase our interest in the joint venture to 70%. The foregoing will be subject to execution of a definitive agreement.

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

Item 8.

Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their reports by HLB Cinnamon Jang Willoughby & Company and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (June 30, 2008 ), as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial Officers, respectively, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This Annual Report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to an audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Controls over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2008 that has materially affected, or is reasonable likely to affect, our internal control over financial reporting. Based on that evaluation, our management concluded that, at the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position(s)
Christopher Crupi	39	Director/CEO/Pres/Treasurer
Charles William Reed	66	Director and Vice President
Lucie Letellier	47	Chief Financial Officer
Michael Clancy	43	Secretary
John Carden	60	Director
Daniel Hachey	49	Director
Michel Yvan Stinglhamber	75	Director
Ian Talbot	49	Director
Robert Dinning	69	Director

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

Ms. Letellier also currently serves as the CFO for AmMex Gold Mining Corp. and is responsible for AmMex’s accounting and financial functions. From 1990 to 2005, Ms. Letellier was Senior Accountant in the Office of Marc S. Chabot, Chartered Accountant.

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

Robert Dinning

Mr. Dinning joined Paramount in March 2008 as a director. Mr. Dinning is a Chartered Accountant, and life time member of the Alberta Institute of Chartered Accountants. Mr. Dinning has operated a consulting practice since 1977. He has an extensive background in corporate finance, operating in the mining and high tech industries.

Mr. Dinning has been an officer and director of various public and private companies for the past 35 years, including various Companies in both the United States and Canada. Mr. Dinning has since 2000 held various positions with Apolo Gold & Energy Corp., a Vancouver, British Columbia based company focused on precious metal mining opportunities in Central and South America and currently serves as Apolo’s Chief Financial Officer, Secretary and as a Director. Mr. Dinning also serves as the Chief Financial Officer, Secretary and as a director of Industrial Minerals Inc., an Oakville, Ontario based, exploratory mining company. Mr. Dinning’s principal place of business is located at 12-1900 Indian River Cr North Vancouver B.C. Canada V7G 2R1.

Committees of the Board

The Board has established an Audit Committee, Compensation Committee and Nominating Committee. A minimum of three Board members serve on each committee. The audit committee, nominating committee and the compensation committee each met following the Company’s shareholders meeting. Our audit committee has met a second time in connection with the review of our financial statements which are being filed together with this annual report. We anticipate that these committees will continue to meet on a periodic basis throughout the year.

Our Audit Committee oversees the accounting and financial reporting processes of the Company and audits of the financial statements. The Audit Committee also assists the Board in oversight and monitoring of (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications, independence and performance, and (iv) the Company’s internal accounting and financial controls.

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

Each of our three committees of our board of directors have met periodically throughout the year to discharge their responsibilities.

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

On March 13, 2008 the Securities and Exchange Commission suspended trading in 26 securities, including Paramount. The trading halt was for a period of ten days. Following the issuance of the order, Paramount undertook to demonstrate that there were no improprieties with respect to the issuance of its common stock , that all shares of common stock were validly issued and outstanding and that all shares of common stock contained a proper CUSIP number. No further action was taken by the SEC following presentation of this information.

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

Compensation of Directors

Except as set forth herein, our directors do not receive cash compensation for their services as directors or members of committees of our Board of Directors. Directors are however, reimbursed for their reasonable expenses incurred in attending board or committee meetings. As more fully set forth under Executive Compensation, our directors have been issued shares of our common stock in consideration for their service on the Board of Directors and for their serving on various committees of the Board of Directors.

We paid John Carden a fee to cover his trips to Mexico. In addition we pay Michel Stinglhamber a fee of $2,000 per month for serving on our Board of Directors.

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

Code of Ethics

The Company has adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics can be reviewed on our corporate website located at www.paramountgold.com.

Item 11.

Executive Compensation.

The following table discloses compensation paid during the fiscal year ended June 30, 2008 to (i) the Company's Chief Executive Officer, (ii) our directors and (iii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of fiscal year whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

See footnotes 3 and 4 for subsequent events regarding our officers and directors

		Annual Compensation			Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) (5)	Securities Underlying Options/ SARs (5)	LTIP Payouts ($)	All Other Compen- sation ($)

Christopher Crupi	2006	-0-	-0-	-0-		400,000		$630,000(1)
President/Director	2007	39,000	35,000	-0-
	2008	156,000			400,000	400,000		-0-

Bill Reed	2006	62,641	-0-	-0-				$562,500(2)
Vice president/director	2007	63,750	35,000
	2008	166,000	-0-	-0-	40,000	40,000	-0-

Ian Talbot	2006	-0-	-0-	-0-
	2007	-0-	-0-	-0-
	2008	-0-	-0-	-0-	55,000	195,000	-0-

Michel Yvan	2005	-0-	-0-	-0-
Stinglhamber	2006-	-0-	-0-	-0-
	2007	4,000	-0-	-0-		145,000
	2008	24,000	-0-	-0-	50,000	35,000	-0-

Daniel Hachey	2006	-0-	-0-	-0-
	2007	-0-	$870,000	-0-		300,000		$210,000(5)

John Carden	2006	-0-	-0-	-0-
	2007	-0-	-0-	-0-				$102,101(5)
	2008	-0-	-0-	-0-	50,000	180,000	-0-

Robert Dinning	2006	-0-	-0-	-0-
	2007	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	10,000	-0-

Lucie Letellier	2006	26,000	-0-	-0-	-0-	-0-	-0-
Chief financial officer (3)	2007	82,060	-0-	-0-	50,000	-0-	-0-
	2008	125,000	-0-	-0-	-0-	150,000	-0-

Footnotes

Note 1: The $630,000 represents the issuance of 300,000 shares of our common stock to Mr. Crupi for achieving his objectives and building shareholder value during the fiscal year ended June 30, 2006.

Note 2: On August 31, 2005 the Company entered into a consulting agreement with Charles William Reed who agreed to act as exploration manager (Mexico) and Director of the Company. The $562,500 represents share based compensation in consideration for the issuance of 250,000 shares of common stock which were granted for achieving his objectives during the fiscal year ended June 30, 2007.

Note 3:  On August 23, 2007 we appointed Michael Clancy as our corporate secretary and Lucie Letellier was appointed our chief financial officer.

Note 4:

William Reed	400,000 (1)
Christopher Crupi	400,000 (1)
John Carden	180,000 (1)
Daniel Hachey	180,000 (1)
Ian Talbot	195,000 (1)
Michel Ivan Stinglhamber	35,000 (1)
Lucie Letellier	150,000 (1)
Michael Clancy	75,000 (1)
Robert Dinning	10,000 (2)

———————

(1)

Stock options granted have a strike price of $2.42 per share.

(2)

Strike price of options granted is $2.25 per share.

Note 5: Represents stock based compensation.

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

STOCK OPTIONS /GRANTS EXERCISED IN LAST FISCAL YEAR

None.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of August 31, 2008 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name	No. of Shares of Common Stock (1)	Percent of Class

Christopher Crupi	4,023,900	8.0%
Sprott Asset Management Inc.	3,642,000	7.2%
Libra Advisors Inc.	3,571,500	7.1%
Charles Reed	906,000	1.8%
Michel Yvan Stinglhamber	85,000	*
Daniel Hachey	380,000	*
John Carden	275,000	*
Ian Talbot	250,000	*
Michael Clancy	75,000	*
Lucie Letellier	292,460	*
Robert Dinning	65,000	*
(All officers and directors as a group 8 persons)	6,352,360	12.6%

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

Based on the foregoing, we granted the following stock options:

Name	Number	Exercise Price

William.Reed:	400,000	$2.42
Christopher Crupi-	400,000	$2.42
John Carden:	180,000	$2.42
Daniel Hachey:	180,000	$2.42
Ian Talbot:	195,000	$2.42
Michel. Stinglhamber:	35,000	$2.42
Michael Clancy:	75,000	$2.42
Lucie Letellier	150,000	$2.42
Robert Dinning	50,000	$2.25

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 31, 2008. As of August 31, 2008 there were 48,620,997 shares of our common stock issued and outstanding. The table above assumes the exercise of outstanding options which would result in 50,210,997 issued and outstanding shares of our common stock.

The following table is a summary of our equity compensation plans as of August 31, 2008

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Securities Available for
Issuance under a plan
(2007/08).	4,000,000	$2.42	115,500

Securities Available for
Issuance under a Plan
(2006/07)	2,000,000	$2.24	-0-

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

During the year ended June 30, 2008 directors received payments on account of professional fee reimbursements totaling $437,178 as compared to $1,161,339 in 2007.

On January 8, 2008 the Company issued 195,000 shares to directors as compensation for services rendered. In addition, on January 8, 2008 Mr. Crupi was issued 400,000 shares of the Company’s common stock valued at $792,000.

Also in December 2007, we issued 50,000 shares to Michel Stinglehamber as compensation for services rendered as a director.

In 2006, the Company entered into a premises lease agreement for office space in Ottawa with a corporation in which Christopher Crupi is a shareholder and was formerly a director. The Company pays a monthly rent of approximately $7,000 (Canadian) for 2008 which the Company believes represents the fair market value for similar leased space.

Item 14.

Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $58,000 and $60,000 for the audit of our annual financial statements for the fiscal years ended June 30, 2008 and 2007, respectively, and $18,000 and $30,000 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended 2008 and 2007 respectively.

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

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended June 30, 2008 and 2007.

Our audit committee was established in May 2007. In discharging its oversight responsibility as to the audit process, the audit committee obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence

Discussions with Audit Committees. Our audit committee discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The audit committee also discussed with management and the independent auditors the quality and adequacy of its internal controls. The audit committee reviewed with the independent auditors their management letter on internal controls.

The audit committee discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2008 with management, the entire Board and with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the entire Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended June 30, 2008, for filing with the Securities and Exchange Commission.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

a.

The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND 2007

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 AND CUMULATIVE LOSSES SINCE INCEPTION MARCH 29, 2005 TO JUNE 30, 2008.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2008 AND JUNE 30, 2007 AND CUMULATIVE SINCE INCEPTION TO JUNE 30, 2008

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEAR ENDED JUNE 30, 2008

NOTES TO FINANCIAL STATEMENTS

b.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation filed for a name change on August 24, 2007 (Filed as part of our Form 10-SB on 11/2/05
3.2	Certificate of Amendment to Articles of Incorporation filed as an exhibit to our Form 8-k filed 8/28//07
3.3	Bylaws filed as an exhibit to our Form 8-k filed on 8/28/07
4.1	20006/07 Stock Incentive and Equity Compensation Plan filed as on exhibit on Form S-8 filed November 8, 2006
4.2	2007/08 Stock Incentive and Equity Compensation Plan filed as an exhibit to our proxy statement on 6/29/07
4.3	Registration Rights Agreement filed as an exhibit to Form 8-k filed 4/6/07
4.4	Warrant Agreement filed as an exhibit to Form 8-k filed 4/6/07
4.5	Broker Warrant Agreement filed as an exhibit to Form 8-k filed 4/6/07
10.1	Option Agreement on San Miguel properties. Filed as an exhibit to Form 10-SB filed on 11/2/05
10.2	Agency Agreement with Blackmont Securities filed as an exhibit to Form 8-k filed 4/6/07
10.3	Agreement of Purchase and Sale between the Company and Tara Gold Resources filed as an exhibit to form 8-k filed 9/2/08
31.1	* Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	* Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 .1	* Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32 .2	* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*

Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
CEO and Director

Date: September 23, 2008

POWER OF ATTORNEY

By signing this Annual Report on Form 10-K below, I hereby appoint Christopher Crupi as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	Chief Executive Officer/Director	September 23, 2008
Christopher Crupi

/s/ CHARLES REED	Vice President/Director	September 23, 2008
Charles Reed

/s/ JOHN CARDEN	Director	September 23, 2008
John Carden

/s/ DANIEL HACHEY	Director	September 23, 2008
Daniel Hachey

/s/ IAN TALBOT	Director	September 23, 2008
Ian Talbot

/s/ MICHEL YVAN STINGLHAMBER	Director	September 23, 2008
Michel Yvan Stinglhamber

/s/ROBERT DINNING	Director	September 23, 2008
Robert Dinning

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold and Silver Corp. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheets of Paramount Gold and Silver Corp. as at June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

"Cinnamon Jang Willoughby & Company"

Chartered Accountants

Burnaby, BC

August 31, 2008

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2. Telephone: +1 604 435 4317. Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of  International. A world-wide organization of accounting firms and business advisors

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Audited)

As at June 30, 2008 and June 30, 2007

(Expressed in United States dollars, unless otherwise stated)

	As at June 30, 2008 (Audited)	As at June 30, 2007 (Audited)
Assets

Current Assets

Cash and cash equivalents	$3,199,848	$16,231,388
Amounts receivable	1,384,492	944,069
Notes Receivable (Note 8)	870,000	—
Prepaid and Deposits	379,348	1,741,625
	5,833,688	18,917,082

Long Term Assets

Mineral properties (Note 6)	4,738,747	3,001,247
Fixed assets (Note 7)	354,996	271,509
GIC Receivable	1,004,897	—
	6,098,640	3,272,756
	$11,932,328	$22,189,838

Liabilities and Shareholder’s Equity

Liabilities

Current Liabilities

Accounts payable	$1,714,620	$779,345

Shareholder’s Equity

Capital stock (Note 4)	48,541	46,502
Additional paid in capital	32,604,284	28,742,381
Contributed surplus	13,540,945	10,159,322
Deficit accumulated during the exploration stage	(35,956,085)	(17,546,124)
Cumulative translation adjustment	(19,977)	8,412
	10,217,708	21,410,493

	$11,932,328	$22,189,838

Commitments (Note 13) Subsequent Events (Note 14)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Operations (Audited)

For the Year Ended June 30, 2008 and June 30, 2007

(Expressed in United States dollars, unless otherwise stated)

	Year Ended June 30, 2008	Year Ended June 30, 2007	Cumulative Since Inception March 29, 2005 to June 30, 2008
Revenue

Interest Income	$457,562	$268,605	$733,027

Expenses:
Incorporation Costs	—	—	1,773
Exploration	7,575,155	4,359,306	12,468,077
Professional Fees	1,429,979	608,061	2,243,745
Travel & Lodging	429,494	121,065	627,686
Geologist Fees & Expenses	826,504	512,142	1,863,055
Corporate Communications	539,304	228,833	886,598
Consulting Fees	182,357	—	482,234
Marketing	932,777	89,296	1,095,174
Office & Administration	511,096	233,541	779,513
Interest & Service Charges	11,281	4,326	20,211
Insurance	90,701	55,762	151,363
Amortization	95,627	30,629	130,902
Rent	92,606	93,864	186,470
Financing	93,384	—	93,384
Miscellaneous	(3,843)	(6,175)	(10,018)
Stock Based Compensation	6,061,101	8,136,795	14,197,896
Write Down of Mineral Property	—	1,471,049	1,471,049
Total Expense	18,867,523	15,938,494	36,689,112

Net Loss	18,409,461	15,669,889	35,790,554
Other comprehensive loss
Foreign Currency Translation Adjustment	28,389	(8,412)	19,977

Total Comprehensive Loss for the Period	$18,438,350	$15,661,477	$35,810,531

Basic & Diluted Loss per Common Share	0.38	0.43

Weighted Average Number of Common Shares Used in Per Share Calculations	47,703,566	36,543,532

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Cash Flows (Audited)

For the Year Ended June 30, 2008 and June 30, 2007

(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2008		For the Year Ended June 30, 2007	Cumulative Since Inception to June 30, 2008
Operating Activities:

Net Loss		$(18,409,961)	$(15,669,889)	$(35,956,085)
Adjustment for:
Amortization		95,627	30,629	130,902
Stock based compensation		6,061,101	8,136,795	14,414,632
Write-down of mineral properties		—	1,471,049	1,471,049
(Increase) Decrease in accounts receivable		(415,594)	(766,959)	(1,359,663)
(Increase) Decrease in prepaid expenses		(174,298)	(30,668)	(197.926)
Increase (Decrease) in accounts payable		703,254	555,679	1,482,599

Cash used in Operating Activities		(12,139,871)	(6,273,364)	(20,014,492)

Investing Activities:

Purchase of Mineral Properties		(1,040,308)	(379,495)	(2,874,803)
Purchase of GIC receivable		(1,004,897)	—	(1,004,897)
Note receivable		(870,000)	—	(870,000)
Purchase of Equipment		(179,114)	(259,835)	(485,918)

Cash used in Investing Activities		(3,094,319)	(639,330)	(5,235,618)

Financing Activities:
Increase (decrease) in demand notes payable		—	(100,000)	105,580
Issuance of capital stock		2,250,000	22,783,467	28,396,904

Cash from Financing Activities:		2,250,000	22,683,467	28,502,484

Effect of exchange rate changes on cash		(47,350)	(5,176)	(52,526)

Increase (Decrease) in Cash		(13,031,540)	15,765,597	3,199,848
Cash, beginning		16,231,388	465,791	—

Cash, ending		$3,199,848	16,231,388	$3,199,848

Supplemental Cash Flow Disclosure:
Interest Received	$		4,326	$7,642
Taxes Paid		—	—	—
Cash		1,142,600	536,514	1,679,114
Short term investments		2,057,247	15,694,874	17,752,121
Non Cash Transactions (Note 3)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Year Ended June 30, 2008

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

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493

Capital issued for financing	1,000,000	1,000	1,778,590	—	—	—	1,779,590
Capital issued for services	770,000	770	1,593,582	—	—	—	1,594,352
Capital issued for mineral properties	268,519	269	489,731	—	—	—	490,000
Fair Value of warrants	—	—	—	—	470,410		470,410
Stock based compensation	—	—	—	—	2,911,213	—	2,911,213
Foreign currency translation	—	—	—	—	—	(28,389)	(28,389)
Net Income (loss)	—	—	—	(18,409,961)	—	—	(18,409,961)
Balance at June 30, 2008	48,540,997	48,541	32,604,284	(35,956,085)	13,382,573	(19,977)	10,217,708

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

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

These financial statements have been prepared in accordance with generally accepted accounting    principles in the United States of America.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s consolidated financial statements filed as part of the Company’s June 30, 2008, Year End Report on Form 10-K.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2008 and the consolidated results of operations and consolidated statements of cash flows for the year ended June 30, 2008.

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

For the Year Ended June 30, 2008

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

GIC Receivable

The GIC Receivable is non-redeemable until May 7, 2010 and bears an interest rate of 3.25%.

Notes Receivable

Notes receivable are classified as available-for-sale or held-to-maturity, depending on our intent with respect to holding such investments. If it is readily determinable, notes receivable classified as available-for-sale are accounted for at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported net of tax as a component of other comprehensive income within shareholders’ equity. Interest income is recognized when earned.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at June 30, 2008, the Company’s only component of comprehensive income was foreign currency translation adjustments.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

2.

Principal Accounting Policies: (Continued)

Long Term Assets

Mineral Properties

The Company has been in the exploration stage since its inception on March 29, 2005, and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  The Company expenses all costs related to the maintenance, development and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

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

Fixed Assets

Property and equipment are recorded at cost and are amortized over their estimated useful lives at the following annual rates, with half the rate being applied in the year of acquisition:

Computer equipment

30% declining balance

Equipment

20% declining balance

Furniture and fixtures

20% declining balance

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted SFAS No. 109 as of its inception.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years; and accordingly is offset by a valuation allowance. FIN No.48 prescribes a recognition threshold and measurement attribute for financial statement recognition ad measurement of tax positions taken into in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in our Consolidated Statements of Operations. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

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

For the Year Ended June 30, 2008

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

3.

Non-Cash Transactions:

During the years ended June 30, 2008 and 2007, the Company entered into certain non-cash activities as follows:

	2008	2007

Operating and Financing Activities
From issuance of shares for consulting and geological services	$1,594,352	$7,434,450
From issuance of shares for mineral property	$490,000	$1,160,000

During the year ended June 30, 2008, the Company issued 770,000 common shares (2007 – 3,107,500 common shares) in exchanges of services rendered and to be rendered in the subsequent year at trading values ranging between $1.75 and $2.63 per share for total consideration of $1,594,350 (2007 – 7,434,450), $3,149,888 (2007 - $5,801,455) has been expensed as stock-based compensation. This amount also represents stock-based compensation for shares issued in the prior year, the remaining $77,459 is included in the prepaid expenses as at June 30, 2008 (2007 - $1,632,995).

The company issued 18,519 common shares as payment on the San Miguel property, share issuance was recorded at a trading value of $2.70 for total considerations of $50,000.

The company issued 250,000 common shares as payment on the Elyca property, share issuance was recorded at a trading value of $ 1.76 for total considerations of $ 440,000.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

4.

Capital Stock:

Authorized capital stock consists of 100,000,000 common shares with par value of $0.001 each. Capital stock transactions of the Company during the year ended June 30, 2008 are summarized as follows:

During the year ended June 30, 2008, the Company issued 770,000 common shares (2007 – 3,107,500 common shares) in exchanges of services rendered and to be rendered in subsequent periods at trading values ranging between $1.75 and $2.63 per share for total consideration of $1,594,350 (2007 – 7,434,450), $3,149,888 (2007 - $5,801,455) has been expensed as stock-based compensation. This amount also represents stock-based compensation for shares issued in the prior year, the remaining $77,459 is included in the prepaid expenses as at June 30, 2008 (2007 - $1,632,995).

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

The company issued 250,000 common shares as payment on the Elyca property, share issuance was  recorded at a trading value of $1.76 for total considerations of $ 440,000.

The following share purchase warrants and agent compensation warrants were outstanding at June 30, 2008:

	Exercise price	Number of warrants	Remaining contractual life (years)
Warrants	2.50	1,171,500	0.58
Agent compensation warrants	2.10	623,909	0.75
Warrants	2.90	5,199,248	0.75
Warrants	3.25	1,000,000	1.23
Outstanding and exercisable at June 30, 2008		7,994,657

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

4.

Capital Stock (Continued):

During the year ended June 30, 2007 the Company issued 1,000,000 warrants pursuant to private placement agreements at an exercise price of $3.25.

	June 30, 2008	June 30, 2007
Risk free interest rate	4.50%	4.68%
Expected dividend yield	0%	0%
Expected stock price volatility	62%	75%
Expected life of options	2 years	2 years

5.

Related Party Transactions:

During the year ended June 30, 2008, directors received payments on account of professional fees and reimbursement of expenses in the amount of $437,178 (2007: $1,161,339).

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

During the year ended June 30, 2008 the Company made payments pursuant to a premises lease agreement with a corporation having a shareholder in common with a director of the company (see Note 13).

6.

Mineral Properties:

The Company has seven mineral properties located within Sierra Madre gold district, Mexico. The Company has capitalized acquisition costs on these mineral properties as follows:

	2008	2007
Garibaldi	100,000	—
San Miguel Groupings	$2,468,832	$2,418,832
La Blanca	507,564	507,564
Santa Cruz	44,226	44,226
Andrea	20,000	20,000
Gissel	625	625
Cotaruse	10,000	10,000
Elyca	1,587,500	—
	$4,738,747	$3,001,247

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

6.

Mineral Properties (Continued):

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

b.

La Blanca

During the year ended June 30, 2008, the company renegotiated its agreement on the La Blanca mining concessions.  It has an option to acquire a 100% in the La Blanca property located in Guazapares, Chihuahua, Mexico. Pursuant to the option agreement, payments of $180,000 have been made.  Furthermore, the company must pay a royalty of $1.00 for each ounce of gold or its equivalent.  The Company must incur $500,000 in exploration expenses during the period ended December 31, 2008.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

6.

Mineral Properties (Continued):

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

e.

Elyca

The company acquired the Elyca mining concession located in the municipality of Gauazapares, State of Chihuahua for a total price of $ 1,000,000. This amount was paid during the year ended June 30, 2008.  Pursuant to the purchase agreement the company  issued an additional 250,000 shares to Minera Rio Tinto, share issuance was recorded at a trading value of $1.76 for total considerations of $ 440,000.

f.

Garabaldi, Temoris land package

A Letter of Intent was signed on June 19, 2008, for grant of option and joint venture on a portion of the Temoris Project controlled by Garibaldi Resources Corp and its Mexican wholly owned subsidiary Minera Pender S.A. de C.V. located in Chihuahua State, Mexico. The joint venture agreement would result in acquiring an interest in 17,208 hectares of property. The new agreement will cover approximately 6,657 hectares previously optioned in 2006 and adds several new parcels totaling 10,543 hectares under the umbrella of a joint venture.

Paramount has made an initial payment to Garibaldi in the amount of $100,000.  Paramount will earn a 50% interest by making an additional payment of $400,000, issuing 600,000 restricted common shares, and spending $700,000 on exploration. To increase its interest to 70%, Paramount must spend an additional $1,000,000 in exploration expenditures within 30 months, make an additional payment of $500,000, and issue an additional 400,000 restricted common shares.

Upon earning a 70% joint venture interest, Paramount may increase its interest to 80% within 30 months of the signing of the Agreement, exclusively and limited to the approximately 6,657 hectares referred to in the October 6, 2006, agreement.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

7.

Fixed Assets:

		Accumulated	Net Book Value
	Cost	Amortization	2008	2007
Property and Equipment	$485,513	$130,517	$354,996	$271,509

During the year ended June 30, 2008, total additions to property, plant and equipment were $178,730
(2007- $259,834).

8.

Notes Receivable:

Secured convertible debenture from Mexoro Minerals Ltd., issued pursuant to the Letter of Intent dated May 2, 2008, between Mexoro Minerals Ltd. And Paramount Gold and Silver Corp. with respect to the proposed Strategic Alliance between Mexoro and Paramount. The parties agree that Mexoro may defer   all interest payments on the secured convertible debenture until September 10, 2008.

	Maturity Date	Interest Rate	2008
Note Receivable - Mexoro Minerals	June 18, 2009	8% per annum	370,000
Note Receivable - Mexoro Minerals	May 7, 2009	8% per annum	500,000
			$870,000

The notes are secured by all of the Mexoro Minerals Ltd and its subsidiaries including Sunburst Mining de Mexico S.A. de C.V. The notes are convertible to units of one common share and one half common share purchase warrant of Mexoro Minerals Ltd. at a price of $0.50 per unit.

9.

Income Taxes:

At June 30, 2008, the Company has unused tax loss carry forwards in the United States of $4,403,803 (2007 — $1,142,946) expiring between the years 2026 and 2028 which are available to reduce taxable income. As at June 30, 2008 the Company has unused tax loss carry forwards in Mexico and Peru of $16,945,112 (2007 - $7,952,736) which are available to reduce taxable income.  The tax effect of the significant components within the Company’s deferred tax asset (liability) at June 30, 2008 was as follows:

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

9.

Income Taxes (Continued):

	2008	2007
United States
Loss carry forwards	1,321,141	347,602
Property, plant and equipment	24,007	2,765
Mexico
Loss carry forwards	3,673,779	1,208,393
Property, plant and equipment	8,117	4,682
Peru
Loss carry forwards	1,147,342	1,098,834
Property, plant and equipment	6,452	2,801
Valuation allowance	(6,180,837)	(2,665,077)

Net deferred tax asset	0	0

The income tax expense differs from the amounts computed by applying the statutory tax to pre-tax losses as a result of the following:

	2008		2007
	United States	Peru/Mexico	United States	Peru/Mexico
Net Operating Loss	9,356,095	9,053,865	9,185,950	6,483,939
Statutory Tax Rate	30%	29%	30%	29%
Effective Tax Rate	—	—	—	—
Expected recovery at statutory rates	2,806,829	2,538,973	2,775,785	1,869,581
Adjustments to benefits resulting from:
Stock based compensation	(1,818,330)	—	(2,441,039)	—
Valuation allowance	(988,499)	(2,538,973)	(517,100)	(1,943,245)
Provision for income taxes	$Nil	$Nil	$Nil	$Nil

Potential benefit of net operating losses have not been recognized in these financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

10.

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

This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008.  The Company is currently reviewing the impact of this statement.

(ii)

Employers accounting for defined benefit pension and other postretirement plans

In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending December 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

(ii)

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 is effective for the Company at the beginning of fiscal 2009. This statement permits us to choose to measure many financial instruments and certain other items at fair value. Adoption of SFAS 159 on July 1, 2008 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

10.

Recent Accounting Pronouncements (Continued):

(iv)

Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Collateral Assignment Split Dollar Life Insurance

The Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are effective for Meredith as of July 1, 2008, and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(v)

Business Combinations

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

(vi)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(vii)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, the Company will adopt SFAS 161 in fiscal 2010.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

11.

Segmented Information:

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities.

Loss for the year by geographical segment for the year ended June 30, 2008:

	United States	Peru	Mexico	Total
Interest income	$454,241	$—	$3,322	$457,562

Expenses:
Exploration (note 15)	(869,376)	(54,597)	8,499,128	7,575,154
Professional fees	1,357,218	—	416	1,357,634
Travel and lodging	429,494	—	—	429,494
Geologist fees and expenses	436,954	81,002	308,548	826,504
Corporate communications	539,304	—	—	539,304
Consulting fees	182,357	—	—	182,357
Marketing	932,777	—	—	932,777
Office and administration	366,628	135,180	13	501,821
Interest and service charges	7,752	109	3,420	11,281
Franchise taxes	9,275	—	—	9,275
Insurance	68,222	—	22,479	90,701
Legal fees- Mexoro	27,396	—	—	27,396
DTC expenses	44,949	—	—	44,949
Amortization	34,137	32,854	28,635	95,627
Rent	92,606	—	—	92,606
Financing	93,384	—	—	93,384
Miscellaneous	(3,843)	—	—	(3,843)
Stock based compensation	6,061,101	—	—	6,061,101
Total Expenses	9,591,964	194,547	8,697,109	18,701,992
Net loss	$9,356,096	$194,547	$8,859,318	$18,409,961

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

11.

Segmented Information (Continued):

Loss for the year by geographical segment for the year ended June 30, 2007:

	United States	Peru	Mexico	Total
Interest income	$223,150	$—	$45,455	$268,605
Expenses:

Exploration	23,882	1,127,163	3,208,261	4,359,306
Professional fees	542,724	5,584	59,753	608,061
Travel and lodging	118,487	2,578	—	121,065
Geologist fees and expenses	—	16,306	495,836	512,142
Corporate communications	228,833	—	—	228,833
Consulting fees	—	—	—	—
Marketing	89,254	42	—	89,296
Office and administration	98,627	124,445	10,469	233,541
Interest and service charges	2,874	65	1,387	4,326
Insurance	55,762	—	—	55,762
Amortization	24,173	6,107	349	30,629
Rent	93,864	—	—	93,864
Miscellaneous	(6,175)	—	—	(6,175)
Stock Based Compensation	8,136,795	—	—	8,136,795
Write-down of Mineral Properties	—	1,271,600	199,449	1,471,049
Total expenses	9,409,100	2,553,890	3,975,504	15,938,494
Net loss	$9,185,950	$2,553,890	$3,930,049	$15,669,889

Assets by geographical segment:

	United States	Peru	Mexico	Total

June 30, 2008
Mineral properties	—	10,000	4,728,747	4,738,747
Equipment	146,081	80,118	128,797	354,996

June 30, 2007
Mineral properties	—	10,000	2,991,246	3,001,246
Equipment	64,922	141,392	65,195	271,509

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

12.

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

During the year ended June 30, 2008, the board granted 1,674,500 stock options to consultants as follow:

•

150,000 common stock options exercisable until November 29, 2011, at a price of $3.15;

•

62,500 stock options exercisable until September 30, 2009, at a price of $2.50;

•

1,342,000 stock options exercisable until December 31, 2009, at a price of$2.50.  Of this grant, 25,000 options were cancelled due to termination of contract and 15,000 options are exercisable until February 11, 2009, due to death of optionee;

•

50,000 stock options exercisable until March 1, 2013, at a price of $2.25;

•

10,000 stock options exercisable until March 31, 2010, at a price of $2.50

•

During the year 30,000 stock options from the 2006/2007 grant were cancelled due to the resignation of the optionee.

Changes in the Company’s stock options for the year ended June 30, 2008 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of year	1,620,000	$2.24
Granted Granted Granted Granted	1,615,000 150,000 62,500 1,342,000	$2.42 $3.15 $2.50 $2.50
Granted	50,000	$2.25
Granted	10,000	$2.50
Expired on cancelled	(115,000)	$2.37
Balance, end of period	4,734,500	$2.43

At June 30, 2008, there were 4,734,500 exercisable options outstanding.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

12.

Employee Stock Option Plan (Continued):

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

The grant-date fair value of options granted during the year ended June 30, 2008 was between $0.45 -$1.03.

Total stock-based compensation related to the issuance of options for the year ended June 30, 2008 was $2,911,213.

13.

Commitments:

a.

Premises Lease

By a lease agreement dated July 6, 2006, with a company having a shareholder in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration; 2009 - $87,885.

b.

Letter of Intent

Paramount has signed a Letter of Intent to enter into a strategic alliance with Mexoro Minerals Ltd. The strategic alliance contemplates both companies combining their mining and exploration expertise including resources such as management, personnel, exploration equipment and mining concessions to maximize shareholder value creating an exciting alignment of interest between the companies.  Both companies operate projects in the Sierra Madre gold-silver belt in Chihuahua, Mexico.

The agreement calls for Paramount to invest a minimum of $4 million and maximum of $6 million into Mexoro, fixed at a price of $0.50 per unit by August 5, 2008. Each unit will consist of 1 common share of Mexoro and one half warrant to purchase additional common shares at a price of $0.75 per share   exercisable immediately for a period of four years from closing.  Should Paramount subscribe for the maximum, it would receive 12 million shares and 6 million warrants in the offering.  The closing price of Mexoro shares quoted on the OTCBB on May 2, 2008 was $0.59 per share.

Subsequent to the year end, the Company terminated the Letter of Intent with Mexoro Minerals Ltd.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

14.

Subsequent Events:

(i)

On August 7, 2008 the company completed a private placement financing of 1,071,429common shares priced at $1.40 per unit (all funds in CDN dollars) for proceeds of $1.5million.  Each share consists of one common share and one half common share purchase warrant with a strike price of $2.10 and an expiry of one year or at a strike price of $2.50 and an expiry of two years.

(ii)

Subsequent to year end the company signed an agreement to purchase all of the rights to the and interest to Tara Gold Resources Inc’s 30% share of the San Miguel Joint Venture, including the area of mutual interest agreement. The consideration was the issuance of 7,350,000 restricted common shares of Paramount Gold & Silver Corp. The 30% interest will be recorded as an asset based on the average closing price per share of the company’s stock price for the twenty consecutive trading days ending August 21, 2008.  Cash consideration in the amount of approximately $ 10,000 US (100,000 pesos plus 15% tax) is also to be paid. All amounts receivable from Tara Gold Resources Inc. will be forgiven as soon as all conditions of the agreement have been satisfied. (See note 15)

15.

Unrecorded Accounts Receivable:

The Company has not recorded amounts receivable from Tara Gold Resources Corp. (formerly “American Stellar Energy”) on account of its share of expenditures on the San Miguel project. A balance of $ 1,005,900 is owed at June 30, 2008. As collection is not reasonably assured, the Company has not recognized any recovery.  The amount will be recorded as a recovery of exploration expenditures in the period received.

During the year ended June 30, 2008 the company recorded recoveries of $2,804,953 (2007 - $Nil). This amount has been recorded against exploration expenses; total exploration expenses before recoveries are $10,214,576 for the year ended June 30, 2008.

16.

Differences Between US and Canadian Generally Accepted Accounting Principles:

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Set out below are the material adjustments to net loss for the years ending June 30, 2008 and 2007 and to shareholders’ equity at June 30, 2008 and 2007 in order to conform to accounting principles generally accepted in Canada (“Canadian GAAP”).

Statement of Loss	Year ended June 30, 2008	Year ended June 30, 2007

Net loss based on US GAAP	$(18,409,961)	$(15,669,889)
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 16a)	8,004,289	2,919,675
Net loss for the year based on Canadian GAAP	(10,405,672)	(12,750,214)

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

16.

Differences Between US and Canadian Generally Accepted Accounting Principles (Continued):

Stockholders’ Equity	June 30, 2008	June 30, 2007

Stockholders’ Equity based on US GAAP	$10,217,708	$21,410,493
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 16a)	10,923,964	2,919,675
Stockholders’ Equity based on Canadian GAAP	21,141,672	24,330,168

 The following sets out the material balance sheet differences between Canadian and U.S. GAAP:

Mineral Properties	June 30, 2008	June 30, 2007

US GAAP	$4,738,747	$3,001,247
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 16a)	10,923,964	2,919,675
Canadian GAAP	15,662,711	5,408,780

(a)  Interest in Exploration Properties and Deferred Exploration Costs

Under U.S. GAAP, acquisition costs are capitalized, but exploration costs are not considered to have the characteristics of property, plant and equipment and, accordingly, are expensed prior to the Company determining that economically proven and probable mineral reserves exist, after which all such costs are capitalized.

Under Canadian GAAP, acquisition and exploration expenditures on properties, less recoveries in the pre-production stage, are deferred until such time as the properties are put into commercial production, sold or become impaired. On the commencement of commercial production, the deferred costs are charged to operations on the unit-of-production method based upon estimated recoverable proven and probable reserves. General exploration expenditures are charged to operations in the period in which they are incurred. The Company recognizes the payment or receipt of payment required under option agreements when paid or received.

(b)  Statement of Cash Flows

As a result of the treatment of mining interests under item (a) above, cash expended for the exploration costs would have been classified as investing rather than operating, resulting in the following totals under Canadian GAAP:

	June 30, 2008		June 30, 2007

Cash used in operating activities	$	(4,135,582)	$(3,353,689)
Cash used in investing activities		(11,098,608)	(3,559,005)

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

16.

Differences Between US and Canadian Generally Accepted Accounting Principles (Continued):

(c)  Recent Accounting Pronouncements

International Financial Reporting Standards (“IFRS”)

In 2006, the Canadian Accounting Standards Board (“AcSB”) published a new strategic plan that will significantly affect financial reporting requirements for Canadian companies. The AcSB strategic plan outlines the convergence of Canadian GAAP with IFRS over an expected five year transitional period. In

February 2008 the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canada’s own GAAP. The date is for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. The transition date of January 1, 2011 will require the restatement for comparative purposes of amounts reported by the Company for the year ended December 31, 2010. While the Company has begun assessing the adoption of IFRS for 2011, the financial reporting impact of the transition to IFRS cannot be reasonably estimated at this time.

:

Capital Disclosures

As a result of new Section 1535, Capital Disclosures, the Company will be required to include additional information in the notes to the financial statements about its capital and the manner in which it is managed. This additional disclosure includes quantitative and qualitative information regarding an entity’s objectives, policies and procedures for managing capital. This Section is applicable for the fiscal year beginning on July 1, 2008.

Disclosure and Presentation of Financial Instruments

New accounting recommendations for disclosure and presentation of financial instruments are effective for the Company beginning July 1, 2008. The new recommendations require disclosures of both qualitative and quantitative information that enables users of financial statements to evaluate the nature and extent of risks from financial instruments to which the Company is exposed.

Goodwill and Intangible Assets

The Accounting Standards Board has also issued a new Section 3064, Goodwill and Intangible Assets, to replace current Section 3062, Goodwill and Other Intangible Assets. The new section establishes revised standards for recognizing, measuring, presenting and disclosing goodwill and intangible assets. Canadian Institute of Chartered Accountants Handbook Section 3064 is effective for fiscal years beginning on or after October 1, 2008 and will be adopted by the Company for the year ending June 30, 2009.