Form 10-Q
period 2008-09-30
PARAMOUNT GOLD & SILVER CORP.
filed 2008-11-14
CIK 1342854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 57,513,632 shares of Common Stock, $.001 par value as of October 14, 2008.

PARAMOUNT GOLD AND SILVER CORP.

INDEX

PAGE
PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements

1

Consolidated Balance Sheets at September 30, 2008 (Unaudited) and June 30, 2008

1

Consolidated Statements of Operations (unaudited) for the Three Months Ended
September 30, 2008 and for the Three Months Ended September 30, 2007 and
Cumulative Since Inception, (March 29, 2005 to September 30, 2008)

2

Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended
September 30, 2008 and September 30, 2007 and Cumulative Since Inception
to September 30, 2008

3

Consolidated Statement of Stockholders’ Equity for the Period Ended
September 30, 2008 (unaudited)

4

Notes to Consolidated Financial Statements (unaudited)

6

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operation

22

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

37

Item 4.      Controls and Procedures

38

Item 4T.     The information required by Item 4t is contained in Item 4.

38

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

39

Item 1A.    Risk Factors

39

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

39

Item 3.       Defaults upon senior securities

39

Item 4.       Submission of matters to a vote of security holders

39

Item 5.       Other information

40

Item 6.       Exhibits

40

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OTHER PERTINENT INFORMATION

When used in this report, the terms "Paramount," the "Company," “we," "our," and "us" refers to Paramount Gold and Silver Corp., a Delaware corporation.

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

(Expressed in United States dollars, unless otherwise stated)

	As at September 30, 2008	As at June 30, 2008
Assets	(Unaudited)	(Audited)

Current Assets

Cash and cash equivalents	$1,211,497	$3,199,848
Amounts receivable	1,380,322	1,384,492
Notes receivable (Note 9)	1,402,981	870,000
Prepaid and deposits	187,551	379,348
	4,182,351	5,833,688

Long Term Assets

Mineral properties (Note 7)	13,679,197	4,738,747
Fixed assets (Note 8)	592,960	354,996
GIC	1,041,675	1,004,897
	15,313,832	6,098,640
	$19,496,183	$11,932,328

Liabilities and Shareholder’s Equity

Liabilities

Current Liabilities

Accounts payable	$1,605,956	$1,714,620

Shareholder’s Equity

Capital stock (Note 5)	57,513	48,541
Additional paid in capital	43,190,072	32,604,284
Contributed surplus	13,712,377	13,540,945
Deficit accumulated during the exploration stage	(39,017,464)	(35,956,085)
Cumulative other comprehensive income (loss)	(52,271)	(19,977)
	17,890,227	10,217,708

	$19,496,183	$11,932,328

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Operations (Unaudited)

For the Period Ended September 30, 2008 and September 30, 2007

(Expressed in United States dollars, unless otherwise stated)

	Period Ended September 30, 2008	Period Ended September 30, 2007	Cumulative Since Inception March 29, 2005 to September 30, 2008
Revenue

Interest Income	$97,277	$185,062	$830,304

Expenses:
Incorporation Costs	—	—	1,773
Exploration	1,449,884	2,048,446	13,917,961
Professional Fees	234,976	266,883	2,478,721
Travel & Lodging	72,953	79,137	700,639
Geologist Fees & Expenses	339,595	80,194	2,202,650
Corporate Communications	68,230	207,066	954,828
Consulting Fees	42,005	48,508	524,239
Marketing	187,056	228,458	1,282,230
Office & Administration	293,474	76,889	1,072,984
Interest & Service Charges	2,539	2,355	22,750
Loss on Disposal of Assets	44,669	—	44,669
Insurance	28,193	11,502	179,556
Amortization	27,348	20,314	158,250
Rent	22,915	19,761	209,385
Financing	—	—	93,384
Miscellaneous	(1,748)	(17,371)	(11,766)
Stock Based Compensation	346,566	3,590,907	14,544,462
Write Down of Mineral Property	—	—	1,471,049
Total Expense	3,158,655	6,663,049	39,847,768

Net Loss	3,061,378	6,477,987	39,017,464

Other comprehensive loss	—	—	—
Foreign Currency Translation Adjustment	32,294	(14,912)	52,271
Total Comprehensive Loss for the Period	$3,093,672	$6,463,075	$39,069,735
Basic & Diluted Loss per Common Share	0.06	0.14
Weighted Average Number of Common Shares Used in Per Share Calculations	52,627,417	46,156,154

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Cash Flows (Unaudited)

For the Period September 30, and September 30, 2007

(Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2008		For the Period Ended September 30, 2007	Cumulative Since Inception to September 30, 2008
Operating Activities:

Net Loss		$(3,061,378)	(6,477,987)	$(39,017,464)
Adjustment for:
Amortization		27,348	20,314	158,250
Stock based compensation		346,566	3,590,907	14,926,730
Write-down of mineral properties		—	—	1,471,049
Accrued interest receivable		(32,982)	—	(32,982)
Loss on disposal of assets		44,669	—	44,669
(Increase) Decrease in accounts receivable		4,170	(247,335)	(1,355,493)
(Increase) Decrease in prepaid expenses		114,338	(501,691)	(83,588)
Increase (Decrease) in accounts payable		108,664	611,817	1,208,404

Cash used in Operating Activities		(2,665,933)	(3,003,975)	(22,680,425)

Investing Activities:

Purchase of Mineral Properties		(12,000)	50,000	(2,886,803)
(Increase) Decrease in GIC receivable		36,778	—	(968,119)
(Increase) Decrease in Note receivable		(500,000)	—	(1,370,000)
Purchase of Equipment		(340,173)	(85,873)	(826,091)

Cash used in Investing Activities		(815,395)	(35,873)	(6,051,013)

Financing Activities:
Increase (decrease) in demand notes payable		—	—	105,580
Issuance of capital stock		1,486,950	—	29,883,854

Cash from Financing Activities:		1,486,950	—	29,989,434

Effect of exchange rate changes on cash		6,027	(6,500)	(46,499)

Increase (Decrease) in Cash		(1,988,351)	(3,046,348)	1,211,497
Cash, beginning		3,199,848	16,231,388	—

Cash, ending		$1,211,497	13,185,040	$1,211,497

Supplemental Cash Flow Disclosure:
Interest Received	$		185,062	$7,642
Taxes Paid			—	—
Cash			135,498	135,498
Short term investments			13,049,542	13,049,542
Non Cash Transactions (Note 4)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at Inception	—	$—	$—	$—	$—	$—	$—
Balance September 30, 2005	11,267,726	11,268	1,755	(1,773)	—		11,250

Capital issued for financing	34,000,000	34,000	—	—	—	—	34,000
Forward split	45,267,726	45,267	(45,267)	—	—	—	—
Returned to treasury	(61,660,000)	(61,660)	61,600	—	—	—	—
Capital issued for financing	1,301,159	1,301	3,316,886		—	—	3,318,187
Capital issued for services	280,000	280	452,370	—	—	—	452,650
Capital issued for mineral properties	510,000	510	1,033,286	—	—	—	1,033,796
Fair value of warrants	—	—	—	—	444,002	—	444,002
Net Income (loss)	—	—	—	(1,874,462)	—	—	(1,874,462)
Balance June 30, 2006	30,966,611	30,966	4,820,690	(1,876,235)	444,002	—	3,419,423

Capital issued for financing	11,988,676	11,990	15,225,207	—	—	—	15,237,197
Capital issued for services	3,107,500	3,107	7,431,343	—	—	—	7,434,450
Capital issued for mineral properties	400,000	400	1,159,600	—	—	—	1,160,000
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Fair value of warrants	—	—	—	—	7,546,270	—	7,546,270
Stock based compensation	—	—	—	—	2,169,050	—	2,169,050
Foreign currency translation adjustment	—	—	—	—	—	8,412	8,412
Net Income (loss)	—	—	—	(15,669,889)	—	—	(15,679,889)
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493

Capital issued for financing	1,000,000	1,000	1,778,590	—	—	—	1,779,590
Capital issued for services	770,000	770	1,593,582	—	—	—	1,594,352
Capital issued for mineral properties	268,519	269	489,731	—	—	—	490,000
Fair Value of warrants	—	—	—	—	470,410	—	470,410
Stock based compensation	—	—	—	—	3,069,585	—	2,911,213
Foreign currency translation	—	—	—	—	—	(28,389)	(28,389)
Net Income (loss)	—	—	—	(18,409,961)	—	—	(18,409,961)
Balance at June 30, 2008	48,540,997	48,541	32,604,284	(35,956,085)	13,540,945	(19,977)	10,217,708

Capital issued for financing	1,071,429	1,071	1,454,251	—	—	—	1,455,322
Capital issued for services	251,206	251	210,737	—	—	—	210,988
Capital issued for mineral properties	7,650,000	7,650	8,920,800	—	—	—	8,928,450
Fair Value of warrants	—	—	—	—	31,628	—	31,628
Stock based compensation	—	—	—	—	139,804	—	139,804
Foreign currency translation	—	—	—	—	—	(32,294)	(32,294)
Net Income (loss)	—	—	—	(3,061,378)	—	—	(3,061,378)
Balance at September 30, 2008	57,513,632	57,513	43,190,072	(39,017,464)	13,712,377	(52,271)	17,890,227

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2008

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

These financial statements have been prepared in accordance with generally accepted accounting  principles in the United States of America. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s consolidated financial statements filed as part of the Company’s September 30, 2008, Period End Report on Form 10-K.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2008 and the consolidated results of operations and consolidated statements of cash flows for the period ended September 30, 2008.

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

For the Period Ended September 30, 2008

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

GIC

The GIC is non-redeemable until May 7, 2010 and bears an interest rate of 3.25%.

Notes Receivable

Notes receivable are classified as available-for-sale or held-to-maturity, depending on our intent with respect to holding such investments. If it is readily determinable, notes receivable classified as available-for-sale is accounted for at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported net of tax as a component of other comprehensive income within shareholders’ equity. Interest income is recognized when earned.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2008, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

For the Period Ended September 30, 2008

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

Fixed Assets

Property and equipment are recorded at cost and are amortized over their estimated useful lives at the following annual rates, with half the rate being applied in the period of acquisition:

Computer equipment	30% declining balance
Equipment	20% declining balance
Furniture and fixtures	20% declining balance

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future periods; and accordingly is offset by a valuation allowance. FIN No.48 prescribes a recognition threshold and measurement attribute for financial statement recognition ad measurement of tax positions taken into in tax returns.

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

The functional currencies of the Company’s wholly-owned subsidiaries are the Mexican peso and Peruvian sol. The financial statements of the subsidiaries are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

3.

Recently Adopted Accounting Policies:

On July 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (fair value option) with changes in fair value reported in earnings. The adoption of SFAS 159 had no impact on the financial statements as management did not elect the fair value option for any other financial instruments or other assets and liabilities.

On July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the FASB staff issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning July 1, 2009.

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

3.

Recently Adopted Accounting Policies: (Continued)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets	$	$	$	$
Cash equivalents			—	—
Notes receivable	1,402,981	—	1,402,981	—
GIC	1,041,675	1041,6759	—	—

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

The Company’s GIC receivable and notes receivable are valued using quoted market prices in active markets and as such are classified within Level 2 of the fair value hierarchy.

4.

Non-Cash Transactions:

During the periods ended September 30, 2008 and 2007, the Company entered into certain non-cash activities as follows:

	2008	2007
Operating and Financing Activities
From issuance of shares for mineral properties	$8,828,450	$1,160,000
From issuance of shares services	$210,988	$7,434,450

During the period ended September 30, 2008, the Company issued 251,206 common shares (2007 – 125,000 common shares) in exchanges of services rendered at trading values ranging between $1.27 and $ 0.64 per share for total consideration of $ 210,988 (2007 – 328,750), $210,988 (2007 - $4,505) has been expensed as stock-based compensation.

During the period ended September 30, 2008, the Company issued 7,350,000 common shares (2007- 18,519) to purchase a mineral property and 300,000 for services rendered in obtaining a mineral property for a total of 7,650,000 shares related to the purchase of a mineral property valued at $8,928,450. This amount has been capitalised as mineral property acquisition costs (2007- $50,000).

An amount of $77,549, previously included in prepaid expenses, was expensed to stock-based compensation in recognition of services rendered. The common shares were issued in the previous year.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

5.

Capital Stock:

Authorized capital stock consists of 100,000,000 common shares with par value of $0.001 each. Capital stock transactions of the Company during the period ended September 30, 2008 are:

On August 7, 2008 the company completed a private placement financing of 1,000,000 units priced at $1.40 per unit (all funds in CDN dollars) for proceeds of $1,400,000. Each unit consists of one common share and one half common share purchase warrant with a strike price of $2.10 and an expiry of one year.

On August 7, 2008 the company completed a private placement financing of 71,429 units priced at $1.40 per unit (all funds CDN dollars) for proceeds of $100,000. Each unit consists of one common share and one half common share purchase warrant with a strike price of $2.50 and an expiry of two years.

During the period ended September 30, 2008, the Company issued 251,206 common shares (2007 - 125,000 common shares) in exchanges of services rendered at trading values ranging between $1.27 and $ 0.64 per share for total consideration of $210,988 (2007 – 328,750), $210,988 (2007 - $4,505) has been expensed as stock-based compensation.

During the period ended September 30, 2008, the Company issued 7,350,000 common shares (2007- 18,519) to purchase a mineral property and 300,000 for services rendered in obtaining a mineral property for a total of 7,650,000 shares related to the purchase of a mineral property, for a total consideration of $8,928,450 that was capitalised in mineral property (2007- $50,000).

The following share purchase warrants and agent compensation warrants were outstanding at September 30, 2008:

	Exercise Price	Number of warrants	Remaining contractual life (periods)
Warrants	2.50	1,171,500	0.33
Agent compensation warrants	2.10	623,909	0.50
Warrants	2.90	5,199,248	0.50
Warrants	3.25	1,000,000	0.98
Warrants	2.10	500,000	0.81
Warrants	2.50	35,715	1.81
Outstanding and exercisable at September 30, 2008		8,530,372

During the period ended September 30, 2007 the Company issued 1,000,000 warrants pursuant to private placement agreements at an exercise price of $3.25.

During the period ended September 30, 2008, the Company issued 500,000 warrants pursuant to a private placement agreement at an exercise price of $2.10.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

5.

Capital Stock: (Continued)

During the period ended September 30, 2008 the Company issued 35,715 warrants pursuant to a private placement agreement at an exercise price of $2.50.

	September 30, 2008	September 30, 2007
Risk free interest rate	0.98 – 1.78%	4.68%
Expected dividend yield	0%	0%
Expected stock price volatility	58%	75%
Expected life of warrants	0.5 - 1 year	2 years

6.

Related Party Transactions:

During the period ended September 30, 2008, directors received payments on account of professional fees and reimbursement of expenses in the amount of $96,049 (2007: $83,158).

During the period ended September 30, 2008, the Company issued 21,432 common shares to a director (2007- 0 common shares) for services rendered at trading value of $ 0.64 to $1.27 per share for total consideration of $23,160.

During the period ended September 30, 2008 the Company made payments pursuant to a premises lease agreement with a corporation having a shareholder in common with a director of the company (see Note 13).

7.

Mineral Properties:

The Company has seven mineral properties located within Sierra Madre gold district, Mexico. The Company has capitalized acquisition costs on these mineral properties as follows:

	2008	2007
Garibaldi	100,000	—
San Miguel Groupings	$11,409,282	$2,418,832
La Blanca	507,564	507,564
Santa Cruz	44,226	44,226
Andrea	20,000	20,000
Gissel	625	625
Cotaruse	10,000	10,000
Elyca	1,587,500	—
	$13,679,197	$3,001,247

a.

San Miguel Groupings

The company has purchased all of the rights to the and interest to Tara Gold Resources Inc’s 30% share of the San Miguel Joint Venture, including the area of mutual interest agreement. The consideration was the issuance of 7,350,000 restricted common shares of Paramount Gold & Silver Corp. The company now owns 100% interest in the San Miguel Groupings located in near Temoris, Chihuahua, Mexico.

b.

La Blanca

During the period ended September 30, 2008, the company renegotiated its agreement on the La Blanca mining concessions. It has an option to acquire a 100% in the La Blanca property located in Guazapares, Chihuahua, Mexico. Pursuant to the option agreement, payments of $180,000 have been made. Furthermore, the company must pay a royalty of $1.00 for each ounce of gold or its equivalent. The Company must incur $500,000 in exploration expenses during the period ended December 31, 2008.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

7.

Mineral Properties: (Continued)

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

e.

Elyca

The company acquired the Elyca mining concession located in the municipality of Gauazapares, State of Chihuahua for a total price of $ 1,000,000. This amount was paid during the period ended September 30, 2008. Pursuant to the purchase agreement the company issued an additional 250,000 shares to Minera Rio Tinto; share issuance was recorded at a trading value of $1.76 for total considerations of $ 440,000.

f.

Garabaldi, Temoris land package

A Letter of Intent was signed on September 19, 2008, for grant of option and joint venture on a portion of the Temoris Project controlled by Garibaldi Resources Corp and its Mexican wholly owned subsidiary Minera Pender S.A. de C.V. located in Chihuahua State, Mexico. The joint venture agreement would result in acquiring an interest in 17,208 hectares of property. The new agreement will cover approximately 6,657 hectares previously optioned in 2006 and adds several new parcels totaling 10,543 hectares under the umbrella of a joint venture.

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

8.

Fixed Assets:

		Accumulated	Net Book Value
	Cost	Amortization	2008	2007

Property and Equipment	$701,827	$108,867	$592,960	$337,067

During the period ended September 30, 2008, total additions to property, plant and equipment were $340,173 (2007- $36,103).

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

9.

Notes Receivable:

The Company has entered into convertible notes receivable with face value of $1,370,000 with Mexoro Minerals Ltd. pursuant to a Letter of Intent dated May 2, 2008 between Mexoro Minerals Ltd. (“Mexoro”) and Paramount Gold and Silver Corp. (“Paramount”) with respect to the proposed Strategic Alliance between Mexoro and Paramount. The interest rate of the convertible notes is 8% p.a., the parties have agreed that Mexoro may defer all interest payments on the secured convertible notes until September 10, 2008.

	Maturity Date	Interest Rate	September 30, 2008	June 30, 2008
Note Receivable – Mexoro Minerals	September 18, 2009	8% per annum	$370,000	$370,000
Note Receivable – Mexoro Minerals	May 7, 2009	8% per annum	500,000	500,000
	July 10, 2009	8% per annum	500,000	—
Accrued Interest	—	—	32,981	—
			$1,402,981	$870,000

The notes are convertible to units of one common share and one half common share purchase warrant of Mexoro Minerals Ltd. at a price of $0.50 per unit.

10.

Recent Accounting Pronouncements:

(i)

Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Collateral Assignment Split Dollar Life Insurance

The Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are effective for the Company as of July 1, 2008. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(ii)

Business Combinations

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. We will adopt SFAS 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

(vi)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

10.

Recent Accounting Pronouncements: (Continued)

(vii)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Accordingly, the Company will adopt SFAS 161 in fiscal 2010.

(viii)

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of FSP 14-1 are not addressed by the existing APB 14. FSP 14-1 would require that the liability and equity components of convertible debt instruments within the scope of FSP 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning July 1, 2009 and will be applied retrospectively to all periods presented. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

11.

Segmented Information:

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities.

Loss for the period by geographical segment for the period ended September 30, 2008:

	United States	Peru	Mexico	Total
Interest income	$62,969	$25,785	$8,523	$97,277

Expenses:
Exploration	562,568	49,269	838,047	1,449,884
Professional fees	234,976	—	—	234,976
Travel and lodging	72,953	—	—	72,953
Geologist fees and expenses	134,319	—	205,276	339,595
Corporate communications	68,230	—	—	68,230
Consulting fees	42,005	—	—	42,005
Marketing	187,056	—	—	187,056
Office and administration	70,692	61,949	160,833	293,474
Interest and service charges	1,726	65	748	2,539
Loss on Disposal of Assets	—	44,669	—	44,669
Insurance	19,040	—	9,152	28,193
Amortization	14,082	5,258	8,009	27,348
Rent	22,915	—	—	22,915
Financing	—	—	—	—
Miscellaneous	(1,748)	—	—	(1,748)
Stock based compensation	346,566	—	—	346,566
Total Expenses	1,775,391	161,210	1,222,065	3,158,655
Net loss	$1,712,412	$135,425	$1,213,542	$3,061,378

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

11.

Segmented Information (Continued):

Loss for the period by geographical segment for the period ended September 30, 2007:

	United States	Peru	Mexico	Total
Interest income	$184,919	$—	$143	$185,062

Expenses:
Exploration	(423,314)	144,798	2,326,962	2,048,446
Professional fees	266,467	—	416	266,883
Travel and lodging	79,137	—	—	79,137
Geologist fees and expenses	80,194	—	—	80,194
Corporate communications	207,066	—	—	207,066
Consulting fees	48,508	—	—	48,508
Marketing	228,458	—	—	228,458
Office and administration	76,150	—	739	76,889
Interest and service charges	1,704	—	651	2,355
Insurance	8,477	—	3,025	11,502
Amortization	—	—	20,314	20,314
Rent	19,761	—	—	19,761
Miscellaneous	(17,371)	—	—	(17,371)
Stock Based Compensation	3,590,907	—	—	3,590,907
Total expenses	4,166,144	144,798	2,352,107	6,663,049
Net loss	$3,981,225	$144,798	$2,351,964	$6,477,987

Assets by geographical segment:

	United States	Peru	Mexico	Total

September 30, 2008
Mineral properties	9,531,075	10,000	4,138,122	13,679,197
Equipment	157,329	—	435,631	592,960

September 30, 2007
Mineral properties	50,625	10,000	2,990,622	3,051,247
Equipment	140,157	101,007	95,903	337,067

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

12.

Employee Stock Option Plan:

On August 23, 2007, the board and shareholders approved the 2007/08 Stock Incentive & Compensation Plan thereby reserving 4,000,000 common shares for issuance to employees, directors and consultants.

During the period ended September 30, 2008, the board did not grant stock options, it cancelled the following stock options:

•

340,000 stock options from the 2006/2007 grant were cancelled;

•

110,000 stock options from the 2007/2008 grant were cancelled.

Changes in the Company’s stock options for the period ended September 30, 2008 are summarized below:

	Number	Weighted Avg Exercise Price
Balance, beginning of year	4,734,500	$2.43

Cancelled	305,000	2.30

Balance, end of period	4,429,500	$2.41

At September 30, 2008, there were 4,429,500 exercisable options outstanding.

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

2008
Risk free interest rate	4.50%
Expected dividend yield	0%
Expected stock price volatility	62%
Expected life of options	2 to 5 periods

During the period ended September 30, 2008 the Company recognized stock based compensation expense in the amount of $139,804 for the vested portion of options issued in the previous year.

13.

Commitments:

a.

Premises Lease

By a lease agreement dated July 6, 2006, with a company having a shareholder in common with a director of the Company, the Company agreed to lease office premises for three periods commencing August 1, 2006 for the following consideration; 2009 - $87,885.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

14

Differences Between US and Canadian Generally Accepted Accounting Principles:

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Set out below are the material adjustments to net loss for the periods ending September 30, 2008 and 2007 and to shareholders’ equity at September 30, 2008 and 2007 in order to conform to accounting principles generally accepted in Canada (“Canadian GAAP”).

Statement of Loss	Period ended September 30, 2008	Period ended September 30, 2007

Net loss based on US GAAP	$(3,267,693)	$(6,477,987)
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	1,722,371	1,984,742
Net loss for the period based on Canadian GAAP	(1,545,322)	(4,493,245)

Stockholders’ Equity	September 30, 2008	September 30, 2007

Stockholders’ Equity based on US GAAP	$17,683,912	$17,741,289
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	12,646,335	4,904,417
Stockholders’ Equity based on Canadian GAAP	5,037,577	12,836,872

The following sets out the material balance sheet differences between Canadian and U.S. GAAP:

Mineral Properties	September 30, 2008	September 30, 2007

US GAAP	$13,679,197	$3,051,247
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	12,646,335	4,904,417
Canadian GAAP	26,325,532	7,958,664

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended September 30, 2008

(Expressed in United States dollars, unless otherwise stated)

14.

Differences Between US and Canadian Generally Accepted Accounting Principles: (Continued):

(b)

Statement of Cash Flows

As a result of the treatment of mining interests under item (a) above, cash expended for the exploration costs would have been classified as investing rather than operating, resulting in the following totals under Canadian GAAP:

	September 30, 2008	September 30, 2007

Cash used in operating activities	$(943,562)	$(1,019,233)
Cash used in investing activities	(2,537,766)	(2,020,615)

(c)

Recent Accounting Pronouncements

International Financial Reporting Standards (“IFRS”)

In 2006, the Canadian Accounting Standards Board (“AcSB”) published a new strategic plan that will significantly affect financial reporting requirements for Canadian companies. The AcSB strategic plan outlines the convergence of Canadian GAAP with IFRS over an expected five period transitional period. In February 2008 the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canada’s own GAAP. The date is for interim and annual financial statements relating to fiscal periods beginning on or after January 1, 2011. The transition date of January 1, 2011 will require the restatement for comparative purposes of amounts reported by the Company for the period ended December 31, 2010. While the Company has begun assessing the adoption of IFRS for 2011, the financial reporting impact of the transition to IFRS cannot be reasonably estimated at this time.

Capital Disclosures

As a result of new Section 1535, Capital Disclosures, the Company will be required to include additional information in the notes to the financial statements about its capital and the manner in which it is managed. This additional disclosure includes quantitative and qualitative information regarding an entity’s objectives, policies and procedures for managing capital. This Section is applicable for the fiscal period beginning on July 1, 2008.

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

Goodwill and Intangible Assets

The Accounting Standards Board has also issued a new Section 3064, Goodwill and Intangible Assets, to replace current Section 3062, Goodwill and Other Intangible Assets. The new section establishes revised standards for recognizing, measuring, presenting and disclosing goodwill and intangible assets. Canadian Institute of Chartered Accountants Handbook Section 3064 is effective for fiscal periods beginning on or after October 1, 2008 and will be adopted by the Company for the period ending September 30, 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Our Operations:

We are an exploratory mining company with current operations in Mexico.

Property Description and Location

San Miguel Groupings.

Our primary focus is the further exploration of our holdings within the San Miguel groupings in Chihuahua, Mexico within the Sierra Madre Occidental. San Miguel is located in Chihuahua, Mexico and lies in the Temoris mining district, part of the gold-silver belt of the Sierra Madre Occidental, just a few kilometers northwest of the town of Temoris. It can be accessed by vehicle and railway and has well-developed infrastructure with a recently constructed 33,000 volt power line. The project covers approximately 800 acres with an estimated 10 kms of strike in the historic gold/silver mining district.

The Temoris mining district lies within a northwest trending belt of gold and silver deposits in the western portion of the Sierra Madre Occidental. Gold/silver mineralization in the project occurs as quartz veins and breccias within the west-northwest- and north-northwest-striking faults.

We are also evaluating and preparing for drill testing geochemical targets at the 100% owned, 86,000 Hectare Andrea project also located in Chihuahua, Mexico.

Our primary objective is to:

Explore and develop the San Miguel and Andrea projects located in Chihuahua, Mexico within the Sierra Madre Occidental gold/silver belt. We will also work with Mexoro Minerals Ltd. by way of a strategic exploration alliance to develop their properties as well as the recently acquired Elyca mining concession which lies between the San Miguel and Empalme concessions.

There is no assurance that commercially viable mineral deposits exist on the San Miguel Groupings. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

MAP 1 – SAN MIGUEL PROJECT LOCATION

The Chihuahua Informe Pericial (Department of Mines) administers the concessions in this area. As part of the concession acquisition process, concession boundaries are surveyed.

Market for Gold and Silver:

The demand for gold and silver has created a bull market for both metals over the past several years. While there will likely continue to be increased volatility of market prices in the short run due to seasonality or speculation, the growth of the world’s economy is driving demand for raw materials that has drawn down supplies. Despite concerns for a slowing U.S. economy, a growing middle class in both China and India is driving demand for precious metals. There also remains increased interest in holding precious metals such as gold and silver as a store of value during periods of increasing anxiety of either errant monetary policies or strained international relations. Contributing further to the increasing price of both gold and silver has been the fall in the value of the US dollar against other major foreign currencies and the deteriorating economic indicators in the United States and throughout the world.

Gold prices have generally trended upward during the last eight years, from a low of just under $260 per ounce in early 2001 to a high of $1,010 per ounce in March 2008. Silver prices have experienced similar price increases from a low of approximately $4.25 per ounce to a high of $21.00 in March 2008. Even though the price of both gold and silver have declined since reaching their highs in March 2008, management remains encouraged with its drilling program and will continue to drill additional exploratory holes. If commercially recoverable deposits are identified, management intends to enter into an agreement with a mining partner who has experience in mining operations.

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

On August 4, 2008 we completed a private placement financing of 1,000,000 units priced at $1.40 per unit (all funds in CDN dollars) for proceeds of $1,400,000. Each unit consists of one common share and one half common share purchase warrant with a strike price of $2.10 per share.

Also on August 4, 2008 we completed a private placement financing of 71,429 units priced at $1.40 per unit (all funds CDN dollars) for proceeds of $100,000. Each unit consists of one common share and one half common share purchase warrant with a strike price of $2.50.

The Company will require additional working capital to continue its exploratory activities.

Letter of Intent with Mexoro Minerals Ltd.

In order to increase drilling opportunities in the San Miguel region, we have signed a Letter of Intent to create a strategic alliance with Mexoro Minerals Ltd . (“Mexoro”), a Colorado corporation and its wholly owned Mexican subsidiary. Mexoro’s mining concessions are adjacent to our San Miguel grouping. The purpose of the strategic alliance will be to maximize shareholder value through:

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

In furtherance of these objectives, Paramount has loaned Mexoro a total of $1,370,000 pursuant to three secured convertible debentures. The first convertible debenture was in the amount of $500,000. The second convertible debenture was in the amount of $370,000 and the third convertible debenture was in the amount of $500,000. All three convertible debentures are secured by the assets of Mexoro, including but not limited to 49,999 (out of 50,000 issued and outstanding shares of common stock) of SunBurst de Mexico S.A. de C.V., a subsidiary of Mexoro. The notes are due May 9, June 18 and July 11, 2009 respectively. The notes provide for interest at the rate of 8% per annum and may be converted into units of Mexoro at a conversion price of $.50 per unit. Each unit consists of one share of Mexoro common stock and one half common stock purchase warrant. Each whole warrant entitles the holder thereof to purchase one share of Mexoro at an exercise price of $.75 per share. Except with respect to the due dates and the principal amount of the notes, the material terms and conditions of all three secured convertible debentures and the security agreements are identical in form and substance. If all of the convertible debentures and options were converted by Paramount into shares of common stock of Mexoro, Paramount would own approximately 13.3% of the issued and outstanding shares of common stock of Mexoro.

In addition to the funds Paramount has advanced to Mexoro, as part of the Letter of Intent with Mexoro, Paramount has the right to purchase 12 million units of Mexoro at a cost of $.50 per unit ($6 million in total). Paramount may complete the private placement at one time or in tranches over time as determined by Paramount in its sole discretion. Paramount was required to subscribe to the first 8 million units ($4 million) by September 5, 2008 and the remaining 4 million units ($2 million) no later than November 1, 2008.

As of September 30, 2008, Paramount has not subscribed for the required units and Mexoro has not made the required interest payments due under the promissory notes. The parties are currently in negotiation with respect to this matter.

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

As part of the transaction, Garibaldi has provided Paramount with its geologic data, including the results of its recent regional hyperspectral airborne survey. Paramount is the exploration manager under the joint venture. As part of the joint venture with Garibaldi, Paramount has made an initial payment to Garibaldi in the amount of $100,000. Paramount will earn a 50% interest by making an additional payment of $400,000, issuing 600,000 restricted shares of its common stock, and spending a total of $700,000 in exploration costs. Paramount has the opportunity to increase its interest to 70% by spending an additional $1 million in exploration expenditures within 30 months, making an additional payment of $500,000, and issuing an additional 400,000 restricted shares of Paramount common stock.

Upon earning a 70% joint venture interest, Paramount may increase its interest to 80% within 30 months of the signing of the Joint Venture Agreement, exclusively and limited to the approximately 6,657 hectares referred to in the October 6, 2006, agreement.

Tara Gold Resources Corp. Joint Venture:

On February 7, 2007, Paramount and Tara Gold Resources Corp. (“Tara Gold”) entered into a joint venture agreement related to the San Miguel property.  On September 26, 2008, Paramount entered into an agreement with Tara Gold under which Paramount will acquire Tara Gold’s remaining 30% equity ownership in the San Miguel property (the “Agreement of Purchase and Sale”).

In consideration for the acquisition of Tara Gold’s interest, Paramount issued to Tara Gold a total of 7,350,000 shares of its legended common stock. Also, in connection with the closing of the transaction, all invoices previously submitted by Paramount for Tara Gold’s contribution to the exploration and development of the San Miguel property have been cancelled. An additional 300,000 Paramount common shares (the “Consultant Shares”) were issued to a consultant who facilitated the closing of this transaction. In consideration for the transfer of the mining concessions, Paramount will pay to Tara Gold $100,000 MXN.

The Agreement of Purchase and Sale together with all related agreements and documentation have been executed and delivered to the escrow agents. The required share certificates as well as payment of the $100,000 MXN have also been delivered to the escrow agent.

The purchase and sale transaction has closed subject to the filing of concession registration with the Bureau of Mines by February 28, 2009, or such later date as Paramount may agree. If such filing does not occur, the Agreement of Purchase and Sale will be rescinded, all of the shares of common stock held in escrow will be returned to Paramount for cancellation together with the purchase price for the mining concessions.  The Agreement of Purchase and Sale will then be of no further force or effect, and the respective interests and obligations of the parties shall continue in accordance with the terms of the Joint Venture Agreement.

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

Selected significant drill core intercepts in the San Antonio area presented below.

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

Additional information regarding our drilling activities at the San Antonio.El Carmen drilling include:

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

TSA-23 cut 8.0 meters of 290 g/t silver

SA-41 intercepted 3.8 meters (2.11 meters of true width) of 110 g/t silver

SA-45 had intercepts of:

1.

4.6 meters (3.07 meters of true width) of 175 g/t silver

2.

6.1 meters (4.07 meters of true width) of 191 g/t silver

3.

0.85 meters (0.61 meters of true width) of 600 g/t silver

4.

4.2 meters (2.6 meters of true width) of 227 g/t silver

SA-47 intercepted 2.6 meters (1.73 meters of true width) of 212 g/t silver

SA-48 had intercepts of 3.0 meters (1.50 meters of true width) of 101 g/t silver, and 2.0 meters (1.44 meters of true width) of 154 g/t silver

SA-51 intercepted 7.0 meters (5.44 meters of true width) of 191 g/t silver

SA-52 intercepted 2.85 meters (2.06 meters of true width) of 6.70 g/t gold and 632 g/t silver, including 0.85 meters (0.72 meters of true width) of 17.75 g/t gold and 1,600 g/t silver

SA-53 intercepted 2.00 meters (1.78 meters of true width) of 2.13 g/t gold and 273 g/t silver

Holes SA-52 and SA-53 discovered a new gold-rich structure in the El Carmen North zone, about 120 meters north of hole SA-48. This new structure is open on-strike and down-dip.”

Follow-up drilling is planned, to:

1)

Expand the San Antonio/El Carmen zone and define high-grade ore bodies, and;

2)

Further test the new El Carmen North structure to determine the extent of the bonanza gold-silver grades.

Hole No.	From	To	Interval	True	Au	Ag	AuE	Pb	Zn
	Meters	Meters	Meters	Width	ppm	ppm	ppm	%	%
SA - 41	18.20	19.20	1.00	0.61	0.00	115.00	1.92	0.07	0.25
	54.80	55.20	0.40	0.24	0.00	332.00	5.53	0.05	0.18
	58.00	61.80	3.80	2.11	0.00	110.00	1.84	0.01	0.09
	150.00	152.10	2.10	1.05	0.00	18.00	0.30	1.09	0.12

SA - 42	0.00	9.90	9.90	6.60	0.00	19.00	0.32	0.01	0.09
	30.60	31.40	0.80	0.53	0.00	43.00	0.72	0.08	0.12
	35.00	44.00	9.00	4.50	0.00	26.00	0.43	0.02	0.12

SA - 43	0.00	13.40	13.40	8.93	0.00	15.00	0.24	0.02	0.18
	21.00	32.00	11.00	7.33	0.00	11.00	0.18	0.06	0.13

Hole No.	From Meters	To Meters	Interval Meters	True Width	Au ppm	Ag ppm	AuE ppm	Pb %	Zn %
SA - 44	19.00	27.00	8.00	5.33	0.00	41.00	0.68	0.10	0.24
	55.40	62.10	6.70	4.09	0.00	25.00	0.42	0.09	0.20
	68.10	69.00	0.90	0.60	0.00	99.00	1.65	0.37	0.24
	75.30	78.40	3.10	2.07	0.00	39.00	0.65	0.21	0.52
	95.00	97.50	2.50	1.81	0.00	47.00	0.79	0.19	0.62
	126.00	128.00	2.00	1.56	0.00	86.00	1.43	0.27	0.69

SA - 45	0.00	21.10	21.10	12.89	0.00	43.00	0.69	0.42	0.14
	21.10	25.70	4.60	3.07	0.00	175.00	2.91	0.44	0.22
	25.70	39.40	13.70	9.13	0.00	19.00	0.32	0.48	0.22
	39.40	45.50	6.10	4.07	0.00	191.00	3.18	0.42	0.26
	52.15	53.00	0.85	0.61	0.00	600.00	10.00	0.45	0.32
	53.00	62.20	9.20	7.16	0.00	29.00	0.49	0.45	0.25
	62.20	66.40	4.20	2.57	0.00	227.00	3.78	0.38	0.59

	0.00	66.40	66.40		0.00	73.00	1.22	0.44	0.22

SA - 46	83.90	87.00	3.10	2.76	0.00	24.00	0.39	0.25	0.48
	93.10	94.00	0.90	0.65	0.00	75.00	1.25	0.06	0.17
	107.00	114.00	7.00	5.44	0.00	18.00	0.29	0.12	0.22
	127.90	131.20	3.30	2.57	0.00	39.00	0.66	0.13	0.39
	136.00	151.50	15.50	11.19	0.00	30.00	0.50	0.34	0.84
	159.00	161.00	2.00	1.78	0.00	43.00	0.72	0.22	0.45

SA - 47	10.10	14.00	3.90	2.60	0.00	43.00	0.71	0.05	0.01
	14.00	16.60	2.60	1.73	0.00	212.00	3.53	0.07	0.13

SA - 48	20.90	21.30	0.40	0.29	0.00	102.00	1.70	0.17	0.22
	33.00	34.00	1.00	0.67	0.00	215.00	3.58	0.30	0.53
	38.00	41.00	3.00	1.50	0.00	101.00	1.68	0.12	0.22
	52.00	54.00	2.00	1.44	0.00	154.00	2.57	0.11	0.29
	54.00	56.00	2.00	1.33	0.00	37.00	0.62	0.25	0.40
	74.40	75.20	0.80	0.62	0.00	44.00	0.73	0.37	0.70
	133.00	137.10	4.10	2.73	0.00	31.00	0.51	0.03	0.10
	144.00	147.00	3.00	2.33	0.02	64.00	1.07	0.13	0.30
	159.00	160.00	1.00	0.78	0.38	0.00	0.38	0.00	0.01
	179.50	191.60	12.10	10.76	0.02	58.00	0.98	0.09	0.20
	200.50	208.40	7.90	6.14	0.00	21.00	0.35	0.02	0.06

Hole No.	From Meters	To Meters	Interval Meters	True Width	Au ppm	Ag ppm	AuE ppm	Pb %	Zn %
SA - 49	22.00	23.00	1.00	0.67	0.00	68.00	1.13	0.13	0.18
	33.00	34.00	1.00	0.78	0.00	198.00	3.30	0.23	0.19
	43.40	52.70	9.30	6.72	0.00	20.00	0.34	0.02	0.18
	52.70	53.70	1.00	0.72	0.00	408.00	6.80	0.21	0.28
	109.00	110.00	1.00	0.89	0.00	74.00	1.23	0.28	0.44
	120.00	127.70	7.70	4.28	0.00	18.00	0.30	0.08	0.22
	174.10	187.00	12.90	8.60	0.00	15.00	0.24	0.24	0.66
	187.00	188.60	1.60	1.07	0.00	135.00	2.25	0.37	0.91
	196.50	205.90	9.40	6.27	0.00	23.00	0.38	0.21	0.60
	213.20	216.90	3.70	2.47	0.00	28.00	0.45	0.28	0.75
	266.80	271.60	4.80	2.93	0.00	27.00	0.46	0.16	0.48
	295.60	308.20	12.60	5.60	0.00	18.00	0.30	0.38	0.72

SA - 50	22.20	23.80	1.60	1.07	0.00	238.00	3.97	0.08	0.17
	23.80	26.60	2.80	1.87	0.00	41.00	0.69	0.07	0.32
	42.60	47.90	5.30	3.53	0.00	25.00	0.42	0.03	0.13
	47.90	48.85	0.95	0.69	0.00	596.00	9.93	0.10	0.14
	51.00	52.30	1.30	0.65	0.00	130.00	2.16	0.02	0.10
	52.30	55.00	2.70	1.50	0.00	22.00	0.36	0.02	0.06
	68.50	72.60	4.10	2.05	0.00	85.00	1,41	0.05	0.15
	74.50	76.70	2.20	1.71	0.00	56.00	0.94	0.16	0.20
	87.80	88.80	1.00	0.56	0.00	71.00	1.18	0.16	0.12
	194.90	196.90	2.00	1.00	0.00	43.00	0.71	0.16	0.22
	202.30	203.00	0.70	0.47	0.00	40.00	0.67	0.04	0.11
	208.90	209.30	0.40	0.22	2.65	188.00	5.78	0.20	0.34

SA - 51	18.00	20.00	2.00	1.33	0.00	91.00	1.51	0.05	0.10
	24.00	30.00	6.00	4.67	0.00	19.00	0.32	0.02	0.08
	31.00	38.00	7.00	5.44	0.00	191.00	3.19	0.06	0.15
	99.10	102.40	3.30	2.20	0.00	53.00	0.88	0.19	0.58

SA - 52	20.00	22.10	2.10	1.63	0.00	32.00	0.54	0.43	1.18
	76.30	79.40	3.10	2.24	0.04	32.00	0.57	0.05	0.17
	79.40	82.30	2.90	1.93	0.44	89.00	1.92	0.03	0.09
	82.30	85.15	2.85	2.06	6.70	632.00	17.25	0.04	0.08
including	84.30	85.15	0.85	0.72	17.75	1600.00	44.42	0.07	0.10
	85.15	88.00	2.85	2.22	0.26	28.00	0.72	0.02	0.04

SA - 53	29.00	31.00	2.00	1.78	2.13	273.00	6.68	0.05	0.10
	31.00	34.00	3.00	2.17	0.12	18.00	0.30	0.01	0.04
	72.00	73.00	1.00	0.67	0.22	0.00	0.22	0.00	0.01
	103.40	104.20	0.80	0.53	0.17	0.00	0.17	0.00	0.01
	108.70	109.55	0.85	0.47	0.16	0.00	0.16	0.00	0.01

Trench	From	To	Interval	Au	Ag	AuE	Pb	Zn
No	(m)	(m)	(m)	(g/t)	(g/t)	(g/t)	(%)	(%)
TSA-23	21.50	23.00	1.50	0.00	78.00	1.30	0.66	0.23
	42.30	52.60	10.30	0.04	44.00	0.77	0.05	0.38
	52.60	60.60	8.00	0.00	290.00	4.83	0.10	0.37
	60.60	66.60	6.00	0.00	48.00	0.80	0.05	0.43

La Veronica - Selected Significant Drill Core Intercepts

Hole No. DDH	From Meters	To Meters	Interval Meters	Au ppm	Ag ppm	Pb %	Zn %
LV-01	0.8	2.5	1.7	0	151	0.12	0.07
	27	28.9	1.9	0	109	0.05	0.13
	111.7	112.3	0.6	0.26	326	0.16	0.26
LV-02	42.8	45.9	3.1	0	188	0.06	0.13
	96.6	101	4.4	0.32	439	0.16	0.42
LV-03	19	20	1	0	195	0.05	0.29
	85	90.2	5.2	0.04	224	0.29	0.63
LV-04	4.8	5.85	1.05	1.52	8	0.01	0.02
	63.8	81.55	17.75	0.07	136	0.17	0.44
LV-05	106	107	1	0	110	0.04	0.09
	145.8	146.8	1	0.13	138	0.04	0.11
LV-06	201.2	202	0.8	8.25	0	0	0.01
LV-08	6.45	13	6.55	0.41	2	0	0.02
	14.2	17.3	3.1	0.16	111	0.05	0.17
LV-09	0	2.8	2.8	0.69	200	0.01	0.05
LV-10	0	2.8	2.8	0.02	80	0	0.04
	35.95	50.9	14.95	0.11	214	0.12	0.27
	59.1	60.1	1	5.42	0	0.01	0.1
LV-11	38	39	1	0.71	114	0.12	0.15
LV-12	39.4	55	15.6	0.03	86	0.03	0.07
LV-13	59	74	15	0.05	65	0.02	0.07
	81.2	87.1	5.9	0.06	66	0.02	0.05
LV-14	53	70.5	17.5	0.04	83	0.03	0.1
	184.2	185	0.8	0.14	138	0.02	0.05
LV-18	57.5	59.5	2	0	128	0.03	0.1
	82.8	83.9	1.1	0.1	75	0.01	0.01
LV-19	6	7.5	1.5	0.1	109	0.16	0.14
	102.5	103.1	0.6	0.29	50	0.04	0.07
LV-24	23.65	27.6	3.95	0.73	70
	48.9	51.25	2.35	0.82	18
	67	71	4	0.25	58
	167.8	168.8	1	0.07	69
LV-15	31.7	33.5	1.8	0.26	175
LV-19	53.7	78	24.3	0.09	37.54
LV-20	39	46.9	7.9	0.19	66
LV-21	33.3	40	6.7	0	118
	52.1	55	2.9	0.04	339
LV-22	84	91	7	0.19	56.57
LV-23	126	155	29	0.46	4
	205.3	206.1	0.8	3.31	106
LV-25	81	83	2	0.31	136
LV-26	26.7	32.35	5.65	0	89
	71.7	78.4	6.7	0.1	53

The La Union area, in the southern portion of the Guazapares structure, was drilled to shallow depths early in the project’s history. A re-interpretation of the earlier drilling based on knowledge gained from deeper exploration at the San Miguel and San Antonio mineralized zones, led Paramount to drill the La Union at greater depth along the principal vein, near the better early intercepts.

Diamond drill holes LU-14 through LU-17 were drilled to intercept the La Union vein at more than 100 meters depth below good intercepts in the first round of drilling. The significant intercepts are noted in the table below.

For further details visit www.paramountgold.com

Hole	From	To	Interval	True Width	Gold	Silver	Gold Equiv.	Grade Thickness (Gold Equiv.)
Number	(Meters)	(Meters)	(Meters)	(Meters)	(grams/ton)	(grams/ton)	(grams/ton)	(grams x meters)

LU-14	142.00	143.00	1.00	0.50	3.58	3.00	3.64	1.82
	175.80	176.65	0.85	0.42	1.90	6.00	2.02	0.85
	215.30	218.65	3.35	1.68	4.55	11.00	4.77	8.01
	283.00	284.00	1.00	0.50	2.28	9.00	2.46	1.23

LU-15	125.00	126.00	1.00	0.71	1.75	3.00	1.81	1.28
	131.00	134.15	3.15	2.23	26.07	9.00	26.25	58.54
incl	131.00	133.00	2.00	1.41	37.45	12.00	37.68	53.13
and	133.00	134.15	1.15	0.81	6.27	5.0	6.37	5.16
	140.9	143	2.10	1.48	3.66	2.00	3.71	5.49

LU-16	91.25	99.20	7.95	6.18	3.93	32.00	4.56	28.18
incl	96.00	97.00	1.00	0.78	11.40	11.00	11.62	9.06

LU-17	85.90	88.10	2.20	1.91	1.27	673	14.73	28.13
incl	85.90	87.00	1.10	0.95	0.03	1320.00	26.43	25.11
and	87.00	88.10	1.10	0.95	2.52	26.00	3.04	2.89

LU-14 was drilled below LU-4, extending the mineralization 50 meters deeper with gold grades increasing at depth.

Hole LU-15 intercepted the vein 125 meters down dip from the intercept in LU-06 and cut 2.23 meters grading 26.07 g/t Au in the main vein, the highest gold grade in the southern half of the Guazapares structure.

Hole LU-16 was drilled approximately 50 meters to the south of LU-15 at slightly shallower depth and showed a wide zone of precious and base-metal mineralization (6.18m @ 3.93 g/t Au and 32 g/t Ag, plus 1.97% Pb and 1.29% Zn).

LU-17 was drilled an additional 50 meters to the south of LU-16 and intercepted high-grade silver and base-metal mineralization over a mineable width (1.91 metres @ 1.27 g/t Au, 673 g/t Ag, plus 2.63% Pb and 5.81% Zn). This intercept alone has an estimated gross dollar value of $540 per ton at today’s prices.

These four new drill holes at La Union indicate the presence of a new mineralized zone containing areas of high gold, silver and base metals values. This new body of mineralization which we designate as Clavo 66 remains open to the north and south along strike and down dip.

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

lAassay results from diamond drill holes SM-45, 46 and 47 were drilled to intercept the vein below the excellent holes SM-13, 15 and 24, near the northwestern margin of ‘Clavo 99’. SM-45 and 46 cut the vein 50 meters down dip, and SM-47 cut the vein 100 meters down dip from holes SM-45 and 46. Hole SM-47 indicates that ‘Clavo 99’ extends to a depth of nearly 300 meters in the northwestern portion and remains open at depth, and to the northwest.

Hole	From	To	Interval	True Width	Gold	Silver	Gold Equiv.	Grade Thickness
Number	(meters)	(meters)	(meters)	(meters)	(grams/ton)	(grams/ton)	(grams/ton)	(grams x meters)
SM-45	144.6	150.2	5.6	3.96	0.34	45	1.24	4.91
	150.2	155.95	5.75	4.07	3.13	206	7.25	29.47

SM-46	161.0	166.1	5.1	3.91	0.12	11	0.34	1.33
	180.0	184.2	4.2	3.22	0.41	1	0.44	1.42
incl.	180.9	181.7	0.8	0.61	0.99	4	1.07	0.66

SM-47	188.0	206.0	18.0	12.73	0.81	24	1.30	16.54
incl.	188.0	191.0	3.0	2.12	1.15	15	1.44	3.05
incl.	198.0	201.0	3.0	2.12	1.80	15	2.11	4.48
incl.	204.6	206.0	1.4	0.99	2.72	204	6.79	6.72

SM-54	211.70	212.70	1.00	0.57	1.79	338.0	8.55	4.87
	222.80	223.80	1.00	0.57	1.53	120.0	3.93	2.24
	245.90	262.50	7.60	4.33	3.27	215.9	7.59	32.86

SM-60	161.20	166.40	5.20	2.98	0.13	17.8	0.49	1.46
	172.3	178.20	5.90	3.38	0.61	20.60	1.02	3.45
	204.10	208.50	4.40	2.52	1.29	6.1	1.41	3.55

SM-61	183.85	192.00	8.15	5.35	1.04	88.9	2.82	15.09
incl.	186.00	190.30	4.30	2.82	1.52	156.6	4.65	13.11
	197.00	205.00	8.00	5.25	2.47	251.2	7.49	39.32
	205.00	208.50	3.05	2.00	0.32	8.3	0.49	0.98
	208.50	213.00	4.95	3.25	2.03	21.9	2.47	8.03
	213.00	217.20	4.20	2.76	0.21	5.4	0.32	0.88

	197.00	217.20	20.20	13.25	1.57	107.2	3.71	49.17
* Calculated at Ag/Au = 50

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

Comparison of Operating Results for the Three Months ended September 30, 2008 and 2007 and from Inception, (March 25, 2005).

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities. Interest income for the three months ended September 30, 2008 was $97,277 as compared to $185,062 for the three months ended September 30, 2007.  Since inception (March 29, 2005), we have generated $830,304 in interest income. The interest income has been generated as a result of various financings which we have undertaken. Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes.

Our interest income continues to decline as a result of our diminishing cash holdings. Unless we secure additional capital financing, of which there can be no assurance, we anticipate that this trend will continue.

Operating Expenses

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, our total operating expenses were $3,158,655 as compared to $6,663,049.  Total expenses since inception through September 30, 2008 were $39,847,768.

Our total operating expenses for the comparative quarters in September 2008 as compared to September 2007 declined approximately 53%. The two most significant line item expenses directly related to this decrease in expenses is attributable to lower exploration costs and lower costs attributable to stock based compensation.

Exploration and geology costs totaled $1,449,884 and $339,595 for the three months ended September 30, 2008 as compared to $2,048,446 and $80,194 for the three months ended September 30, 2007.

The significant decrease in our exploration expenses is related to management’s decision to reduce ongoing drilling activities until such time as additional working capital can be secured. In addition,  management has determined that in the short term, their ongoing exploration activities should focus on reviewing geological data to further identify optimal drilling targets. The renewed emphasis on geology as compared to drilling resulted in a 450% increase in geology costs during this most recently completed fiscal quarter.

Total exploration and geology costs since inception were $13,917,961 and $2,202,650 respectively.

We expect that we will continue to incur a minimum of $75,000 on geology costs for the next three months. Any further drilling on the property will be subject to the results of our geological results as we attempt to identify proven mineral reserves of both gold and silver, of which there can be no assurance.

We have in the past relied heavily on stock based compensation in order to preserve cash for drilling expenses.  Stock based compensation has proven to be an attractive means to compensate some of our key employees, directors, consultants and geologists. Management believes that by utilizing the Company’s common stock as incentive for quality work, the return on its investment will in the long run, be more beneficial to the Company than simply cash compensation.

We did however experience a significant decline in stock based compensation for the three months ended September 30, 2008 as compared to the comparable period in 2007, declining from 3,590,907 to $346,566. The primary reason for this decline was , our stock price has declined significantly. On October 1, 2007 our common stock was trading at $2.59 per share as compared to $0.65 on September 30, 2008.

Office and administrative expenses increased from $76,889 to $293,474.  The primary reasons for this significant increase in costs were the result of  fees and costs associated with the closing of our office in Peru and approximately $160,000 in costs and expenses incurred as with respect to securing tax refunds from the Mexican government.

We also witnessed a significant decline in corporate communication fees which declined from $207,066 to $68,230 for the three and nine months ended September 30, 2008. Total corporate communication fees since inception were $954,828.

Professional fees for the three months ended September 30 , 2008 decreased from $266,883 to $234,976.  Professional fees are related to our dual listings on the American Stock Exchange, Toronto Stock Exchange as well as regulatory compliance. In addition, we incurred significant legal fees with respect to our planned operations and funding activities with Mexoro Mineral and the acquisition of the remaining 30% equity in the San Miguel joint venture with Tara Gold Resources.

Net Income (loss)

Our Net Loss for the three months ended September 30, 2008 was $(3,061,378)  as compared to a net loss of $(6,477,987) in 2007. Due to foreign currency translation adjustments, our total comprehensive loss for the three months ended September 30, 2008 was $(3,450,831) as compared to $(6,463,075).   Our Net Loss per Share was $ (0.06) as compare to a Net Loss per Share of $(0.14) for the comparable periods in 2007. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

September 30, 2008 as compared to June 30, 2008

As of September 30, 2008 , we had cash totaling $1,211,497 as compared to $3,199,848 as of June 30, 2008. This decline of approximately $2 million is directly attributable to ongoing expenses with no revenues from operations as well as the limited success in securing additional financing. Amounts receivable totaled $1,380,322 as compared to $1,384,492 and represent primarily value added tax and refunds receivable from the Mexican government.  Notes receivable including accrued interest totaled $1,402,981 as compared to $870,000.

Prepaid expenses and deposits declined from $379,348 to $187,551. This decline is primarily attributable to stock based compensation which has been earned since the date of issuance.

Total current assets were $3,825,192 as compared to $5,833,688.

Our long term assets at September 30, 2008  totaled $15,313,832 as compared to $6,098,640.  Long term assets consist of our mineral properties located within the Sierra Madre gold district in Mexico which we valued at $13,679,197 as compared to $4,738,747 as of June 30, 2008. The Company has capitalized the acquisition costs of these properties.   We also have fixed assets consisting of property and equipment totaling $592,960 as compared to $354,996 net of depreciation.

Total assets at September 30, 2008  were $19,139,024 as compared to $11,932,328.  This represents an increase of approximately  60% which is primarily attributable to our acquisition of the remaining 30% interest in our joint venture.

Our current liabilities as of September 30, 2008 totaled $1,605,956 as compared to $1,714,620 at June 30, 2008.

We have a working capital surplus at March 31, 2008 (current assets less current liabilities) of $2,219,236 as compared to a working capital surplus of $4,119,068 as of June 30, 2008, representing a decline of approximately 47%. We anticipate that we will be able to meet our currently existing ongoing contractual commitments for any property or mineral rights and have sufficient financial resources to finance necessary exploration and geological endeavors.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

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

Item 4.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)

Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 4t.

The information required by Item 4t is contained in Item 4.

PART II. – OTHER INFORMATION

 Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2008.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, we issued shares of our common stock and common stock purchase warrants for services rendered and to acquire mineral rights. We also issued shares of our common stock and warrants in connection with our funding activities. We relied on the exemptive provisions of Section 4(2) of the Securities Act. We have also offered shares pursuant to the exemptive provisions of Regulation S.

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

On August 47, 2008 we completed a private placement financing of 1,000,000 units priced at $1.40 per unit (all funds in CDN dollars) for proceeds of $1,400,000. Each unit consists of one common share and one half common share purchase warrant with a strike price of $2.10 per share.

Also on August 4, 2008 we completed a private placement financing of 71,429 units priced at $1.40 per unit (all funds CDN dollars) for proceeds of $100,000. Each unit consists of one common share and one half common share purchase warrant with a strike price of $2.50.

We also issued 7,350,000 shares of our common stock in connection with the purchase of a mining property and 300,000 shares of our common stock for services rendered in connection with the acquisition of the mineral rights.

Proceeds received from the private placement financings were used for general working capital purposes primarily related to our ongoing drilling operations.

Item 3.

Defaults upon senior securities

Not Applicable.

Item 4.

Submission of matters to a vote of security holders

None.

Item 5.

Other information

None.

Item 6.

Exhibits

None

Item 5.

Other information

None

Item 6.

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation filed for a name change on August 24, 2007 filed as an exhibit to our Form 8-k filed November 2, 2005
3.2	Certificate of Amendment to Articles of Incorporation filed as exhibit to our Form 8-k filed August 28, 2007
3.3	Bylaws. Filed as an exhibit to our Form 8-k filed August 28, 2007
4.1	2006/07 Stock Incentive and Equity Compensation Plan filed as an exhibit to our Form S-8 Registration Statement filed November 11, 2006
4.2	2007/08 Stock Incentive and Equity Compensation Plan filed as an exhibit to our proxy statement filed on June 29, 2007
4.3	Registration Rights Agreement filed as an exhibit to Form 8-k filed April 6, 2007
4.4	Warrant Agreement filed as an exhibit to Form 8-k filed April 6, 2007
4.5	Broker Warrant Agreement filed as an exhibit to Form 8-k filed April 6, 2007
4.6	Form of Warrant Agreement issued to Anima S.G.R.p.a. and affiliates filed on Form S-3 filed January 24, 2008
10.1	Option Agreement on San Miguel Properties. Filed as an exhibit to Form 10-Sb on November 2, 2005
10.2	Agency Agreement with Blackmont Securities filed as an exhibit to Form 8-k on April 6, 2007
10.3	Acquisition Agreement with Tara Gold Resources, Inc. filed as an exhibit to Form 8-k on September 2, 2008.
31.1	Section 302 Certification of the Principal Executive Officer *
31.2	Section 302 Certification of the Principal Financial Officer *
32.1	Section 906 Certification of the Principal Executive Officer *
32.2	Section 906 Certification of the Principal Financial Officer *
——————— * Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

Date: November 12, 2008	By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
Chief Executive Officer

Date: November 12, 2008		/s/ LUCIE LETELLIER
Lucie Letellier
Chief Financial Officer