Form 10-Q
period 2008-12-31
PARAMOUNT GOLD & SILVER CORP.
filed 2009-02-17
CIK 1342854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31 2008

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☑

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

61,816,551 shares of Common Stock, $.001 par value as of December 31, 2008

Paramount Gold and Silver Corp.

INDEX

PAGE
PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Consolidated Balance Sheets at December 31, 2008 (unaudited) and June 30, 2008 (audited)

1

Consolidated Statements of Operations for the Three and Six Months Ended
December 31, 2008 and for the Three and Six Months Ended December 31, 2007 (unaudited)
and Cumulative Since Inception, (March 29, 2005 to December 31, 2008)

2

Consolidated Statements of Cash Flows  for the Period Ended December 31, 2008 and December 31,
2007 and Cumulative Since Inception to December 31, 2008) (unaudited)

3

Consolidated Statement of Stockholders’ Equity for the Period Ended
December 31, 2008 (unaudited)

4

Notes to Interim Financial Statements as of December 31, 2008

6

Item 1A.

Rissk Factors

23

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

24

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

30

Item 4.

Controls and Procedures

30

Item 4t.

The information required by Item 4t is contained in Item 4.

30

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings.

31

Item 2.

Unregistered Sales of Equity Securities.

31

Item 3.

Defaults upon senior securities.

31

Item 4.

Submission of matters to a vote of security holders.

31

Item 5.

Other information

31

Item 6.

Exhibits

31

i

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

/s/ Christopher Crupi

Christopher Crupi, CA

CEO

ii

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at December 31, 2008 and June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	As at December 31, 2008	As at June 30, 2008
	(Unaudited)	(Audited)
Assets

Current Assets

Cash and cash equivalents	$2,083,478	$3,199,848
Amounts receivable	244,421	1,384,492
Notes Receivable (Note 9)	1,391,364	870,000
Prepaid and Deposits	105,814	379,348
	3,825,077	5,833,688

Long Term Assets

Mineral properties (Note 7)	14,054,197	4,738,747
Fixed assets (Note 8)	567,415	354,996
GIC	1,021,281	1,004,897
	15,642,893	6,098,640
	$19,467,970	$11,932,328

Liabilities and Shareholder’s Equity

Liabilities

Current Liabilities

Accounts payable	$1,323,057	$1,714,620

Shareholder’s Equity

Capital stock (Note 5)	61,816	48,541
Additional paid in capital	44,680,375	32,604,284
Contributed surplus	14,065,737	13,540,945
Deficit accumulated during the exploration stage	(40,418,146)	(35,956,085)
Cumulative translation adjustment	(244,869)	(19,977)
	18,144,913	10,217,708

	$19,467,970	$11,932,328

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Operations (Unaudited)

As at December 31, 2008 and June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended December 31, 2008	Six Month Period Ended December 31, 2008	Three Month Period Ended December 31, 2007	Six Month Period Ended December 31, 2007	Cumulative Since Inception March 29, 2005 to December 31, 2008
Revenue
Interest Income	$52,930	$150,207	$151,496	$336,558	$883,234

Expenses:

Incorporation Costs	—	—	—	—	1,773
Exploration	341,221	1,790,265	1,680,372	3,729,171	14,259,183
Professional Fees	173,597	408,573	258,924	525,807	2,652,318
Travel & Lodging	41,385	114,338	109,890	189,027	742,024
Geologist Fees & Expenses	140,274	479,869	126,249	206,442	2,342,924
Corporate Communications	70,468	138,698	111,767	318,833	1,025,295
Consulting Fees	28,921	70,926	91,121	139,629	553,160
Marketing	132,371	319,427	270,839	499,297	1,414,601
Office & Administration	245,274	538,748	147,186	223,725	1,318,261
Interest & Service Charges	1,452	3,991	2,969	5,324	24,202
Loss on disposal of Fixed Assets	—	44,669	—	—	44,669
Insurance	20,626	48,819	20,782	32,284	200,182
Amortization	24,930	52,278	28,967	49,280	183,180
Rent	20,971	43,886	17,003	36,763	230,356
Miscellaneous	(990)	(2,738)	20,801	3,430	(12,756)
Financing	12,525	12,525	93,384	93,384	105,909
Stock Based Compensation	200,587	547,153	655,360	4,246,267	14,745,049
Write Down of Mineral Property	—	—	—	—	1,471,049
Total Expense	1,453,612	4,611,427	3,635,613	10,298,663	41,301,380
Net Loss	1,400,682	4,461,220	3,484,118	9,962,105	40,418,146
Other comprehensive loss
Foreign Currency Translation Adjustment	192,598	224,892	43,041	34,541	244,869
Total Comprehensive Loss for the Period	$1,593,280	$4,686,112	$3,527,159	$9,996,646	$40,663,015
Basic & Diluted Loss per Common Share	(0.02)	(0.08)	(0.07)	(0.21)
Weighted Average Number of Common Shares Used in Per Share Calculations	57,674,756	55,148,086	46,988,932	47,753,606

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Cash Flows (Unaudited)

As at December 31, 2008 and June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	For the Six Month Period Ended December 31, 2008	For the Six Month Period Ended December 31, 2007	Cumulative Since Inception to December 31, 2008
Operating Activities:

Net Loss	$(4,462,220)	(9,962,105)	(40,418,146)
Adjustment for:
Accrued interest	(21,364)	—	(21,364)
Amortization	53,278	49,280	183,180
Allowance for doubtful accounts	172,170	—	172,170
Loss on disposal of assets	44,669	—	44,669
Stock based compensation	547,153	4,246,267	14,961,785
Write-down of mineral properties	—	—	1,471,049
(Increase) Decrease in accounts receivable	946,537	(92,735)	(413,126)
(Increase) Decrease in prepaid expenses	196,075	(300,008)	(1,851)
Increase (Decrease) in accounts payable	(391,563)	37,171	1,091,877

Cash used in Operating Activities	(2,915,265)	(6,022,130)	(22,929,757)

Investing Activities:

(Increase) Decrease in GIC	(16,384)	—	(1,021,281)
(Increase) Decrease in Note receivable	(500,000)	—	(1,370,000)
Purchase of Mineral Properties	(112,000)	—	(2,986,803)
Purchase of Equipment	(343,443)	(122,497)	(829,361)

Cash used in Investing Activities	(971,827)	(122,497)	(6,207,445)

Financing Activities:
Increase (decrease) in demand notes payable	—	—	105,580
Issuance of capital stock	2,859,676	2,250,000	31,256,580

Cash from Financing Activities:	2,859,676	2,250,000	31,362,160

Effect of exchange rate changes on cash	(88,954)	48,462	(141,480)

Increase (Decrease) in Cash	(1,116,370)	(3,846,165)	2,083,478
Cash, beginning	3,199,848	16,231,388	—

Cash, ending	$2,083,478	$12,385,223	$2,083,478

Supplemental Cash Flow Disclosure:
Interest Received	$36,994	$336,558	$44,636
Taxes Paid	—	—	—
Cash	1,687,439	720,349	1,687,439
Short term investments	394,883	11,664,874	394,883

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended December 31, 2008

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended December 31, 2008

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493

Capital issued for financing	1,000,000	1,000	1,778,590	—	—	—	1,779,590
Capital issued for services	770,000	770	1,593,582	—	—	—	1,594,352
Capital issued for mineral properties	268,519	269	489,731	—	—	—	490,000
Fair Value of warrants	—	—	—	—	470,410		470,410
Stock based compensation	—	—	—	—	3,069,585	—	2,911,213
Foreign currency translation	—	—	—	—	—	(28,389)	(28,389)
Net Income (loss)	—	—	—	(18,409,961)	—	—	(18,409,961)
Balance at June 30, 2008	48,540,997	48,541	32,604,284	(35,956,085)	13,540,945	(19,977)	10,217,708

Capital issued for financing	1,071,429	1,071	1,454,251	—	—	—	1,455,322
Capital issued for services	251,206	251	210,737	—	—	—	210,988
Capital issued for mineral properties	7,650,000	7,650	8,920,800	—	—	—	8,928,450
Fair Value of warrants	—	—	—	—	31,628	—	31,628
Stock based compensation	—	—	—	—	139,804	—	139,804
Foreign currency translation	—	—	—	—	—	(32,294)	(32,294)
Net Income (loss)	—	—	—	(3,061,378)	—	—	(3,061,378)
Balance at September 30, 2008	57,513,632	57,513	43,190,072	(39,017,464)	13,712,377	(52,271)	17,890,227

Capital issued for financing	3,636,362	3,636	1,150,854	—	—	—	1,154,490
Capital issued for services	166,555	167	65,349	—	—	—	65,516
Capital issued for mineral properties	500,000	500	274,500	—	—	—	275,000
Fair Value of warrants	—	—	—	—	218,236	—	218,236
Stock based compensation	—	—	—	—	135,124	—	135,124
Foreign currency translation	—	—	—	—	—	(192,598)	(192,598)
Net Income (loss)	—	—	—	(1,400,682)	—	—	(1,400,682)
Balance at December 31, 2008	61,816,549	61,816	44,680,375	(40,418,146)	14,065,737	(244,869)	18,144,913

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended December 31, 2008

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

These financial statements have been prepared in accordance with generally accepted accounting  principles in the United States of America. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s consolidated financial statements filed as part of the Company’s December 31, 2008, Year End Report on Form 10-Q.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2008 and the consolidated results of operations and consolidated statements of cash flows for the period ended December 31, 2008.

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

For the Period Ended December 31, 2008

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

For the Period Ended December 31, 2008

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

For the Period Ended December 31, 2008

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

For the Period Ended December 31, 2008

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

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets	$	$	$	$
Cash equivalents	394,883	394,883	—	—
Notes receivable	1,391,364	—	1,391,364	—
GIC	1,021,281	1,021,281	—	—

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2008

(Expressed in United States dollars, unless otherwise stated)

3.

Recently Adopted Accounting Policies: (Continued)

The Company’s cash equivalents and GIC are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

The Company’s notes receivable are valued using quoted market prices in active markets and as such are classified within Level 2 of the fair value hierarchy.

4.

Non-Cash Transactions:

During the six month periods ended December 31, 2008 and 2007, the Company entered into certain non-cash activities as follows:

	2008	2007

Financing Activities
Issuance of shares for consulting and geological services	$276,504	$416,250

Investing Activities
Common shares issued for mineral properties	9,103,450	50,000

During the period ended December 31, 2008, the company issued 166,555 common shares (2007 - 50,000 common shares) in exchange of services rendered at trading values between $0.36 and $0.64 for a total consideration of $65,516 (2007 - $87,500). As at December 31, 2008, $65,516 (2007 - $22,055) has been expensed as stock based compensation.

During the period ended September 30, 2008, the company issued 251,206 common shares (2007 – 175,000 common shares) in exchange of services rendered at trading values ranging between $1.27 and $0.64 per share for total consideration of $210,988 (2007 - $416,250). As at December 31, 2007, $210,988 (2007 - $68,413) has been expensed as stock based compensation.

During the period ended December 31, 2008, the company issued 500,000 common shares as payment on the Vidette Lake property, share issuance was recorded at a trading value of $ 0.55 for total consideration of $275,000.

During the period ended September 30, 2008, the Company issued 7,650,000 common shares (2007 – 18,519) to purchase a mineral property valued at $8,928,450. This amount has been capitalised as mineral property acquisition costs (2007 - $50,000).

An amount of $77,549, previously included in prepaid expenses, has been expensed to stock-based compensation in recognition of services rendered. The common shares were issued in the previous year.

5.

Capital Stock:

Authorized capital stock consists of 100,000,000 common shares with par value of $0.001 each. Capital stock transactions of the Company during the period ended December 31, 2008 are summarized as follows:

During the period ended December 31, 2008, the Company issued 166,555 common shares in exchange of services rendered at trading values between $0.36 and $ 0.64 for a total consideration of $65,516, this amount has been expensed as stock based compensation.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2008

(Expressed in United States dollars, unless otherwise stated)

5.

Capital Stock: (Continued)

During the period ended September 30, 2008, the Company issued 251,206 common shares (2007 – 125,000 common shares) in exchange of services rendered at trading values ranging between $1.27 and $0.64 per share for total consideration of $210,988 (2007 - $416,250). $210,988 (2007 - $68,413) has been expensed as stock based compensation.

During the period ended December 31, 2008, the Company issued 3,636,362 of Flow-Through Units at a price of $0.45 (CDN $0.55) per unit, for a total consideration of $1,636,362 (CDN $ 2,000,000). Each unit consists of 1 Flow Through common share and one half common share purchase warrant. Each warrant entitles the holder thereof to acquire one non-flow through common share at a price of CDN $1.00 per common share to December 31, 2009. Subsequently to December 31, 2009, each warrant entitles the holder thereof to acquire one non-flow through common share at a price of CDN $1.25 per common share to December 31, 2010. A fair value of $218,236 has been allocated to the warrants issued in the transaction. The Company recorded share issuance costs of $134,036 pursuant to the private placement.

On August 7, 2008, the Company completed a private placement financing of 1,000,000 units priced at CDN $1.40 per unit for proceeds of $1,400,000. Each unit consists of one common share and one half common share purchase warrant. Each warrant entitles the holder thereof to acquire one common share at a price of $2.10 per common share for a period of one year.

On August 7, 2008, the Company completed a private placement financing of 71,429 units priced at CDN $1.40 per unit for proceeds of $100,000. Each unit consists of one common share and one half common share purchase warrant. Each warrant entitles the holder thereof to acquire one common share at a price of $2.50 per common share for a period of two years.

During the period ended December 31, 2008, the company issued 500,000 common shares as payment on the Vidette Lake property, share issuance was recorded at a trading value of $ 0.55 for total consideration of $ 275,000.

During the period ended September, 2008, the Company issued 7,650,000 common shares (2007 – 18,519) to purchase a mineral property valued at $8,928,450. This amount has been capitalised as mineral property acquisition costs (2007 - $50,000).

The following share purchase warrants and agent compensation warrants were outstanding at December 31, 2008:

	Exercise Price	Number of Warrants	Remaining Contractual Life (years)
Warrants	2.50	1,171,500	0.08
Agent compensation warrants	2.10	623,909	0.25
Warrants	2.90	5,199,248	0.25
Warrants	3.25	1,000,000	0.73
Warrants	2.10	500,000	0.56
Warrants	2.50	35,715	1.56
Warrants	1.00	1,818,181	2.00
Outstanding and exercisable at December 31, 2008		10,348,553

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2008

(Expressed in United States dollars, unless otherwise stated)

5.

Capital Stock: (Continued)

During the period ended December 31, 2008 the Company issued 1,818,181 warrants pursuant to private placement agreements at an exercise price of $1.00 to December 31, 2009. Subsequent to December 31, 2009 each warrant entitles the holder to acquire one common share at an exercise price of $1.25 to December 31, 2010.

During the period ended September 30, 2008 the Company issued 500,000 warrants pursuant to a private placement agreement at an exercise price of $2.10 for a period of one year.

During the period ended September 30, 2008 the Company issued 35,715 warrants pursuant to a private placement agreement at an exercise price of $2.50 for a period of two years.

	December 31, 2008	December 30, 2007
Risk free interest rate	0.40%	4.50%
Expected life of warrants	1 years	2 years
Expected stock price volatility	110%	62%
Expected dividend yield	0%	0%

6.

Related Party Transactions:

During the period ended December 31, 2008, directors received payments on account of professional fees and reimbursement of expenses in the amount of $51,520 (2007: $96,049).

During the period ended December 31, 2008, the Company issued 5,764 common shares to a director (2007- 21,432 common shares) for services rendered at trading value of $0.36 (2007 - $0.64 to $ 1.27) per share for total consideration of $2,075 (2007 - $23,160).

As at December 31, 2008, an amount of $105,796 due to directors and officers of the company for management fees has been included in accounts payable.

During the period ended December 31, 2008 the Company made payments pursuant to a premises lease agreement with a corporation having a shareholder in common with a director of the company (see Note 13).

7.

Mineral Properties:

The Company has seven mineral properties located within Sierra Madre gold district, Mexico. The Company has capitalized acquisition costs on these mineral properties as follows:

	2008	2007
Vidette Lake	$275,000	$—
Garibaldi	200,000	—
San Miguel Groupings	11,409,282	2,468,832
La Blanca	507,564	507,564
Santa Cruz	44,226	44,226
Andrea	20,000	20,000
Gissel	625	625
Cotaruse	10,000	10,000
Elyca	1,587,500	—
	$14,054,197	$3,051,247

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2008

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

b.

La Blanca

The Company has an option to acquire a 100% in the La Blanca property located in Guazapares, Chihuahua, Mexico. Pursuant to the option agreement, payments of $180,000 have been made. Furthermore, the company must pay a royalty of $1.00 for each ounce proven or probable gold reserves. The Company has incurred $500,000 in exploration expenses.

c.

Santa Cruz

The Company has a 70% interest in the Santa Cruz mining concession located adjacent to the San Miguel Groupings. The terms of the agreement called for payments of $50,000 prior to March 7, 2006 and all required payments were made by the Company. The option also includes a 3% NSR payable to optioner. This concession was acquired as part of the San Miguel asset purchased from Tara Gold.

d.

Andrea

The Company acquired the Andrea mining concession located in the Guazapares mining  district in Chihuahua, Mexico for a cost of $20,000.

e.

Elyca

The company acquired the Elyca mining concession located in the municipality of Guazapares, State of Chihuahua for a total price of $ 1,000,000. Pursuant to the purchase agreement the company issued an additional 250,000 shares to Minera Rio Tinto; share issuance was recorded at a trading value of $1.76 for total considerations of $ 440,000.

f.

Temoris option

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

For the Period Ended December 31, 2008

(Expressed in United States dollars, unless otherwise stated)

7.

Mineral Properties: (Continued)

Upon earning a 70% joint venture interest, Paramount may increase its interest to 80% within 30 months of the signing of the Agreement, exclusively and limited to the approximately 6,657 hectares referred to in the October 6, 2006, agreement. Subsequent to December 31, 2008, the Company entered into a new agreement with Garabaldi which on closing will supersede all previous agreements (Note 15).

g.

Vidette Lake

Paramount entered into an option agreement to acquire an interest in the Vidette Lake Gold Mine in British Columbia, Canada. Paramount issued 500,000 common shares to earn an initial 25% interest and can earn a further 25% interest by expending $300,000 of exploration expenditures and issuing an additional 100,000 common shares. Once Paramount has increased its interest to 50% it may increase its interest to 90% any time prior to December 31, 2010 by expending an additional sum of $600,000 on exploration and issuing 400,000 common shares. Once Paramount has increased its interest to 90% and exercises its option, a joint venture agreement will be created.

8.

Fixed Assets:

		Accumulated	Net Book Value
	Cost	Amortization	2008	2007

Property and Equipment	$701,212	$133,796	$567,416	$344,726

During the period ended December 31, 2008, total additions to property, plant and equipment were $ - (2007- $36,627).

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

	Maturity Date	Interest Rate	December 31, 2008	June 30, 2008
Note Receivable – Mexoro Minerals	September 18, 2009	8% per annum	$370,000	$370,000
Note Receivable – Mexoro Minerals	May 7, 2009	8% per annum	500,000	500,000
	July 10, 2009	8% per annum	500,000	—
Accrued Interest	—	—	21,364	—
			$1,391,364	$870,000

The notes are convertible to units of one common share and one half common share purchase warrant of Mexoro Minerals Ltd. at a price of $0.50 per unit.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2008

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

For the Period Ended December 31, 2008

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

Loss for the period by geographical segment for the period ended December 31, 2008:

	United States	Peru	Mexico	Total
Interest income	$96,954	$25,785	$27,468	$150,207

Expenses:
Exploration	619,817	231,231	939,217	1,790,265
Professional fees	381,595	—	26,978	408,573
Travel and lodging	114,338	—	—	114,338
Geologist fees and expenses	220,912	—	221,484	479,869
Corporate communications	138,698	—	—	138,698
Consulting fees	70,926	—	—	70,926
Marketing	319,427	—	—	319,427
Office and administration	136,853	62,822	339,073	538,748
Interest and service charges	3,018	65	908	3,991
Loss on Disposal of Assets	—	44,669	—	44,669
Insurance	31,010	—	17,809	48,819
Amortization	27,103	5,258	19,917	52,278
Rent	43,886	—	—	43,886
Financing	12,525	—	—	12,525
Miscellaneous	(2,738)	—	—	(2,738)
Stock based compensation	547,143	—	—	547,143
Total Expenses	2,701,996	344,045	1,565,386	4,611,427

Net loss	$2,605,042	$318,260	$1,537,918	$4,461,220

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2008

(Expressed in United States dollars, unless otherwise stated)

11.

Segmented Information (Continued):

Loss for the period by geographical segment for the period ended December 31, 2007:

	United States	Peru	Mexico	Total
Interest income	$336,318	$—	$239	$336,557

Expenses:
Exploration	(639,707)	64,514	4,304,365	3,729,171
Professional fees	525,391	—	416	525,807
Travel and lodging	189,027	—	—	189,027
Geologist fees and expenses	206,442	—	—	206,442
Corporate communications	318,833	—	—	318,833
Consulting fees	139,629	—	—	139,629
Marketing	499,297	—	—	499,297
Office and administration	222,986	—	739	223,725
Interest and service charges	3,704	—	1,620	5,324
Insurance	28,397	—	3,887	32,284
Amortization	21,710	15,422	12,148	49,280
Rent	36,763	—	—	36,763
Miscellaneous	3,430	—	—	3,430
Financing	93,384	—	—	93,384
Stock based compensation	4,246,267	—	—	4,246,267
Total Expenses	5,895,553	79,936	4,323,175	10,298,663

Net loss	$5,559,235	$79,936	$4,322,936	$9,962,106

Assets by geographical segment:

	United States	Peru	Mexico	Total

December 31, 2008
Mineral properties	$—	$10,000	$14,044,197	$14,054,197
Equipment	144,306	—	423,109	567,415

December 31, 2007
Mineral properties	50,625	10,000	2,990,622	3,051,247
Equipment	131,643	96,753	116,330	$344,726

12.

Employee Stock Option Plan:

On August 23, 2007, the board and shareholders approved the 2007/08 Stock Incentive & Compensation Plan thereby reserving an additional 4,000,000 common shares for issuance to employees, directors and consultants.

During the period ended December 31, 2008, the board did not grant stock options.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2008

(Expressed in United States dollars, unless otherwise stated)

12.

Employee Stock Option Plan: (Continued)

Changes in the Company’s stock options for the period ended December 31, 2008 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of period	4,734,500	$2.43

Cancelled	305,000	2.30

Balance, end of period	4,429,500	$2.41

At December 31, 2008, there were 4,429,500 exercisable options outstanding.

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

2008
Risk free interest rate	0.40%
Expected dividend yield	0%
Expected stock price volatility	110%
Expected life of options	2 to 5 years

During the period ended December 31, 2008 the Company recognized stock based compensation expense in the amount of $274,928 for the vested portion of options issued in the previous year.

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

For the Period Ended December 31, 2008

(Expressed in United States dollars, unless otherwise stated)

14.

Differences Between US and Canadian Generally Accepted Accounting Principles:

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Set out below are the material adjustments to net loss for the periods ending December 31, 2008 and 2007 and to stockholders’ equity at December 31, 2008 and 2007 in order to conform to accounting principles generally accepted in Canada (“Canadian GAAP”).

Statement of Loss	Period Ended December 31, 2008	Period Ended December 31, 2007

Net loss based on US GAAP	$(4,461,220)	$(9,962,105)
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	2,207,134	3,935,613
Net loss for the period based on Canadian GAAP	(2,750,003)	(6,026,492)

Stockholders’ Equity	December 31, 2008	December 31, 2007

Stockholders’ Equity based on US GAAP	$18,144,913	$16,672,956
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	13,131,097	5,920,335
Stockholders’ Equity based on Canadian GAAP	31,276,010	22,593,311

 The following sets out the material balance sheet differences between Canadian and U.S. GAAP:

Mineral Properties	December 31, 2008	December 31, 2007

US GAAP	$14,054,197	$3,051,247
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	13,131,097	5,920,335
Canadian GAAP	27,185,294	8,971,582

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

For the Period Ended December 31, 2008

(Expressed in United States dollars, unless otherwise stated)

14.

Differences Between US and Canadian Generally Accepted Accounting Principles (Continued):

(b)

Statement of Cash Flows

As a result of the treatment of mining interests under item (a) above, cash expended for the exploration costs would have been classified as investing rather than operating, resulting in the following totals under Canadian GAAP:

	December 31, 2008	December 31, 2007

Cash used in operating activities	$(708,131)	$(2,086,517)
Cash used in investing activities	(3,178,961)	(4,058,110)

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Unaudited)

For the Period Ended December 31, 2008

(Expressed in United States dollars, unless otherwise stated)

15.

Subsequent Event

On January 30, 2009 Paramount entered into an agreement to purchase the option held by Garibladi Resources Inc. over 54,000 hectares of mining concessions held by its Mexican subsidiary Minera Pender S.A. de C.V. known as the Temoris Concessions. Paramount paid $400,000 cash consideration and is to issue 6,000,000 common shares to Garibaldi on closing of the transaction.

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

Background

Our Business:

We are an exploratory mining company with current operations in Mexico. We recently signed an option agreement to acquire an interest in the Vidette Lake Gold Mine in British Columbia, Canada.  We have not yet commenced any activities on this property.

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

Our primary objective is to:

Explore and develop the San Miguel and Andrea projects located in Chihuahua, Mexico within the Sierra Madre Occidental gold/silver belt. As of this date we have conducted preliminary exploration and defined over 20 gold/silver/copper target areas in the Andrea project area.

Paramount does not expect to generate revenues from the San Miguel project in the next year. Further, it is not Paramount’s objective to enter the mine management business. Rather, the Company hopes to identify a resource that will enable it to attract a larger company to partner with this company who has experience developing and managing a mine.

Our Operations:

Agreement with  Mexoro Minerals Ltd.

In order to increase drilling opportunities in the San Miguel region, we signed a Letter of Intent to create a strategic alliance with Mexoro Minerals Ltd . (“Mexoro”).  The purpose of the strategic alliance was to:

A.

Collaborate exploration and development work.

B.

Consolidate offices; and

C.

Approach the market in a combined and unified manner.

In furtherance of these objectives, we loaned Mexoro a total of $1,370,000 pursuant to three secured convertible debentures. All three convertible debentures are subject to a first ranking security interest which is secured by all the assets of Mexoro, including its common shares of its Mexican subsidiary SunBurst de Mexico S.A. de C.V and its mining concessions, equipment and all assets.. The notes are due May 9, June 18 and July 11, 2009 respectively. The notes provide for interest at the rate of 8% per annum and may be converted into units of Mexoro at a conversion price of $.50 per unit. Each unit consists of one share of Mexoro common stock and one half common stock purchase warrant. Each whole warrant entitles the holder thereof to purchase one share of Mexoro at an exercise price of $.75 per share.

Given the relative depressed price of Mexoro common shares, Paramount did not subscribe for any shares under the option agreement at 50 cents per unit which has now expired.

We have notified Mexoro of certain defaults and have issued notice of acceleration under the convertible debentures.

Temoris Option Purchase

We entered into a joint venture agreement with Garibaldi Resources Inc. and acquired an interest in 17,208 hectares of property. The new agreement will cover approximately 6,657 hectares previously optioned in 2006 and adds several new parcels totaling 10,543 hectares under the umbrella of a joint venture. The property borders our San Miguel property and brings a total of over 100,000 hectares of contiguous land holdings in the Guazapares mining district.

As part of the transaction, Garibaldi has provided us with its geologic data, including the results of its recent regional hyperspectral airborne survey.  We are the exploration manager under the joint venture. As part of the joint venture with Garibaldi, we have made an initial payment to Garibaldi in the amount of $100,000. We will earn a 50% interest by making an additional payment of $400,000, issuing 600,000 restricted shares of its common stock, and spending a total of $700,000 in exploration costs. We have the opportunity to increase our interest to 70% by spending an additional $1 million in exploration expenditures within 30 months, making an additional payment of $500,000, and issuing an additional 400,000 restricted shares of our common stock.

Upon earning a 70% joint venture interest, we may increase its interest to 80% within 30 months of the signing of the Joint Venture Agreement, exclusively and limited to the approximately 6,657 hectares referred to in the October 6, 2006, agreement.

On January 30, 2009 we entered into an agreement to purchase the Temoris Option held by Garibaldi Resource Corp. and its Mexican subsidiary Minera Pender S.A. de C.V. The option covers an area of approximately 54,000 hectares adjacent to the San Miguel Groupings and Andrea project. Consideration of $400,000 was paid to Garibaldi and 6,000,000 shares are to be issued to close the transaction. Upon closing, all previous agreements between the parties will be terminated.

Tara Gold Resources Corp. Joint Venture:

On October 1, 2008, we closed an agreement with Tara Gold Resources Corp. (“Tara Gold”) to acquire all of the remaining equity ownership of the Joint Venture previously entered into between the parties on February 7, 2007. The agreement also provides for Paramount to acquire certain mining concessions owned by Tara Gold.

In consideration for the acquisition of the remaining equity interest (30%) owned by Tara Gold in the Joint Venture, Paramount has issued to Tara Gold a total of 7,350,000 shares of its legended common stock. Also, in connection with the closing of the transaction, all invoices previously submitted by Paramount for Tara Gold’s contribution to the exploration and development of the San Miguel property have been cancelled.  In addition, in consideration for the transfer of the mining concessions, Paramount will pay to Tara Gold $100,000 MXN. All closing documents and funds are currently being held in escrow subject to registration of the required documentation with the Bureau of Mines in Mexico. If the initial registration is not completed by February 28, 2009, or such later date as Paramount may agree, all of the shares of common stock held in escrow will be returned to Paramount for cancellation together with the purchase price for the mining concessions. The agreements will then be of no further force or effect, and the respective interests and obligations of the parties shall remain as if the Agreement of Purchase and Sale had not been executed.

Vidette Lake Gold Mine:

In December 2008, we entered into an option to acquire an interest in the Vidette Lake Gold Mine located in British Columbia, Canada. We issued 500,000 shares of our common stock to earn an initial 25% interest. We can earn an additional 25% interest by expending $300,000 of exploration expenditures and issuing an additional 100,000 shares of our common stock and making a cash payment of $100,000 (or equivalent amount in Paramount common stock). Once Paramount secures a 50% interest, Paramount may increase its percentage ownership to 90% at any time prior to December 31, 2010 by expending an additional $600,000 on exploration and issuing 400,000 shares of common stock.

We have not yet commenced exploration activities on this property.

Market for Gold and Silver:

The demand for gold and silver has created a bull market for both metals over the past several years. There will likely be increased volatility of market prices in the short run due to seasonality or speculation.  Despite concerns for a slowing U.S. and global economy, there remains a strong demand for precious metals. There also remains increased interest in holding precious metals such as gold and silver as a store of value during periods of increasing anxiety of either errant monetary policies or strained international relations.

Gold prices have generally trended upward during the last seven years, from a low of just under $260 per ounce in early 2001 to a high of $1,010 per ounce in March 2008 and has currently settled in the $900/oz range.  Silver prices have experienced similar price increases from a low of approximately $4.25 per ounce to a high of $21.00 per ounce  in March.  Assuming that this trend continues and management’s drilling program expands, we believe that we will be able to identify a mining partner in the next fiscal year.

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

On December 31, 2008, we closed a private placement financing in the amount of CDN$2,000,000 through the sale of 3,636,362 units at CDN $0.55 per unit, to the MineralFields Group. Each unit flow through unit is comprised of one share of legended common stock and one common stock purchase warrant exercisable for a period of two years from closing at a price of CDN$1.00 per share during the first year following the date of issuance and CDN$1.25 per share during the second year following the date of issuance. The funds will be utilized to develop the Vidette Lake Gold Mine located in British Columbia, Canada.

We will require additional working capital to continue our exploratory activities.

Comparison of Operating Results for the Three and Six Months ended December 31, 2008 to the Three and Six Months Ended December 31, 2007

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings and notes receivable. Our cash holdings were generated from the sale of our securities. Interest income for the three and six months ended December 31, 2008 were $52,930 and $150,207 as compared to $151,496 and $336,558 for the three and six months ended December 31, 2007. The interest income has been generated as a result of our equity financings. Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes. Our interest income will continue to decline as we use remaining funds for ongoing operations.

Operating Expenses

For the three and six months ended December 31, 2008 our total operating expenses were $1,453,612 and $4,611,427 as compared to $3,635,613 and $10,298,663 for the comparable periods in 2007. Operating expenses for the three and six months ended December 31, 2008 declined approximately 55% and 54% from the comparative periods ended December 31, 2007.  The significant decline in operating expenses is due to lower exploration and related expenses.  We chose to reduce many of our expenditures in order to preserve our cash holdings for ongoing operations in 2009.

Exploration costs continue to be our largest expense totaling $548,484 and $1,951,649 as compared to $1,680,372 and $3,729,171. Exploratory cost since our inception totaled $14,466,445. While we expect to use the proceeds from our most recent financing to undertake exploration activities in British Columbia, our mining operations in Mexico will be limited until such time as proven mineral reserves of both gold and silver, are identified, we secure additional financing or contract with a joint venture partner.

Despite declining exploration costs, geology costs for the three and six months ended December 31, 2008 totaled $140,274 and $479,869 as compared to $126,249 and $206,442 for the three and six months ended December 31, 2007.  Geology costs increased as drilling results indicated that newer geology reports and studies were necessary.

Corporate communications fees, declined to $70,468 and $138,698 for the three and six months ended December 31, 2008 compared to $111,767 and $318,833 for the three and six months ended December 31, 2007. During 2007, a significant portion of this expense was stock based compensation while during 2008, we relied primarily upon our cash reserves for these expenses.

We continue to utilize stock based compensation as a means to compensate some of our key employees, directors and consultants. Management believes that by utilizing the Company’s common stock as incentive for quality work, the return on its investment will in the long run, be more beneficial to the Company than simply cash compensation. In addition, we have used our common stock to finance the acquisition of our mineral properties. Stock based compensation for the three and six months ended December 31, 2008 totaled $200,587 and $547,153 as compared to $655,360 and $4,246,267 for the three and six months ended December 31, 2007.  Stock based compensation since inception totaled $ 14,745,049 (See Footnote 3 and Footnote 10 for additional information regarding stock based compensation).

With our dual listings on the NYSE Alternext and the Toronto Stock Exchange market awareness and investor relations continues to be a critical component of our business strategy. We believe that this program has been successful and as a result have been able to reduce these fees from $270,839 and $499,297 for the three and six months ended December 31, 2007 to $132,371 and $319,427 for the comparative periods in 2008. With reduced exploration activities, we have become increasingly dependent on administration to undertake those areas of responsibilities previously handled by third parties. Office and administrative expenses increased to $245,274 and $538,748 for the three and six months ended December 31, 2008 as compared to $147,816 and $223,725 for the comparable periods in 2007.

Professional fees for the three and six months ended December 31, 2008 7 declined to $173,597 and $480,573 from $258,924 and $525,807.  The decline in professional fees is the result of fewer compliance issues with the Securities and Exchange Commission, the NYSE Alternext and the Toronto Stock Exchange. More importantly, were the steps we undertook to comply with Sarbanes Oxley, which resulted in reduced legal and accounting fees. lower legal fees incurred with respect to our mining operations in Mexico,  accounting fees, general corporate and securities legal fees and related professional services. We expect that these fees will continue in the future.

Net Income (loss)

Our Net Loss for the three and six months ended December 31, 2008 was $(1,400,682) and $(4,461,220), as compared to a net loss of $(3,484,118) and $(9,962,105) in 2007. Cumulative loss since inception totaled $(40,418,146).  Our Net Loss per Share was $(0.02) and $(0.08) as compared to a Net Loss per share of $ (0.07) and $(0.21) during the comparable periods in 2007. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

As of December 31, 2008, we had cash totaling $2,083,478 as compared to $3,199,848  as of June 30, 2008, a decline of approximately 35%.  Amounts receivable totaled $244,421 at December 31, 2008 as compared to $1,384,492. This decline of approximately 82% is primarily attributable to receipt from the Mexican government of primarily value added tax refunds. Prepaid expenses and deposits were $105,814 as compared to $379,348.  The decline in prepaid expenses is primarily attributable to stock based compensation which has been earned since the date of issuance of the common stock. Total current assets at December 31, 2008 were $3,85,077 as compared to $5,833,688 at June 30, 2008.

Our long term assets at December 31, 2008 $ 15,642,893 as compared to $6,098,640 as of June 30, 2008. Long term assets consist of our mineral properties located within the Sierra Madre gold district in Mexico in addition to an option we acquired for mineral properties locasted at Vidette Lake in British Columbia. The significant increase in our mineral properties is primarily attributable to an increase of the capitalized costs of the San Miguel Groupings from $2,468,832 to $11,409,282. The Company has capitalized the acquisition costs of these properties. The GIC Receivable represents funds that we have pledged for a standby Letter of Credit. We also have fixed assets consisting of property and equipment totaling $567,415 as compared to $354,996.

 Total assets at December 31, 2008 were $19,467,970 as compared to $11,932,328 as of June 30, 2008. This represents an increase of approximately 65% which is primarily attributable to our capital expenditures with respect to our mineral properties.

Our current liabilities as of December 31, 2008 totaled $1,323,057 as compared to $1,714,620 at June 30, 2008 an increase of approximately 27%.

 We have a working capital surplus at December 31, 2008 (current assets less current liabilities) of $2,502,020 as compared to a working capital surplus of $4,119,068 June 30, 2008, representing a decline of approximately 39%. We anticipate that we will be able to meet our currently existing ongoing contractual commitments for any property or mineral rights and have sufficient financial resources to fund our ongoing exploration and geological endeavors.

Critical Accounting Policies

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

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

We are also subject to currency fluctuations between the United States and Mexico. We do not plan on entering into any hedging transactions. Rather, management will continue to evaluate the market risks and address these issues should they become material to the Company’s ongoing operations.

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

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities.

During the quarter ended September 30, 2008, we issued shares of our common stock to acquire 100% interest in our joint venture operations in Mexico. We also issued shares of our common stock and warrants in connection with our funding activities. We relied on the exemptive provisions of Section 4(2) of the Securities Act. We have also offered shares pursuant to the exemptive provisions of Regulation S.

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

On September 26, 2008, we closed on our agreement with Tara Gold Resources Corp. (“Tara Gold”) to acquire all of the remaining equity ownership of the Joint Venture previously entered into between the parties.  In consideration for the acquisition of the remaining equity interest (30%) owned by Tara Gold in the Joint Venture, we s issued to Tara Gold a total of 7,350,000 shares of our legended common stock. An additional 300,000 shares of the Company’s common stock were also issued to a consultant who facilitated the closing of this transaction.

On December 31, 2008, we closed on  a private placement financing in the amount of CDN$2,000,000 through the sale of 3,636,362 units to the MineralFields Group. Each unit was comprised of one share of legended common stock and one common stock purchase warrant exercisable for a period of two years from closing at a price of CDN$1.00 per share during the first year following the date of issuance and CDN$1.25 per share during the second year following the date of issuance.

Each of the investors was an accredited investor and we relied on the exemption afforded by Regulation S of the Securities Act of 1933.

Also, on December 31, 2008, we issued 500,000 shares of our common stock in connection with the acquisition of the Vidette Lake Concession.  The shares of common stock were issued pursuant to our registration statement filed on Form S-3 with the Securities and Exchange Commission.

Item 3.

Defaults upon senior securities.

None

 Item 4.

Submission of matters to a vote of security holders.

None. We have however, scheduled our annual shareholders meeting for February 24, 2009.

Item 5.

Other information

None.

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
——————— * Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PARAMOUNT GOLD AND SILVER CORP.

Date: February 11, 2009	By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
Chief Executive Officer

Date: February 11, 2009		/s/ LUCIE LETELLIER
Lucie Letellier
Chief Financial Officer