Form 10-K/A
period 2008-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2009-05-04
CIK 1342854

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

———————

PARAMOUNT GOLD AND SILVER CORP.

(Exact name of registrant as specified in its charter)

———————

Delaware	001-336630	20-3690109
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

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

EXPLANATORY NOTE

Paramount Gold and Silver Corp. is filing this Amendment No. 1 to its Annual Report on Form 10–K for the fiscal year ended June 30, 2008, as filed with the U.S. Securities and Exchange Commission on September 25, 2008.   This Amendment No. 1 is being filed to amend and restate the information provided under Part II, Item 5, Market for Common Equity and Related Stockholder Matters as well as a clarification of the report filed by the Company’s Independent Registered Public Accounting Firm.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed.

This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended  and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report for the period ended June 30, 2008 and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report filed on Form 10-K.

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

Until August 26, 2005, there was no posted bid or ask price for our common stock when we began to trade on the Over the Counter Bulletin Board. The following table sets forth the high and low prices for our common stock for the periods indicated:

	HIGH	LOW
Fiscal year ended June 30, 2008

Quarter ended September 30, 2007	$3.00	$2.13
Quarter ended December 31, 2007	$2.57	$1.70
Quarter ended March 31, 2008	$2.56	$1.81
Quarter ended June 30, 2008	$1.99	$1.38

Fiscal year ended June 30, 2007
Quarter ended September 30, 2006	$3.20	$1.80
Quarter ended December 31, 2006	$2.57	$1.95
Quarter ended March 31, 2007	$3.04	$2.07
Quarter ended June 30, 2007	$3.04	$2.13

The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

a.

The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

b.

Index to Exhibits

31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
CEO and Director

Date: May 4, 2009

POWER OF ATTORNEY

By signing this Amendment Number 1 on Form 10-K below, I hereby appoint Christopher Crupi as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form amended Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	Chief Executive Officer/Director	May 4, 2009
Christopher Crupi

/s/ CHARLES REED	Vice President/Director	May 4, 2009
Charles Reed

/s/ JOHN CARDEN	Director	May 4, 2009
John Carden

/s/ MICHEL YVAN STINGLHAMBER	Director	May 4, 2009
Michel Yvan Stinglhamber

/s/ ROBERT DINNING	Director	May 4, 2009
Robert Dinning

/s/ RUDI P. FRANK	Director	May 4, 2009
Rudi P. Frank

May 4, 2009
/s/ ELISEO GONZALEZ-URIEN	Director
Eliseo Gonzalez-Urien

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold and Silver Corp. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheets of Paramount Gold and Silver Corp. as at June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and from the date of inception (March 29, 2005) through June 30, 2008. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and from the date of inception (March 29, 2005) through June 30, 2008 in conformity with generally accepted accounting principles in the United States of America.

“Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, BC, Canada

August 31, 2008

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2. Telephone: +1 604 435 4317. Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of  International. A world-wide organization of accounting firms and business advisors

F-1