Form 10-K/A
period 2008-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2009-05-07
CIK 1342854

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the American Stock Exchange on December 31, 2007 was approximately $71,000,000.

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

None.

This Amended Form 10-K contains "forward-looking statements" relating to Paramount Gold and Silver Corp. ("Paramount” "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Amended Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

EXPLANATORY NOTE

Paramount Gold and Silver Corp. is filing this Amendment No. 2 to its Annual Report on Form 10–K for the fiscal year ended June 30, 2008, as filed with the U.S. Securities and Exchange Commission on September 25, 2008.  This Amendment No. 2 is being filed to amend and restate the information provided under Part II, Item 5, Market for Common Equity and Related Stockholder Matters as well as a clarification of the report filed by the Company’s Independent Registered Public Accounting Firm.

This Amendment No. 2 does not affect the original financial statements or footnotes as originally filed.

This Amendment No. 2 does not reflect events that have occurred after the original filing of the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended and refiled as of the date of this Amendment No. 2 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

This Amendment No. 2 should be read in conjunction with the original filing of our Annual Report for the period ended June 30, 2008, and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report filed on Form 10-K.

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

Our transfer agent is Mellon Investor Services LLC whose address is 480 Washington Boulevard, Jersey City, New Jersey 073101. Our co-transfer agent is CIBC Mellon located in Toronto, Ontario, Canada.

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

-

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

a.

The following report and financial statements are filed together with this Amendment No. 2 to the Annual Report.

•

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

•

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND 2007

•

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 AND CUMULATIVE LOSSES SINCE INCEPTION MARCH 29, 2005 TO JUNE 30, 2008.

•

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2008 AND JUNE 30, 2007 AND CUMULATIVE SINCE INCEPTION TO JUNE 30, 2008

•

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
Christopher Crupi
CEO and Director

Date: May 6, 2009

POWER OF ATTORNEY

By signing this Amendment Number 2 on Form 10-K below, I hereby appoint Christopher Crupi as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form amended Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	Chief Executive Officer/Director	May 6, 2009
Christopher Crupi

/s/ CHARLES REED	Vice President/Director	May 6, 2009
Charles Reed

/s/ JOHN CARDEN	Director	May 6, 2009
John Carden

/s/ MICHEL YVAN STINGLHAMBER	Director	May 6, 2009
Michel Yvan Stinglhamber

/s/ ROBERT DINNING	Director	May 6, 2009
Robert Dinning

/s/ RUDI P. FRANK	Director	May 6, 2009
Rudi P. Frank

May 6, 2009
/s/ ELISEO GONZALEZ-URIEN	Director
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