Form 10-Q
period 2009-03-31
PARAMOUNT GOLD & SILVER CORP.
filed 2009-05-15
CIK 1342854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 82,659,349 as of May 1, 2009.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

6

Consolidated Balance Sheets (Unaudited)

6

Consolidated Statements of Operations (Unaudited)

7

Consolidated Statements of Cash Flows

8

Consolidated Statement of Stockholders’ Equity

9

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

29

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

35

Item 4(t).

Controls and Procedures

35

PART II OTHER INFORMATION

Item 1.

Legal Proceedings.

36

Item 1(a)Risk Factors 36

Item 2.

 Unregistered Sales of Equity Securities,

36

Item 3.

Defaults upon senior securities.

36

Item 4.

Submission of matters to a vote of security holders.

36

Item 5.

Other information

37

Item 6.

Exhibits

37

SIGNATURES 38

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended March 31, 2009 and 2008

 PART I. FINANCIAL INFORMATION

 Item 1.

Financial Statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at March 31, 2009 and June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	As at March 31, 2009 (Unaudited)	As at June 30, 2008 (Audited)
Assets

Current Assets

Cash and cash equivalents	$7,929,751	$3,199,848
Amounts receivable	237,064	1,384,492
Notes Receivable (Note 9)	391,364	870,000
Prepaid and Deposits	45,552	379,348
	8,603,730	5,833,688

Long Term Assets

Mineral properties (Note 7)	18,258,952	4,738,747
Fixed assets (Note 8)	542,326	354,996
GIC	1,029,205	1,004,897
	19,830,483	6,098,640

	$28,434,214	$11,932,328

Liabilities and Shareholders’ Equity

Liabilities

Current Liabilities

Accounts payable	$576,020	$1,714,620

Shareholders’ Equity

Capital stock (Note 5)	82,633	48,541
Additional paid in capital	52,420,247	32,604,284
Contributed surplus	18,284,910	13,540,945
Deficit accumulated during the exploration stage	(42,656,079)	(35,956,085)
Cumulative translation adjustment	(273,517)	(19,977)
	27,858,194	10,217,708

	$28,434,214	$11,932,328

Commitments (Note 13) Subsequent Events (Note 15)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Operations (Unaudited)

 (Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended March 31, 2009	Nine Month Period Ended March 31, 2009	Three Month period ended March 31, 2008	Nine Month Period ended March 31, 2008	Cumulative Since Inception March 29, 2005 to March 31, 2009
Revenue

Interest Income	$45,207	$195,415	$81,146	$417,704	$928,441

Expenses:

Incorporation Costs	––	––	––	––	1,773
Exploration	251,185	2,041,450	1,657,369	5,386,539	14,509,527
Professional Fees	262,469	671,043	288,922	814,729	2,914,787
Travel & Lodging	44,781	159,119	121,150	310,178	786,805
Geologist Fees & Expenses	29,047	508,916	432,349	638,792	2,371,971
Corporate Communications	70,368	209,066	135,202	454,035	1,095,663
Consulting Fees	3,367	74,293	7,907	147,536	556,527
Marketing	98,813	418,240	275,861	775,159	1,513,414
Office & Administration	143,709	682,447	133,160	356,883	1,461,970
Interest & Service Charges	1,129	5,120	3,081	8,405	25,331
Loss on disposal of Fixed Assets	––	44,669	9,275	9,275	44,669
Insurance	15,170	63,989	23,861	56,145	215,352
Amortization	25,089	77,367	24,663	73,943	208,269
Rent	12,788	56,674	29,410	66,173	243,144
Miscellaneous	(17,931)	(20,028)	187	3,617	(30,244)
Financing	79,066	91,592	––	93,384	184,976
Stock Based Compensation	1,264,291	1,811,444	1,574,500	5,820,767	16,009,340
Write Down of Mineral Property	––	––	––	––	1,471,049
Total Expense	2,283,341	6,895,409	4,716,897	15,015,559	43,410,578
Net Loss	2,238,133	6,699,994	4,635,751	14,597,856	42,656,079
Other comprehensive loss
Foreign Currency Translation Adjustment	28,648	253,540	27,548	8,993	273,517
Total Comprehensive Loss for the Period	$2,266,781	$6,953,534	$4,663,299	$14,606,849	$42,929,596
Basic & Diluted Loss per Common Share	$0.07	$0.11	$0.096	$0.308
Weighted Average Number of Common Shares Used in Per Share Calculations	67,678,057	85,384,442	48,238,689	47,245,033

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars, unless otherwise stated)

	For the Nine Month Period Ended March 31, 2009	For the Nine Month Period Ended March 31, 2008	Cumulative Since Inception to March 31, 2009
Operating Activities:

Net Loss	$(6,699,994)	$(14,597,866)	$(42,656,079)
Adjustment for:
Amortization	77,367	73,943	208,269
Allowance for doubtful accounts	172,170	––	172,170
Loss on disposal of assets	44,669	––	44,669
Stock based compensation	1,811,444	5,820,777	16,226,076
Write-down of mineral properties	––	––	1,471,049
(Increase) Decrease in accounts receivable	911,530	(129,665)	(384,405)
(Increase) Decrease in prepaid expenses	256,337	(230,564)	58,411
Increase (Decrease) in accounts payable	(1,138,600)	115	343,999

Cash used in Operating Activities	(4,564,600)	(9,063,260)	(24,536,364)

Investing Activities:

(Increase) Decrease in GIC	(24,308)	––	(1,029,205)
(Increase) Decrease in Note receivable	521,364	––	(391,364)
Purchase of Mineral Properties	(312,000)	(1,000,000)	(3,186,804)
Purchase of Equipment	(343,443)	(153,749)	(829,361)

Cash used in Investing Activities	(158,388)	(1,153,749)	(5,436,734)

Financing Activities:
Increase (decrease) in demand notes payable	––	––	105,580
Issuance of capital stock	9,570,493	2,250,000	37,967,397

Cash from Financing Activities:	9,570,493	2,250,000	38,072,977

Effect of exchange rate changes on cash	(117,602)	(8,992)	(170,128)

Increase (Decrease) in Cash	4,729,902	(7,976,001)	7,929,750
Cash, beginning	3,199,848	16,231,388	––

Cash, ending	$7,929,750	$8,255,387	$7,929,750

Supplemental Cash Flow Disclosure:
Interest Received	$194,415	$417,704
Taxes Paid		––
Cash	7,537,467	791,366
Short term investments	392,283	7,464,021

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at Inception	––	$––	$––	$––	$––	$––	$––
Balance September 30, 2005	11,267,726	11,268	1,755	(1,773)	––		11,250

Capital issued for financing	34,000,000	34,000	––	––	––	––	34,000
Forward split	45,267,726	45,267	(45,267)	––	––	––	––
Returned to treasury	(61,660,000)	(61,660)	61,600	––	––	––	––
Capital issued for financing	1,301,159	1,301	3,316,886		––	––	3,318,187
Capital issued for services	280,000	280	452,370	––	––	––	452,650
Capital issued for mineral properties	510,000	510	1,033,286	––	––	––	1,033,796
Fair value of warrants	––	––	––	––	444,002	––	444,002
Net Income (loss)	––	––	––	(1,874,462)	––	––	(1,874,462)
Balance June 30, 2006	30,966,611	30,966	4,820,690	(1,876,235)	444,002	––	3,419,423

Capital issued for financing	11,988,676	11,990	15,225,207	––	––	––	15,237,197
Capital issued for services	3,107,500	3,107	7,431,343	––	––	––	7,434,450
Capital issued for mineral properties	400,000	400	1,159,600	––	––	––	1,160,000
Capital issued on settlement of notes payable	39,691	39	105,541	––	––	––	105,580
Fair value of warrants	––	––	––	––	7,546,270	––	7,546,270
Stock based compensation	––	––	––	––	2,169,050	––	2,169,050
Foreign currency translation adjustment	––	––	––	––	––	8,412	8,412
Net Income (loss)	––	––	––	(15,669,889)	––	––	(15,679,889)
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493

Capital issued for financing	1,000,000	1,000	1,778,590	––	––	––	1,779,590
Capital issued for services	770,000	770	1,593,582	––	––	––	1,594,352
Capital issued for mineral properties	268,519	269	489,731	––	––	––	490,000
Fair Value of warrants	––	––	––	––	470,410		470,410
Stock based compensation	––	––	––	––	3,069,585	––	2,911,213
Foreign currency translation	––	––	––	––	––	(28,389)	(28,389)
Net Income (loss)	––	––	––	(18,409,961)	––	––	(18,409,961)
Balance at June 30, 2008	48,540,997	48,541	32,604,284	(35,956,085)	13,540,945	(19,977)	10,217,708

Capital issued for financing	1,071,429	1,071	1,454,251	––	––	––	1,455,322
Capital issued for services	251,206	251	210,737	––	––	––	210,988
Capital issued for mineral properties	7,650,000	7,650	8,920,800	––	––	––	8,928,450
Fair Value of warrants	––	––	––	––	31,628	––	31,628
Stock based compensation	––	––	––	––	139,804	––	139,804
Foreign currency translation	––	––	––	––	––	(32,294)	(32,294)
Net Income (loss)	––	––	––	(3,061,378)	––	––	(3,061,378)
Balance at September 30, 2008	57,513,632	57,513	43,190,072	(39,017,464)	13,712,377	(52,271)	17,890,227

Capital issued for financing	3,636,362	3,636	1,150,854	––	––	––	1,154,490
Capital issued for services	166,555	167	65,349	––	––	––	65,516
Capital issued for mineral properties	500,000	500	274,500	––	––	––	275,000
Fair Value of warrants	––	––	––	––	218,236	––	218,236
Stock based compensation	––	––	––	––	135,124	––	135,124
Foreign currency translation	––	––	––	––	––	(192,598)	(192,598)
Net Income (loss)	––	––	––	(1,400,482)	––	––	(1,400,682)
Balance at December 31, 2008	61,816,549	61,816	44,680,375	(40,417,946)	14,065,737	(244,869)	18,144,913

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Capital issued for financing	12,000,000	12,000	3,185,571	––	––	––	3,197,571
Capital issued for services	767,043	767	407,351	––	––	––	408,118
Capital issued for mineral properties	8,050,000	8,050	4,016,550	––	––	––	4,024,600
Fair Value of warrants	––	––	––	––	3,363,000	––	3,363,000
Stock based compensation	––	––	––	––	856,173	––	856,173
Foreign currency translation	––	––	––	––	––	(28,648)	(28,648
Net Income (loss)	––	––	––	(2,238,133)	––	––	(2,238,133
Balance at March 31, 2009	82,633,592	82,633	52,420,247	(42,656,079)	18,284,910	(273,517)	(27,858,194

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

1.

Basis of Presentation:

a)

The Company, incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold, silver and precious metal properties.  The Consolidated financial statements of Paramount Gold and Silver Corp. include the accounts of its wholly owned subsidiaries, Paramount Gold de Mexico S.A. de C.V., Compania Minera Paramount SAC and Magnetic Resources Ltd.  On August 23, 2007 the board and shareholders approved the name to be changed from Paramount Gold Mining Corp. to Paramount Gold & Silver Corp.

These financial statements have been prepared in accordance with generally accepted accounting    principles in the United States of America.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s consolidated financial statements filed as part of the Company’s March 31, 2009, Quarterly Report on Form 10-Q.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2009 and the consolidated results of operations and consolidated statements of cash flows for the period ended March 31, 2009.

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

For the Period Ended March 31, 2009

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

For the Period Ended March 31, 2009

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

For the Period Ended March 31, 2009

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

For the Period Ended March 31, 2009

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

	Fair Value at March 31, 2009
	Total		Level 1		Level 2		Level 3
Assets	$		$		$		$
Cash equivalents		7,929,751		7,929,751		––		––
GIC		1,029,205		1,029,205		––		––

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

4.   Non-Cash Transactions:

During the nine month periods ended March 31, 2009 and 2008, the Company entered into certain non-cash activities as follows:

	2009	2008

Financing Activities
Issuance of shares for consulting and geological services	$684,622	$1,366,315
Investing Activities
Common shares issued for mineral properties	13,220,400	50,000

During the period ended March 31, 2009, the company issued 767,043 common shares (2008 – 595,000 common shares) valued at $408,188 (2008 - $1,178,100) in exchange for services rendered.  This amount has been expensed as stock based compensation.

During the period ended March 31, 2009, the company issued 166,555 common shares (2008 - 50,000 common shares) in exchange of services rendered at trading values between $0.36 and $0.64 for a total consideration of $65,516 (2007 - $87,500). As at December 31, 2008, $65,516 (2007 - $22,055) has been expensed as stock based compensation.

During the period ended March 31, 2009, the company issued 251,206 common shares (2008 – 175,000 common shares) in exchange of services rendered at trading values ranging between $1.27 and $0.64 per share for total consideration of $210,988 (2008 - $416,250).  As at December 31, 2007, $210,988 (2008 - $68,413) has been expensed as stock based compensation.

During the period ended March 31, 2009, the Company issued 6,000,000 common shares as payment on its purchase of the interest of Garibaldi Resources Corp. in the Temoris property, valued at $3,000,000.

During the period ended March 31, 2009, the Company  issued 1,350,000 common shares as payment for the purchase of 100% of the shares of a company with other claims to the Temoris Concessions in Mexico.  The share value was recorded at a trading value of $0.50 for a consideration of $675,000.

During the period ended March 31, 2009, the company issued 500,000 common shares as payment on the Vidette Lake property, share issuance was recorded at a trading value of $ 0.55 for total consideration of $275,000.

During the period ended March 31, 2009, the Company issued 7,650,000 common shares (2008 – 18,519) to purchase a mineral property valued at $8,928,450.  This amount has been capitalised as mineral property acquisition costs (2008 - $50,000).

An amount of $77,549, previously included in prepaid expenses, has been expensed to stock-based compensation in recognition of services rendered.  The common shares were issued in the previous year.

5.

Capital Stock:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.  Capital stock transactions of the Company during the period ended December 31, 2008 are summarized as follows:

During the period ended March 31, 2009, the Company issued 6,000,000 common shares and $400,000 as payment for the full assignment to the Company of all legal beneficial rights in and to the Temoris Project in Mexico and the Option Agreement. The share value was recorded at a trading value of $0.50 for a consideration of $3,000,000.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

5.

Capital Stock: (Continued)

During the period ended March 31, 2009, the Company issued 1,350,000 common shares as payment for the purchase of 100% of the shares of a company which held legal title to the claims to the Temoris Project in Mexico.  The share value was recorded at a trading value of $0.50 for a total consideration of $675,000.

During the period ended March 31, 2009, the Company issued 12,000,000 Units at a price of $0.60 (CDN $0.75) per Unit, for proceeds of $6,560,571 net of issuance costs.  Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one common stock of the Company at an exercise price of $0.84 (CDN $1.05) for a period of four years.  The company has allocated the fair value of the warrants of $3,363,000 to contributed surplus.   Pursuant to the private placement the Company issued 840,000 agent compensation warrants.  Each agent compensation warrant entitles the holder to purchase one common stock of the Company at an exercise price of $0.84 (CDN $1.05) for a period of 4 years. The share purchase warrants are non trasferrable and cannot be exercised until six months and one day after issuance.

During the period ended December 31, 2008, the Company issued 3,636,362 of Flow-Through Units at a price of $0.45 (CDN $0.55) per unit, for a total consideration of $1,636,362 (CDN $ 2,000,000).  Each unit consists of 1 Flow Through common share and one common share purchase warrant.  Each warrant entitles the holder thereof to acquire one non-flow through common share at a price of CDN $1.00 per common share to December 31, 2009. Subsequently to December 31, 2009, each warrant entitles the holder thereof to acquire one non-flow through common share at a price of CDN $1.25 per common share to December 31, 2010.  A fair value of $218,236 has been allocated to the warrants issued in the transaction.  The Company recorded share issuance costs of $134,036 pursuant to the private placement.

During the period ended March 31, 2009, the Company issued 166,555 common shares in exchange of services rendered at trading values between $0.36 and $ 0.64 for a total consideration of $65,516, this amount has been expensed as stock based compensation.

During the nine month period ended March 31, 2009, the Company issued 251,206 common shares (2007 – 125,000 common shares) in exchange of services rendered at trading values ranging between $1.27 and $0.64 per share for total consideration of $210,988 (2007 - $416,250).  $210,988 (2007 - $68,413) has been expensed as stock based compensation.

On August 4, 2008, the Company completed a private placement financing of 1,000,000 units priced at CDN $1.40 per unit for proceeds of $1,400,000.  Each unit consists of one common share and one half common share purchase warrant.  Each warrant entitles the holder thereof to acquire one common share at a price of $2.10 per common share for a period of one year.

On August 4, 2008, the Company completed a private placement financing of 71,429 units priced at CDN $1.40 per unit for proceeds of $100,000.  Each unit consists of one common share and one half common share purchase warrant.  Each warrant entitles the holder thereof to acquire one common share at a price of $2.50 per common share for a period of two years.

During the period ended March 31, 2009, the company issued 500,000 common shares as payment on the Vidette Lake property, share issuance was recorded at a trading value of $ 0.55 for total consideration of $ 275,000.

During the six month period ended December 31, 2008, the Company issued 7,650,000 common shares (2007 – 18,519) to purchase a mineral property valued at $8,928,450.  This amount has been capitalised as mineral property acquisition costs (2007 - $50,000).

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

5.

Capital Stock: (Continued)

The following share purchase warrants and agent compensation warrants were outstanding at March 31, 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
Warrants	3.25	1,000,000	0.48
Warrants	2.10	500,000	0.31
Warrants	2.50	35,715	1.31
Warrants	1.00	3,636,362	1.75
Agent compensation warrants	0.84	840,000	3.96
Warrants	0.84	12,000,000	3.96
Outstanding and exercisable at March 31, 2009		18,012,077

During the period ended March 31, 2009 the Company issued 12,840,000 warrants pursuant to private placement agreements at an exercise price of $0.84 (CDN $1.05).

During the period ended March 31, 2009 the Company issued 3,636,362 warrants pursuant to private placement agreements at an exercise price of $1.00 to December 31, 2009.  Subsequent to December 31, 2009 each warrant entitles the holder to acquire one common share at an exercise price of $1.25 to December 31, 2010.

During the nine month period ended March 31, 2009 the Company issued 500,000 warrants pursuant to a private placement agreement at an exercise price of $2.10 for a period of one year.

During the nine month period ended March 31, 2009 the Company issued 35,715 warrants pursuant to a private placement agreement at an exercise price of $2.50 for a period of two years.

	March 31, 2009	June 30, 2008
Risk free interest rate	0.40%	4.50%
Expected life of warrants	1 - 2 years	2 years
Expected stock price volatility	95% - 114%	62%
Expected dividend yield	0%	0%

6.

Related Party Transactions:

During the period ended March 31, 2009, directors received payments on account of professional fees and reimbursement of expenses in the amount of $178,116 (2008: $132,616).

During the period ended March 31, 2009, the Company issued 5,764 common shares to a director (2008- 195,000 common shares) for services rendered at trading value of $0.36 (2008 - $1.98) per share for total consideration of $2,075 (2008 - $386,100).

During the period ended March 31, 2009 the Company made payments pursuant to a premises lease agreement with a corporation having a shareholder in common with a director of the company (see Note 13).

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

7.

Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	2009	2008
Vidette Lake	$275,000	$––
Temoris	4,254,754	––
Iris	50,000	––
Morelos	100,000	––
San Miguel Groupings	11,409,282	2,468,832
La Blanca	507,564	507,564
Santa Cruz	44,226	44,226
Andrea	20,000	20,000
Gissel	625	625
Cotaruse	10,000	10,000
Elyca	1,587,500	1,000,000
	$18,258,951	$4,051,247

a.

San Miguel Groupings

The company has purchased all of the rights to and interest in Tara Gold Resources Inc’s 30% share of the San Miguel Joint Venture, including the area of mutual interest agreement. The consideration was the issuance of 7,350,000 restricted common shares of Paramount Gold & Silver Corp. The company now owns 100% interest in the San Miguel Groupings located in near Temoris, Chihuahua, Mexico.

b.   La Blanca

The Company has an option to acquire a 100% in the La Blanca property located in Guazapares, Chihuahua, Mexico. Pursuant to the option agreement, payments of $180,000 have been made.  Furthermore, the company must pay a royalty of $1.00 for each ounce proven or probable gold reserves. No gold reserves have been discovered as at December 31, 2008. The Company has incurred $500,000 in exploration expenses.

c.

Santa Cruz

The Company has a 100% interest in the Santa Cruz mining concession located adjacent to the San Miguel Groupings, subject to satisfactory title transfer. The terms of the agreement called for payments of $50,000 prior to March 7, 2006 and all required payments were made by the Company.  The option also includes a 3% NSR payable to optioner. This concession was acquired as part of the San Miguel asset purchased from Tara Gold.

d.

Andrea

The Company staked the Andrea mining concession located in the Guazapares mining district in Chihuahua, Mexico for a cost of $20,000.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

7.

Mineral Properties (Continued):

e.

Elyca

The company acquired the Elyca mining concession located in the municipality of Guazapares, State of Chihuahua for a total price of $ 1,000,000. Pursuant to the purchase agreement the company issued an additional 250,000 shares to Minera Rio Tinto; share issuance was recorded at a trading value of $1.76 for total consideration of $ 440,000.

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

Upon earning a 70% joint venture interest, Paramount may increase its interest to 80% within 30 months of the signing of the Agreement, exclusively and limited to the approximately 6,657 hectares referred to in the October 6, 2006, agreement. Subsequent to December 31, 2008, the Company entered into a new agreement with Garabaldi which on closing will supersede all previous agreements. See note 15- Subsequent event.

g.

Vidette Lake

Paramount entered into an option agreement to acquire an interest in the Vidette Lake Gold Mine in British Columbia, Canada.  Paramount issued 500,000 common shares to earn an initial 25% interest and can earn a further 25% interest by expending $300,000 of exploration expenditures, making acash payment of $100,000 and by issuing an additional 100,000 common shares.  Once Paramount has increased its interest to 50% it may increase its interest to 90% any time prior to December 31, 2010 by expending an additional sum of $600,000 on exploration and issuing 400,000 common shares.  Once Paramount has increased its interest to 90% and exercises its option, a joint venture agreement will be created.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

8.

Fixed Assets:

		Accumulated	Net Book Value
	Cost	Amortization	2009	2008
Property and Equipment	$701,212	$158,886	$542,326	$354,996

During the period ended March 31, 2009, total additions to property, plant and equipment were $ 343,443 (2008- $153,749).  During the period ended March 31, 2009 the Company recorded depreciation of $77,366.

9.    Notes Receivable:

The Company holds  convertible notes receivable with face value of $1,370,000 issued by Mexoro Minerals Ltd. pursuant to a Letter of Intent dated May 2, 2008 between Mexoro Minerals Ltd. (“Mexoro”) and Paramount Gold and Silver Corp. (“Paramount”) with respect to the proposed Strategic Alliance between Mexoro and Paramount.  The interest rate of the convertible notes is 8%

	Maturity Date	Interest Rate	March 31, 2009	June 30, 2008
Note Receivable – Mexoro Minerals	September 18, 2009	8% per annum	$370,000	$370,000
Note Receivable – Mexoro Minerals	May 7, 2009	8% per annum	––	500,000
	July 10, 2009	8% per annum	––	––
Accrued Interest	––	––	21,364	––
			$391,364	$870,000

The notes are convertible to units of one common share and one half common share purchase warrant of Mexoro Minerals Ltd. at a price of $0.50 per unit.   The Company entered into a forbearance agreement with Mexoro pursuant to which Mexoro repaid $1,000,000 of the principal balance during the period ended March 31, 2009, and agreed to increase the remaining principal by $127,500 plus anticipated legal fees of $15,000.  The $127,500 plus legal fees are to be repaid on or before April 30,

2009.  In consideration of the Company’s forbearance, Mexoro also agreed to issue to the Company 150,000 common shares of Mexoro.

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

For the Period Ended March 31, 2009

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

For the Period Ended March 31, 2009

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

Loss for the period by geographical segment for the period ended March 31, 2009:

	United States	Peru	Mexico	Total
Interest income	$141,036	$25,785	$28,594	$195,415

Expenses:
Exploration	972,654	60,121	1,008,675	2,041,450
Professional fees	644,065	––	26,978	671,043
Travel and lodging	159,119	––	––	159,119
Geologist fees and expenses	355,692	––	225,224	580,916
Corporate communications	209,066	––	––	209,066
Consulting fees	74,293	––	––	74,293
Marketing	418,240	––	––	418,240
Office and administration	166,227	62,826	453,393	682,447
Interest and service charges	4,128	65	927	5,120
Loss on Disposal of Assets	––	44,669	––	44,669
Insurance	42,697	––	21,293	63,989
Amortization	34,280	5,258	37,829	77,367
Rent	56,674	––	––	56,674
Financing	91,592	––	––	91,592
Miscellaneous	(20,029)	––	––	(20,029)
Stock based compensation	1,811,444	––	––	1,811,444
Total Expenses	4,948,152	172,939	1,774,318	6,895,409
Net loss	$4,807,115	$147,154	$1,745,725	$6,699,994

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

11.

Segmented Information (Continued):

Loss for the period by geographical segment for the period ended March 31, 2008:

	United States	Peru	Mexico	Total
Interest income	$417,331	$––	$372	$417,704

Expenses:
Exploration	(423,810)	34,370	5,775,979	5,386,539
Professional fees	814,313	––	416,	814,729
Travel and lodging	310,178	––	––	310,178
Geologist fees and expenses	82,074	––	290,990	508,916
Corporate communications	454,035	––	––	454,035
Consulting fees	147,536	––	––	147,536
Marketing	775,159	––	––	775,159
Office and administration	257,847	99,023	13	356,883
Interest and service charges	6,114	––	2,291	8,405
Franchise taxes	9,275	––	––	9,275
Insurance	48,309	––	7,836	56,145
Amortization	27,398	24,096	22,448	73,943
Rent	66,173	––	––	66,173
Miscellaneous	3,617	––	––	3,617
Financing	93,384	––	––	93,384
Stock based compensation	5,820,767	––	––	5,820,767
Total Expenses	8,696,699	218,888	6,099,973	15,015,559
Net loss	$8,279,368	$218,888	$6,099,600	$14,597,866

Assets by geographical segment:

	United States	Peru	Mexico	Total

March 31, 2009
Mineral properties	$––	$10,000	$18,248,951	$18,258,951
Equipment	137,129	––	405,197	542,326

March 31, 2008
Mineral properties	50,625	10,000	3,990,622	4,051,247
Equipment	$127,749	$88,582	$134,984	$$351,315

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

12.  Employee Stock Option Plan:

On August 23, 2007, the board and shareholders approved the 2007/08 Stock Incentive & Compensation Plan thereby reserving an additional 4,000,000 common shares for issuance to employees, directors and consultants.  During the period ended December 31, 2008, the board did not grant stock options.  On February 24, 2009 the shareholders approved the 2008/09 Stock Incentive & Equity Compensation Plan thereby reserving an additional 3,000,000 common shares for future issuance.  The Shareholders also approved the re-pricing of the exercise price of all outstanding stock options to $0.65 per share.

Changes in the Company’s stock options for the period ended December 31, 2008 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of period	4,734,500	$2.43

Cancelled	377,500	2.30

Granted	570,000	0.65

Balance, end of period	4,927,000	$0.65

At March 31, 2009, there were 4,927,000 exercisable options outstanding.

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

2009
Risk free interest rate	0.40%
Expected dividend yield	0%
Expected stock price volatility	95% - 114%
Expected life of options	1 to 3 years

During the period ended March 31, 2009 the Company recognized stock based compensation expense in the amount of $391,767.  The company recognized additional compensation expense of $739,334 on the modification of the exercise price of all options outstanding to $0.65 per option.

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

For the Period Ended March 31, 2009

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

Statement of Loss	Period ended March 31, 2009	Period ended March 31, 2008

Net loss based on US GAAP	$(6,699,994)	$(14,597,856)
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	2,550,366	6,025,331
Net loss for the period based on Canadian GAAP	(4,149,628)	(8,572,525)

Stockholders’ Equity	March 31, 2009	March 31, 2008

Stockholders’ Equity based on US GAAP	$27,858,194	$13,450,837
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	13,411,329	8,010,053
Stockholders’ Equity based on Canadian GAAP	41,269,523	21,460,890

 The following sets out the material balance sheet differences between Canadian and U.S. GAAP:

Mineral Properties	March 31, 2009	March 31, 2008

US GAAP	$18,258,952	$4,051,247
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	13,411,329	8,010,053
Canadian GAAP	31,670,281	12,061,300

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

For the Period Ended March 31, 2009

(Expressed in United States dollars, unless otherwise stated)

14.  Differences Between US and Canadian Generally Accepted Accounting Principles (Continued):

 (b)  Statement of Cash Flows

As a result of the treatment of mining interests under item (a) above, cash expended for the exploration costs would have been classified as investing rather than operating, resulting in the following totals under Canadian GAAP:

	March 31, 2009		March 31, 2008

Cash used in operating activities	$	(2,014,234)	$(3,037,929)
Cash used in investing activities		(2,326,234)	(7,025,331)

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

San Miguel Groupings.

We are continuing further exploration of our holdings within the San Miguel groupings in Chihuahua, Mexico within the Sierra Madre Occidental. San Miguel is located in Chihuahua, Mexico and lies in the Temoris mining district, part of the gold-silver belt of the Sierra Madre Occidental, just a few kilometers northwest of the town of Temoris. The project covers approximately 800 acres with an estimated 10 kms of strike in the historic gold/silver mining district.

The Temoris mining district lies within a northwest trending belt of gold and silver deposits in the western portion of the Sierra Madre Occidental. Gold/silver mineralization in the project occurs as quartz veins and breccias within the west-northwest- and north-northwest-striking faults.

Our objective is to explore and develop the San Miguel and Andrea projects located in Chihuahua, Mexico within the Sierra Madre Occidental gold/silver belt. As of this date we have conducted preliminary exploration and defined over 20 gold/silver/copper target areas in the Andrea project area.

Paramount does not expect to generate revenues from the San Miguel project in the next year. Further, it is not Paramount’s objective to enter the mine management business. Rather, the Company hopes to identify a resource that will enable it to attract a larger company to partner with this company who has experience developing and managing a mine.

The Company intends to commence a drill program at the San Miguel project in Mexico in the summer of 2009.

Tara Gold Resources Corp. Joint Venture:

On October 1, 2008, we closed an agreement with Tara Gold Resources Corp. (“Tara Gold”) to acquire all of the remaining equity ownership of the Joint Venture previously entered into between the parties on February 7, 2007. The agreement also provides for Paramount to acquire certain mining concessions owned by Tara Gold.

In consideration for the acquisition of the remaining equity interest (30%) owned by Tara Gold in the Joint Venture, Paramount has issued to Tara Gold a total of 7,350,000 shares of its legended common stock.. In addition, in consideration for the transfer of the mining concessions, Paramount will pay to Tara Gold $100,000 MXN. The foregoing was held in escrow subject to the filing of the registration of the required documentation with the Bureau of Mines in Mexico. The documentation has been filed and all shares of stock have been to Tara Gold. Also in connection with this transaction, we issued a consultant 300,000 shares of our common stock.

Mexoro Minerals:

In order to increase drilling opportunities in the San Miguel region, we signed a Letter of Intent to create a strategic alliance with Mexoro Minerals Ltd . (“Mexoro”). The purpose of the strategic alliance was to collaborate exploration and development work, consolidate offices; and approach the market in a combined and unified manner.

In furtherance of these objectives, we loaned Mexoro a total of $1,370,000 pursuant to three secured convertible debentures (the “Debentures”). Each of the Debentures is subject to a first ranking security interest which is secured by all the assets of Mexoro, including its common shares of its Mexican subsidiary SunBurst de Mexico S.A. de C.V and its mining concessions, equipment and all assets.. The Debenutres are due May 9, June 18 and July 11, 2009 respectively. The Debentures provide for interest at the rate of 8% per annum and may be converted into units of Mexoro at a conversion price of $.50 per unit. Each unit consists of one share of Mexoro common stock and one half common stock purchase warrant. Each whole warrant entitles the holder thereof to purchase one share of Mexoro at an exercise price of $.75 per share.

On March 17, 2009, in connection with a default by Mexoro, we entered into a Forebearance Agreement with Mexoro. (“Mexoro”) in connection with the default by Mexoro of three secured convertible debentures (the “Debentures”). In consideration for entry into the Forebearance Agreement, Mexoro has paid Paramount the sum of $1 million representing repayment of the principal balance with respect to the First and Third Debenture. It was further agreed that with respect to the Second Debenture the principal balance will be increased by $127,500, (the “Second Amended Debenture”). On or before March 31, 2009, Mexoro will pay the original principal balance and interest owing under the Amended Second Debenture plus legal fees which shall not exceed CDN $15,000.00. The additional amount will be repaid in full by April 30, 2009. Paramount has released its security over the Cieneguita mining concessions but retains all other security interests including a charge of Mexoro’s mining concessions in the Guazapares mining district. As additional consideration for Paramount’s forbearance, Mexoro has issued to Paramount 150,000 (legended) common shares in the capital of Mexoro as a forbearance fee.

Mexoro has failed to comply with the terms and conditions of the forebearance agreement. In connection with a further extension of Mexoro’x obligations, Mexoro issued to Paramount an additional 75,000 (legended) shares of its common stock.

Temoris Project:

On March 19, 2009 we closed on an agreement with Garibaldi Resource Corp in which we acquired the outstanding option on the Temoris project.  The option covers an area of approximately 54,000 hectares adjacent to the San Miguel Groupings and Andrea project. In consideration for the acquisition of the option, we paid Garibaldi $400,000 and issued six million shares of our legended common stock. The shares of Common Stock were delivered to an escrow agent who will release 500,000 shares of common stock six months from the date of closing and an additional 500,000 shares of common stock every three months thereafter .

Paramount also acquired all of the issued and outstanding shares of common stock of Magnetic Resources Ltd. (“Magnetic”). Magnetic is the sole beneficial shareholder of Minera Gama, S.A. de C.V. which holds interests in various mineral concessions in Mexico known as the Temoris Project and the Morelos Project and also holds a royalty of the Iris Project. In consideration for the acquisition of all of the issued and outstanding shares of common stock of Magnetic and the assumption and discharge of shareholder loans, Paramount issued to the shareholders of Magnetic 1,350,000 shares of Paramount common stock valued at $675,000 and an advisor was paid a finder’s fee of 200,000 common shares valued at $100,000. All shares were issued pursuant to the Company’s Shelf Registration Statement.

The Temoris Project comprises 54,000 hectares of mining concessions adjacent to its San Miguel project and surrounding Coeur’s (NYSE:CDE) Palmarejo Project. Paramount Gold and Silver Corp. is now the sole owner of the Temoris Project and together with its San Miguel and Andrea Project, it controls 140,000 hectares of mining concessions in the Guazapares Mining District. Paramount is now preparing an exploration program for its new Temoris Project.

Vidette Lake Gold Mine:

In December 2008, we entered into an option with Daelim Investments Ltd. to acquire an interest in the Vidette Lake Gold Mine located in British Columbia, Canada. We issued 500,000 shares of our common stock to earn an initial 25% interest. We can earn an additional 25% interest by expending $300,000 of exploration expenditures and issuing an additional 100,000 shares of our common stock and making a cash payment of $100,000 (or equivalent amount in Paramount common stock). Once Paramount secures a 50% interest, Paramount may increase its percentage ownership to 90% at any time prior to December 31,2010 by expending an additional $600,000 on exploration and issuing 400,000 shares of common stock.

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

 Recent Financings:

On March 20, 2009 we sold a total of 12 million units of our securities to FCMI Financial Corp. (“FCMI”) at a price of C$0.75 per Unit (the “Unit”) for a total of C$9,000,000 (the “Financing”) (Based on an exchange rate of C$1 = $0.80 USD the financing generate gross proceeds of $7.2 million USD). Each Unit consisting of one share of common stock (the “Shares”) and one common stock purchase warrant (the “Warrants”). Each Warrant entitles the holder thereof to purchase one Share of common stock at an exercise price of C$1.05 per share for a period of four years from the date of issuance. The Warrants will not be exercisable until six months from their date of issuance.

Also in connection with the financing, we entered into a registration rights agreement with FCMI which provides in part that commencing at any time following six months from the date of Closing, FCMI may request that the Company register the Shares and the Warrants so long as the anticipated aggregate gross proceeds in any such registration is anticipated to exceed CDN$5,000,000 (US$4 million).

In December 2008, we issued 3,636,362 of Flow-Through Units at a price of $0.45 (CDN $0.55) per unit, for a total consideration of $1,636,362 (CDN $ 2,000,000). Each unit consists of 1 Flow Through common share and one common share purchase warrant. Each warrant entitles the holder thereof to acquire one non-flow through common share at a price of CDN $1.00 per common share to December 31, 2009. Subsequently to December 31, 2009, each warrant entitles the holder thereof to acquire one non-flow through common share at a price of CDN $1.25 per common share to December 31, 2010. First Canadian Securities received commission of 5% of the proceeds and warrants for acting as agent in the financing.

Comparison of Operating Results for the Three and Nine Months ended March 31, 2009 to the Three and Nine Months Ended December 31, 2008

Revenues

We are an exploratory mining company with no revenues from operations. All of our revenues to date represent interest income which we have earned as a result of our cash holdings generated from the sale of our securities. Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes. Interest income for the three and nine months ended March 31, 2009 was $45,207 and $195,415  as compared to $81,146 and $417,704 for the three and nine months ended March 31, 2008. Total interest earned since inception (March 29, 2005) is $928,441. Interest income has declined due to smaller cash holdings and declining interest rates payable on our money market accounts.  However, with the receipt of additional funding, we expect interest income to increase in the short term or until our cash reserves are further depleted. We may also receive additional funds from the exercise of outstanding options or warrants which will result in additional interest income.

Operating Expenses:

For the Three and Nine Month periods ended March 31, 2009 and 2008 and from Inception.

For the three and nine months ended March 31, 2009  our total operating expenses were $2,283,341 and $6,895,409 as compared to $4,716,897 and $15,015,559 for the three and nine months ended March 31, 2008. Total expenses since inception through March 31, 2009 were $43,410,578. Total operating expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 declined approximately $2.4 million (52%) while total operating expenses for the nine months ended March 31, 2009 declined approximately $8.1 million (55%). The significant decline in our operating costs is primarily attributable to a reduction in our exploratory activities. This was due in part due to our attempt to preserve cash subject to securing additional financing. Since we have secured additional financing, we expect our exploratory costs to increase as we expend additional funds with respect to our drilling operations in Mexico and in British Columbia, Canada.

Exploration costs for the three and nine months ended March 31, 2009 totaled $251,185 and $2,041,450 as compared to $1,657,369 and $5,386,539 for the comparable periods in 2008. Similarly, geologist fees totaled $29,047 and $508,916 in 2009 as compared to $432,349 and $638,792. Since our inception we have incurred geological expenses totaling $2,371,971.

In order to preserve cash for drilling expenses, we have relied on stock based compensation.  Stock based compensation has proven to be an attractive means to compensate some of our key employees, directors and consultants. Management believes that by utilizing the Company’s common stock as incentive for quality work, the return on its investment will in the long run, be more beneficial to the Company than simply cash compensation. In addition, we have used our common stock to finance the acquisition of several of our mineral properties. Stock based compensation for the three and nine months ended March 31,2009 totaled $1,264,291 and $1,811,444 as compared to a total of $1,574,500 and $5,820,767 for the three and nine months ended March 31, 2008. Total stock based compensation since inception is $16,009,340.

Corporate communications fees, declined from $135,202 and $454,035 for the three and nine months ended March 31, 2008 to $70,368 and $209,066 for the three and nine months ended March 31, 2009.  Total corporate communication fees since inception was $1,095,600.

We currently trade on the American Stock Exchange, Toronto Stock Exchange as well the Deutsche Borse Exchange. Management believes that the listing of the Company’s common stock on several different stock exchanges gives investors greater access to our equities. For example, our listing on the Deutsche Borse provides current and prospective European investors access to purchase the Company’s common stock on a regulated market in Euros. As a result we believe that market awareness and investor relations will remain a critical, but declining  component of our business strategy. For the three and nine months ended March 31, 2009, our marketing expenses totaled $98,813 and $418,240 as compared to $275,861 and $775,159. Total marketing expenses since inception totaled $1,513,414.

 We experienced a slight decline in our professional fees. Professional fees for the three and nine months ended March 31, 2009 totaled $262,469 and $671,043 as compared to $288,922 and $814,729 in 2008. Since inception, we have incurred $2,914,787 in professional fees. Our professional fees were primarily incurred with respect to compliance matters related to our filings with the Securities and Exchange Commission, the Toronto Stock Exchange, compliance matters with respect to the trading of our common stock as well as legal fees incurred with respect to various financings and acquisitions.

Net Income (loss)

Our Net Loss for the three and nine months ended March 31, 2009 was $(2,238,133) and $(6,699,994) as compared to a net loss of $(4,635,751) and $(14,597,856) in 2008.  We have incurred total losses since inception of $(42,656,079). Due to foreign currency translation adjustments, our total comprehensive loss for the three and nine months ended March 31, 2009 was $(2,266,781) and $(6,953,534) as compared to $(4,663,299) and $(14,606,849). Total comprehensive loss since inception was $(42,929,596). Our Net Loss per Share in 2009 was $(0.07) and $(0.11) as compared to a Net Loss per Share of $(0.096)  and $(0.308) during the comparable periods in 2008. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

March 31, 2009 as compared to June 30, 2008

As of March 31, 2009, we had cash totaling $7,929,751 as compared to $3,199,848 as of June 30, 2008. The increase of approximately $4.7 million is directly attributable to our financing with FCMI Financial Corp. Amounts receivable totaled $237,064 as compared to $1,384,492. We used a portion of the FCMI financing to satisfy most of our outstanding payables. Prepaid expenses and deposits were $45,552 as compared to $379,348.  The significant decline in prepaid expenses is primarily attributable to stock based compensation which has been earned since the date of issuance of the common stock. Total current assets were $8,603,730 as compared to $5,833,688 an increase of approximately 47%.

Our long term assets at March 31, 2009 totaled $19,830,483 as compared to $6,098,640 at June 30, 2008.  Long term assets consist primarily of our mineral properties located within the Sierra Madre gold district in Mexico and the Vidette Lake property in British Columbia. At March 31, 2009 we had $18,258,952 attributable to our mineral properties as compared to $4,738,747 at June 30, 2008. The primary reason for this increase of approximately $13.5 million is attributable to our Temoris concession at $4,254,754 and $11,409,282 attributable to the San Miguel groupings.  The Company has capitalized the acquisition costs of these properties. We also have fixed assets consisting of property and equipment totaling $542,236 as compared to $354,996 as of June 30, 2008.

 Total assets at March 31, 2009 were $28,434,214 as compared to $11,932,328 as of June 30, 2008. This represents an increase of approximately 138% which is primarily attributable to an increase in our cash holdings of approximately 147% and an increase of 285% attributable to our mineral properties.  We will continue to utilize our cash to finance our expanding drilling operations and for general corporate expenses.

Our current liabilities as of March 31, 2009 totaled $576,020 as compared to $1,714,620. With the cash infusion from our financing, we were able to significantly reduce our accounts payable.

 We have a working capital surplus at March 31, 2009 (current assets less current liabilities) of $8,007,710 as compared to a working capital surplus of $4,119,068 as of June 30, 2008, representing an increase of approximately 94%. We anticipate that we will be able to meet our currently existing ongoing contractual commitments for any property or mineral rights and have sufficient financial resources to fund our ongoing exploration and geological endeavors.

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

Item 4(t).

Controls and Procedures

The information required pursuant to item 4(t) has been provided in Item 4.

 PART II. OTHER INFORMATION

 Item 1.

Legal Proceedings.

None.

Item 1(a)

Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2008.

 Item 2.

 Unregistered Sales of Equity Securities,

During the three month period covered by this report, we issued the following unregistered securities:

On March 19, 2009 in connection with the acquisition of mineral properties we issued to Garibaldi Resources Corp. six million shares of our common stock.

Also on March 19, 2009 we issued to FCMI Financial Corporation a total of twelve million units of our securities. Each unit consisting of one share of our common stock and one common stock purchase warrant. shares of our common stock in connection with a private placement of our securities pursuant to Regulation S of the Securities Act of 1933.

At all times relevant:

-

the sale was made to a sophisticated or accredited investor;

-

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

-

at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale of the securities; and

-

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

Also during our last fiscal quarter, we issued a total of 1,967,063 shares of our registered common stock. The shares were issued pursuant to either our stock incentive and equity compensation plan or our Form S-3 Registration Statement

Item 3.

Defaults upon senior securities.

None

 Item 4.

Submission of matters to a vote of security holders.

The Company held its annual shareholder meeting on February 24, 2009. The shareholders voted on the following matters:

1. Elect the following directors, each to serve such term as set forth herein or until his successor has been duly elected and qualified:

Christopher Crupi	William Reed
Daniel Hachey	John Carden
Ian Talbot	Robert Dinning
Michel Yvan Stinglhamber

2. Ratify the appointment of HLB Cinnamon Jang Willoughby & Company as our independent certified public accountants;

3. Amend our certificate of incorporation to increase the number of authorized shares of common stock from one hundred million to two hundred million shares $0.001 par value;

4. Ratification of our 2008/09 Stock Incentive and Equity Compensation Plan; and

5. Ratify a proposal approved by our Board of Directors to amend all outstanding stock options to reduce the exercise price of all outstanding stock options so that the strike price of the outstanding options will be the greater of $.50 per share or the current fair market value of the Company’s common stock, whichever is greater, at the effective date of the grant of the new options.

All directors were confirmed to serve another term on our Board of Directors and all other proposals were approved by our shareholders.

Item 5.

Other information

None

 Item 6.

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation filed for a name change on August 24, 2007 filed as an exhibit to our Form 8-k filed November 2, 2005
3.2	Certificate of Amendment to Articles of Incorporation filed as exhibit to our Form 8-k filed August 28, 2007
3.3	Bylaws. Filed as an exhibit to our Form 8-k filed August 28, 2007
3.4 4.1

Certificate of Amendment to Articles of Incorporation filed as on Exhibit to our Form 8-k filed February 26, 2009

2006/07 Stock Incentive and Equity Compensation Plan filed as an exhibit to our Form S-8 Registration Statement filed November 11, 2006

4.2	2007/08 Stock Incentive and Equity Compensation Plan filed as an exhibit to our proxy statement filed on June 29, 2007
4.3	Registration Rights Agreement filed as an exhibit to Form 8-k filed April 6, 2007
4.4	Warrant Agreement filed as an exhibit to Form 8-k filed April 6, 2007
4.5	Broker Warrant Agreement filed as an exhibit to Form 8-k filed April 6, 2007
4.6	Form of Warrant Agreement issued to Anima S.G.R.p.a. and affiliates filed on Form S-3 filed January 24, 2008
10.1	Option Agreement on San Miguel Properties. Filed as an exhibit to Form 10-Sb on November 2, 2005
10.2	Agency Agreement with Blackmont Securities filed as an exhibit to Form 8-k on April 6, 2007
10.3	Acquisition Agreement with Tara Gold Resources, Inc. filed as an exhibit to Form 8-k on September 2, 2008.
10.4 10.5	Forebearance Agreement with Mexoro Minerals filed on Form 8-k March 23, 2009 Letter Agreement for Purchase and Sale of Magnetic Resources filed on Form 8-k March 23, 2009
10.6 31.1 31.2	Assignment of Option on Temoris filed on Form 8-k March 23, 2009 Section 302 Certification of the Chief Executive Officer* Section 302 Certification of the Principal Financial Officer *
32.1	Section 906 Certification of the Principal Executive Officer *
32.2	Section 906 Certification of the Principal Financial Officer *

———————

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

Date: May 14, 2009	By:	/s/ Christopher Crupi
Christopher Crupi Chief Executive Officer

Date: May 14, 2009	By:	/s/ Lucie Letellier
Lucie Letellier Chief Financial Officer