Form 10-K
period 2009-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2009-09-28
CIK 1342854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2009
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number 001-33630

———————

PARAMOUNT GOLD AND SILVER CORP.

(Exact name of registrant as specified in its charter)

———————

Delaware	20-3690109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

346 Waverley Street, Ottawa, Ontario, Canada K2P 0W5
(Address of principal executive offices) (Zip Code)

(613) 226-9881
(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
common stock, $0.001 par value		NYSE Amex Equities

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information

statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.			✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE Amex Equities on December 31, 2008 was approximately $24.5 million.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 83,023,650 shares of common stock, $.001 par value as of August 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to Paramount Gold and Silver Corp. (“Paramount” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report regarding planned drilling activities and any other statements about Paramount’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors beginning on page 44. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

We are under no duty to update such forward-looking statements.

EXCHANGE RATES:

Exchange rates between Canada and the United States have fluctuated throughout the year ranging from approximately CDN $0.77 per U.S. dollar to approximately par value with the U.S. dollar. Reported transactions are converted to U.S. dollars as of the date of the transaction.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING
RESERVE AND RESOURCE ESTIMATES

The mineral estimates in this Annual Report on Form 10-K have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.

i

Accordingly, information contained in this Annual Report on Form 10-K and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

Metric Conversion Table

For ease of reference, the following conversion factors are provided:

CONVERSION FACTORS AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric tonne	= 0.0292 troy ounce/ short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Au	= gold	m2	= square meter
G	= gram	m3	= cubic meter
g/t	= grams per tonne	Mg	= milligram
Ha	= hectare	mg/m3	= milligrams per cubic meter
Km	= kilometer	T or t	= tonne
Km2	= square kilometers	Oz	= troy ounce
Kg	= kilogram	Ppb	= parts per billion
M	= meter	Ma	= million years

Note: All units in this report are stated in metric measurements unless otherwise noted.

GLOSSARY OF MINING TERMS

We estimate and report our resources and we will estimate and report our reserves according to the definitions set forth in NI 43-101. We will modify and reconcile the reserves as appropriate to conform to SEC Industry Guide 7 for reporting in the U.S. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

NI 43-101 Definitions

indicated mineral resource

The term “indicated mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be established with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

inferred mineral resource

The term “inferred mineral resource” refers to that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

measured mineral resource

The term “measured mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

mineral reserve

The term “mineral reserve” refers to the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that might occur when the material is mined.

mineral resource

The term “mineral resource” refers to a concentration or occurrence of natural solid inorganic material or natural solid fossilized organic material including base and precious metals, coal and industrial metals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

probable mineral reserve

The term “probable mineral reserve” refers to the economically mineable part of an indicated, and in some circumstances, a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

proven mineral reserve1

The term “proven mineral reserve” refers to the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

qualified person2

The term “qualified person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development, production activities and project assessment, or any combination thereof, including experience relevant to the subject matter of the mineral project or technical report and is a member or licensee in good standing of a professional association.

SEC Industry Guide 7 Definitions

exploration stage

An “exploration stage” prospect is one which is not in either the development or production stage.

development stage

A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

mineralized material3

The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

probable reserve

The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

production stage

A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

proven reserve

The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Reserve

The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

———————

1

For Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

2

Industry Guide 7 does not require designation of a qualified person.

3

This category is substantially equivalent to the combined categories of measured and indicated mineral resources specified in NI 43-101.

Additional Definitions

alteration – any change in the mineral composition of a rock brought about by physical or chemical means assay – a measure of the valuable mineral content

diamond drilling – rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample dip – the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure disseminated – where minerals occur as scattered particles in the rock fault – a surface or zone of rock fracture along which there has been displacement feasibility study – a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production formation – a distinct layer of sedimentary rock of similar composition geochemistry – the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geophysics – the study of the mechanical, electrical and magnetic properties of the earth’s crust geophysical surveys – a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface geotechnical – the study of ground stability

grade – quantity of metal per unit weight of host rock

heap leach – a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals host rock – the rock in which a mineral or an ore body may be contained

v

in-situ – in its natural position

lithology – the character of the rock described in terms of its structure, color, mineral composition, grain size and arrangement of tits component parts, all those visible features that in the aggregate impart individuality to the rock mapped or geological mapping – the recording of geologic information including rock units and the occurrence of structural features, and mineral deposits on maps mineral – a naturally occurring inorganic crystalline material having a definite chemical composition mineralization – a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock

National Instrument 43-101 or NI 43-101 – standards of disclosure for mineral projects prescribed by the Canadian Securities Administrators outcrop – that part of a geologic formation or structure that appears at the surface of the earth open pit or open cut – surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore – mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body – a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade – the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide – gold bearing ore which results from the oxidation of near surface sulfide ore preliminary assessment – a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study

QA/QC – Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data quartz – a mineral composed of silicon dioxide, SiO2 (silica)

RC (reverse circulation) drilling – a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, by liquid and/or air pressure moving through an inner tube rock – indurated naturally occurring mineral matter of various compositions sampling and analytical variance/precision – an estimate of the total error induced by sampling, sample preparation and analysis sediment – particles transported by water, wind or ice

sedimentary rock – rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited strike – the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip – to remove overburden in order to expose ore

sulfide – a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization

TABLE OF CONTENTS

PAGE

PART I

Item 1.

Business.

1

Item 1A.

Risk Factors.

44

Item 1B.

Unresolved Staff Comments.

50

Item 2.

Properties.

50

Item 3.

Legal Proceedings.

50

Item 4.

Submission of Matters to a Vote of Security Holders.

50

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities.

51

PART II

Item 6.

Selected Financial Data.

57

Item 7.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

57

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

60

Item 8.

Financial Statements and Supplementary Data.

60

Item 9.

Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.

60

Item 9A.

Controls and Procedures.

60

Item 9B.

Other Information.

61

PART III

Item 10

Directors, Executive Officers and Corporate Governance.

62

Item 11.

Executive Compensation.

66

Item 12.

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

69

Item 13

Certain Relationships and Related Transactions, and Director Independence.

71

Item 14.

Principal Accountant Fees and Services.

71

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

73

PART I

Item 1.

Business.

Overview and History:

We are an exploration stage mining company which has as its core business, precious metals exploration in Mexico and recently, in British Columbia, Canada. We are a Delaware corporation and we were incorporated on March 29, 2005. Our administrative office is located at Suite 110, 346 Waverley Street, Ottawa, Canada K2P 0W5. We also have a field office located in Temoris, Mexico. Our primary objective is to explore and develop the San Miguel Project located in the State of Chihuahua, Mexico. During the year, we have also begun exploratory activities on the Vidette Lake project located in British Columbia, Canada. Through our wholly owned Mexican subsidiary, Paramount Gold de Mexico S.A. de C.V., we own a 100% interest in the San Miguel property having during the year acquired the remaining 30% interest from our prior joint venture partner, Tara Gold Resources Corp. (“Tara Gold”). In consideration for the transfer of the 30% equity interest in the joint venture and other mining concessions, we issued to Tara Gold a total of 7,350,000 shares of our legended common stock and approximately $10,000 for the transfer of certain mining concessions owned by Tara Gold. In December 2008, we entered into an agreement to acquire an interest in the Videttle Lake gold project in British Columbia, Canada..

In March 2009, we acquired all of the issued and outstanding shares of common stock of Magnetic Ltd. (“Magnetic”). Magnetic is the sole beneficial shareholder of Minera Gama, S.A. de C.V. which holds interests in various mineral concessions in Mexico known as the Temoris project and the Morelos project. Magnetic also holds a 2.0% NSR royalty from production arising from the Iris mineral concessions located in the Municipality of Ocampo in Chihuahua, Mexico. These land holdings surround our San Miguel mining concessions. The Morelos Project and the Iris Project are ancillary to our primary business plan.

Also in March 2009, we closed on an agreement with Garibaldi Resource Corp (“Garibaldi”) in which we acquired the outstanding option on the Temoris project. With the acquisition of both Magnetic and our agreement with Garibaldi, we increased our mining claims in the San Miguel project area by approximately 54,000 hectares.

In May 2008, we signed an agreement with Mexoro Minerals Ltd. (“Mexoro”) and its Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V., to acquire, for a purchase price of US$3.7 million, Mexoro’s rights to a number of mining concessions known asthe Guazapares concessions, comprising approximately 1,980 hectares and located in Chihuahua, Mexico,, subject to a net smelter returns royalty of 2.5% (which royalty may be reduced to 2.0% at closing). The Guazapares project comprises 12 claims surrounding Paramount’s San Miguel Project. The purchase price will be released from escrow when certain conditions are met, and an additional payment of US$1.6 million is due to Mexoro if, within 36 months, the project is put into commercial production or if Paramount or substantially all of its assets are sold.

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

Financings and Related Agreements:

We have been dependent upon private financings to operate our business. Our operations to date have been funded by equity investment. Our single largest equity financing came from a private placement of our securities which we closed on March 30, 2007 in the amount of $21,836,841. The financing consisted of the sale of 10,398,496 units at a price of $2.10 per unit. The warrants have expired.

From April 2007 through February 2009, we completed several private placements ranging from $100,000 to approximately $1.8 million. These funds were used to expand our drilling operations in Mexico as well as for general working capital purposes.

On March 20, 2009 we sold a total of 12 million units of our securities at a price of CDN$0.75 per unit for a total of CDN$9,000,000 (the “Financing”). (Based on an exchange rate of CDN$1 = US$0.80 we raised gross proceeds of US$7.2 million). Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder thereof to purchase one share of our common stock at an exercise price of CDN$1.05 per share for a period of four years from the date of issuance. The warrants were not exercisable until six months from their issue date.

We will require additional working capital to continue our exploration program.

Inter-corporate Relationships:

We currently have five wholly owned subsidiaries:

•

Paramount Gold de Mexico S.A. CV operates our business in Mexico and holds our interests in the San Miguel Project and certain other mineral concessions.

•

Minera Gama, S.A. de C.V. (“Minera Gama”) holds interests in mineral concessions in Mexico known as the Temoris project and the Morelos project, as well as a royalty interest in the Iris project. All three of these projects surrounds the San Miguel Project.

•

Magnetic Resources Ltd. is the sole registered holder of Minera Gama.

•

Compania Minera Paramount SAC (“Compania Minera”) used to operate and hold our mining interests in Peru.

•

Paramount Metals Corp. (“Paramount Metals”) whose focus is base metal exploration.

Neither Compania Minera nor Paramount Metals is currently active.

MARKET DESCRIPTION

Gold and Silver:

We are a precious metals exploration company with gold and silver exploration properties located in Mexico. The gold and silver markets have been strong since 2001, where gold has increased from $268 per ounce to a high of over $1,000 per ounce to its current price of approximately $950 per ounce. Silver has increased from $4.58 per ounce to a high of $21.00 per ounce to its current price of approximately $14 per ounce. (Current prices are as of August 19, 2009). Management believes that both the gold and silver markets will remain strong for the foreseeable future.

Mineral exploration in Mexico and Canada:

Both Mexico and Canada are two of the world’s largest mineral producers. Both countries provide an ideal business site for mining companies to operate given their stable governments and inclusion in the North American Free Trade Agreement. There are several world-class mines within a close proximity of the San Miguel property, including Goldcorp’s El Sauzal gold mine. Minefinder’s owns the Delores Mine and Gammon Lake Resource’s Ocampo Gold-Silver project is approximately 40 miles to the North. Coeur D’Alene Mines Corporation (“Coeur D’Alene”) has started production earlier this year from the nearby Palmarejo mine that has an inferred resource of 3.1 million ounce gold equivalent. Please see “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” on page i.

Employees

As of July 31, 2009, we had approximately 30 employees and consultants located in Mexico, Canada and the United States.

Facilities

Our corporate office is located at Suite 110, 346 Waverly Street, Ottawa, Ontario K2P 0W5. We rent approximately 2,700 square feet of office space at a cost of approximately US$7,325 per month. We also have an office in Temoris, Mexico. All of our office leases are in good standing.

Properties

This discussion was prepared in accordance with the standards under NI 43-101, which are substantially different from those under SEC Industry Guide 7. Please see “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” on page iii for discussion on the differences between terms under NI 43-101 and SEC Industry Guide 7.

San Miguel Project

Our exploratory activities are concentrated within the San Miguel Groupings which comprise the San Miguel Project. The following disclosure has been derived from the technical report entitled “Technical Report – Project Update: San Miguel Project – Chihuahua, Mexico”, dated September 15, 2009 (the “Technical Report”) and prepared by Douglas R. Wood and Dana C. Durgin of Delve Consultants, LLC.

109°
107°
105°
103°
31°
27°
AZ
NEW MEXICO
TEXAS
El Paso
Cuidad Juarez
UNITED STATES
MAP AREA
(CHIHUAHUA)
Gulf Of Mexico
Pacific Ocean
MEXICO
San Pedro Corralitos
Nuevo Casas Grandes
SONORA
CHIHUAHUA
Dolores
Mulatos
Yecora
Pinos Altos
La Junta
Ciudad Chihuahua
Santa Eulalia
Plomosas
San Carlos
La Perla
Moris
Ocampo Project
Cusihuiriachic
Naica
COAHUILA
Rio Grande
Rio Mayo
Sierra Madre Gold Silver Belt
San Miguel
Palmarejo
Millonaria
Urique
El Sauzal
Batopilas
Lluvia de Oro
Choix
Morelos
La Dura
Calabacillas
Nepomuceno
Parral
Sta. Barbara
SINALOA
Los Mochis
Tameapa
DURANGO
Torreon
Gulf Of California
2
10
16
37
45
49
N
0 40 200
Kilometres

Paramount GOLD

San Miguel Project

Property Location Map

Guazapares

Chihuahua, Mexico

December 2006

Figure 1

Property Location Map

Project Description and Location

Location

The San Miguel Project is located in southwestern Chihuahua in Northern Mexico, and is approximately 400 km by road from the state capital of Chihuahua City. The project is about 20 km north of the town of Temoris, adjacent to the village of Guazapares. It is in the Guazapares mining district, which is part of the Sierra Madre Occidental gold-silver belt. The location of the San Miguel Project is shown in Figure 1.

Land Area

When the previous report (Wood and Durgin, November 20, 2008) was written, the San Miguel project consisted of 17 smaller concessions clustered near Guazapares, Chihuahua with a total area of 427.17 hectares, plus the much larger Andrea, Gissel and Isabel concessions which were staked in 2008, the Elyca concession which was acquired in 2008, and a joint venture agreement that had been signed with Garibaldi Resources Corporation as part of a district wide exploration program.

Since November 2008, there have been significant additions to the San Miguel project concessions. A joint venture with Garibaldi, previously discussed has been terminated and replaced by a purchase and sale (closed in March 2009) of all of their interest in several mining concession totalling approximately 54,000 hectares Pursuant to the agreement Paramount paid Garibaldi a total of $400,000 in cash and issued 6 million shares of Paramount’s common stock. The new concessions encompassare set out in Figure 4.2.1 below and named the Temoris project.

Also in March 2009, Paramount acquired all of the issued and outstanding shares of stock of Magnetic, Ltd. Magnetic was the sole beneficial shareholder of Minera Gama which was the underlying concession holder of Garibaldi’s Temoris Project, as well as two other groups of concessions which are not in the San Miguel area – the Morelos and Iris projects. In addition, Paramount has entered into an agreement with another company, Mexoro Minerals Ltd., and its Mexican subsidiary, Sunburst Mining de Mexico, S.A. de C.V., to acquire its rights and interest to the Guazapares concession group adjacent to Paramount’s San Miguel group, pursuant to option agreements with third parties and subject to a net smelter return royalty of 2.5% which may be reduced to 2.0% under certain conditions. The definitive agreement to acquire the Guazapares concession group was signed July 8, 2009 at a purchase price of $3.7 million (funds have been deposited into escrow pending title transfer in Mexico). The property is comprised of 1980 hectares.

San Miguel Concessions Including the Temoris Project

The following table outlines our concessions within the San Miguel Project:

San Miguel Project Concession Data

Concession	Owner	Title No.	Date Staked	Hectares
San Miguel Group
SAN MIGUEL	Paramount	166401	4-Jun-80	12.9458
SAN LUIS	Paramount	166422	4-Jun-80	4
EMPALME	Paramount	166423	4-Jun-80	6
SANGRE DE CRISTO	Paramount	166424	4-Jun-80	41
SANTA CLARA	Paramount	166425	4-Jun-80	15
EL CARMEN	Paramount	166426	4-Jun-80	59.0864
LAS TRES B.B.B.	Paramount	166427	4-Jun-80	23.001
SWANWICK	Paramount	166428	4-Jun-80	70.1316
LAS TRES S.S.S.	Paramount	166429	4-Jun-80	19.1908
SAN JUAN	Paramount	166402	4-Jun-80	3
EL ROSARIO	Paramount	166430	4-Jun-80	14
GUADALUPE DE LOS REYES	Paramount	172225	4-Jun-80	8
CONSTITUYENTES 1917	Paramount*	199402	19-Apr-94	66.2403
MONTECRISTO	Paramount*	213579	18-May-01	38.056
MONTECRISTO FRACCION	Paramount*	213580	18-May-01	0.2813
MONTECRISTO II	Paramount*	226590	2-Feb-06	27.1426
SANTA CRUZ	Amermin	186960	17-May-90	10
ANDREA	Paramount	231075	16-Jan-08	84112.6183
GISSEL	Paramount	228244	17-Oct-06	880
ISABEL	Paramount	228724	17-Jan-07	348.285
ELYCA	Paramount	179842	17-Dec-86	10.0924
			T o t a l	85768.0715
Temoris Project
Guazapares	Minera Gama	232082	18-May-07	6265.2328
Roble	Minera Gama	232084	18-May-07	797.795
Temoris Centro	Minera Gama	232081	18-May-07	40386.1449
Temoris Fracción 2	Minera Gama	229551	18-May-07	7328.1302
Temoris Fracción 3	Minera Gama	229552	18-May-07	14.0432
Temoris Fracción 4	Minera Gama	229553	18-May-07	18.6567
			T o t a l	100713.042
Guazapares Claims
San Francisco	Paramount*	191486	19-Dec-91	38.1598
Ampliación San Antonio	Paramount*	196127	23-Sep-92	20.9174
San Antonio	Paramount*	204385	13-Feb-97	14.8932
Guazaparez	Paramount	209497	3-Aug-99	30.9111
Guazaparez 3	Paramount	211040	24-Mar-00	250
Guazaparez 1	Paramount	212890	13-Feb-01	451.9655
Guazaparez 5	Paramount	213572	18-May-01	88.8744
Cantilito	Paramount	220788	7-Oct-03	37.035
San Antonio	Paramount	222869	14-Sep-04	105.1116
Guazaparez 4	Paramount	223664	2-Feb-05	63.9713
Guazaparez 2	Paramount	226217	2-Dec-05	404.0016
Vinorama	Paramount	226884	17-Mar-06	474.222
San Antonio	CA T-204385*	181963	17-Mar-88	15
			T o t a l	1980.0629
			Grand Total	188461.176

(*) Under option

Fig

Current Agreements with respect to mining concessions:

San Miguel Group Agreement

The San Miguel Grouping forms the initial core of the property. It includes the concessions San Miguel, San Juan, San Luis, Empalme, Sangre de Cristo, Santa Clara, El Carmen, Las Tres BBB, Swanwick, Las Tres SSS, El Rosario and Guadalupe de Los Reyes as listed in Table 1, a total of 275 hectares. The San Miguel Groupings were acquired by Corporacion Amermin S.A. (“Amermin”), a subsidiary of Tara Gold. We earned our 70% interest in the concessions pursuant to an option agreement with Amermin dated August 3, 2005 by making $450,000 in payments, issuing 700,000 restricted shares of Paramount common stock and incurring $2.5 million in exploration expenditures. Under the terms of the joint venture with Amermin (the “Joint Venture”) as contained in the Joint Venture Agreement between the parties effective February 7, 2007 (the “Joint Venture Agreement”), Paramount served as the manager of the Joint Venture. If Amermin chooses not to participate financially in the Joint Venture, its interest may be diluted to a 2% NSR, which may be decreased to 1% by a payment of $500,000 from Paramount to Amermin.

On October 1, 2008, we closed on our agreement with Tara Gold to acquire all of the remaining equity ownership of the Joint Venture. In consideration for the acquisition of the remaining equity interest (30%) owned by Tara Gold in the Joint Venture, we issued to Tara Gold a total of 7,350,000 shares of our legended common stock. Also, in connection with the closing of the transaction, all invoices previously submitted by Paramount for Tara Gold’s contribution to the exploration and development of the San Miguel property have been cancelled. In consideration for the transfer of the mining concessions, Paramount has paid to Tara Gold $100,000MXN (approximately US$10,000).

La Blanca Agreement

The La Blanca agreement includes the Montecristo, Montecristo II, Monecristo Fraccion and Constituyentes 1917 concessions as listed in Table 1, a total of 131hectares. Paramount has invested the required $500,000 in exploration costs on the concessions and otherwise met its agreements with respect to these concessions. Additional payments will be due to the concession owner based upon proven reserves. Additional payments are linked to the definition of reserves. The sum of $1.00 is to be paid by August 31, 2007 for each gold-equivalent ounce of mineable reserves defined by December 31, 2006; the sum of $1.00 is to be paid by February 29, 2008 for each gold-equivalent ounce of mineable reserves defined by December 31, 2007; and the sum of $1.00 is to be paid by August 31, 2009 for each gold-equivalent ounce of mineable reserves defined by December 31, 2008. No mineable reserves have been defined to date and no payments have been made.

Santa Cruz Agreement

The Santa Cruz concession totals 10.00 hectares (Table 1). We own a 100% interest in the concession and await title transfer from Tara Gold.

Elyca Concession

The Elyca concession, totalling 10.0924 hectares (Table 1), was purchased from Minera Rio Tinto, S.A. de C.V. for cash and stock and was registered with the Public Registry of Mining. We own 90% of the joint venture interest in this concession.

Mexoro

Paramount has deposited the required funds ($3.7 million) to conclude the acquisition of the Guazapares claims into an escrow account pending confirmation of title transfer from the Mexican subsidiary of Mexoro to the Mexican subsidiary of Paramount.Garibaldi Agreement.

On January 30, 2009, we closed on our agreement with Garibaldi whereby Garibaldi assigned its option in the Temoris Concession to Paramount. In consideration for the assignment of the Temoris option, Paramount paid Garibaldi a total of $400,000 in cash and issued to Garibaldi 6 million shares of our common stock. Subsequent to the purchase of Magnetic Resources as noted above, Paramount terminated the option agreement.

Other Agreements

Paramount staked the Andrea, Gissel and Isabel concessions that form the Andrea Project east of the San Miguel Project totalling over 84,000 hectares. As these were denounced (equivalent of staked), there are no associated agreements and we own a 100% interest in these claims.

Ejido Agreements

We have signed agreements with two ejidos, or surface-owner councils, allowing for surface disturbance during exploration activities on Paramount’s concessions. Agreements with the Guazapares and Batosegachi ejidos were signed on April 29th and 19th, 2007, respectively, and are effective for a period of five years. The Guazapares and Batosegachi ejido agreements were registered with the National Agrarian Registry on May 4th and 5th, 2007, respectively. The agreements permit Paramount to carry out exploration on the ejidos’ areas in exchange for compensation of a fixed sum per hectare of physical disturbance associated with exploration such as the cutting of trees and construction of drill access roads and drill pads, etc.

Several rural communities are located within our work area, the most important of which are Temoris, Guazapares, Batosegachi, San José and Tahonitas. In keeping with our policy of community integration, Paramount has carried out a program of economic and other assistance, including: donations of materials and wages for construction projects at schools in Guazapares, San Jose and Temoris; a donation for the acquisition of computers for the regional junior high school; donation to DIF, the organization for integral family development in Temoris; construction materials for DIF, for the construction of houses for disadvantaged families; donation for purchase of fertilizer for the farmers of Batosegachi; financial assistance for the upgrading and maintenance of local roads utilized by Paramount to access the San Miguel Project in Guazapares and Batosegachi ejidos; and the creation of 40 jobs.

Environmental Reports and Liabilities:

With the assistance of a Mexican environmental permitting consultant, Vugalit S.C., Paramount has satisfied the requirements regarding permitting for the ongoing exploration program with the office of the Mexican governmental environmental agency, SEMARNAT, in Chihuahua City. Disturbance associated with exploration work completed by Paramount to date is limited to construction of drill access roads, drill pads and trenches. No direct mining related activities have been carried out.

On Paramount’s behalf, Vugalit S.C submitted a NOM-120-SEMARNAT-1997 application to SEMARNAT on March 15, 2007 to permit exploration activities at the San Miguel Project. The application was accepted and became effective on July 19, 2007. The permit allows a total disturbance of 7.6224 hectares valid to December 31, 2011. The permit provides for reclamation of the concession areas by the Fondo Forestal Mexicano following the cessation of exploration activities in the permit area. The permit set the cost of reclamation at a total of 198,205.37 Mexican pesos, which was paid by Paramount to Fondo Forestal Mexicano.

Vugalit S.C also filed an Environmental Impact Study with SEMARNAT on behalf of Paramount.

With these exceptions, there has been no mining activity on the San Miguel concessions since the early 1900’s. Between 1958 and 1968, Alaska-Juneau operated the San Luis mine and mill, producing waste rock and tailings. In the late 1970’s, a few thousand tons of vein material were shipped from the San Miguel vein to El Paso as smelter flux. In the 1990’s a very small and unsuccessful attempt was made to heap leach oxidized silver ores near the north end of the La Union area. It is uncertain whether Paramount would be held responsible for the cleanup of these areas should it put a mine into production nearby.

Excepting the work that was carried out as part of the Environmental Impact Study, we have as not yet conducted any baseline environmental studies, such as surface or groundwater sampling, of the San Miguel Project area. We believe such studies should be conducted to document any residual effects that the historic mining activities may still be having on the soils and streams of the Guazapares area.

The village of Guazapares is immediately adjacent to the historic San Luis mine area and is also adjacent other Paramount exploration targets. The village of Batosegachi is less than a kilometer from the San Miguel exploration area. While the local people appear to be supportive of our current exploration efforts, it is not known what financial or time-related impacts to the permitting of a mining operation, if any, the close proximity to these villages might create.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access:

Direct access to San Miguel is by the paved highway 127 to the town of Creel, then by reasonably good gravel roads to Temoris and then Guazapares. The simplest way for a visitor to reach Temoris is via the Chihuahua-Pacific rail service between Chihuahua City and Temoris, a nine hour trip. Two passenger trains in each direction and several freight trains serve Temoris and Los Mochis on the pacific coast daily. From the Temoris train station to the village of Guazapares the drive is about 15 minutes by a winding gravel road.

Climate:

The Temoris area has a temperate climate. Undisturbed slopes are covered by juniper-pine-oak forests. Rainfall is largely in the summer months, with an annual average of about 8 cm. Maximum temperatures rarely exceed 35°C, and minimum temperatures are rarely less than 5o C. The average elevation in the vicinity of Guazapares is 1,600 meters. While there can occasionally be snow or heavy rains, it is anticipated that exploration work or mining can continue throughout the year.

Local Resources, Infrastructure:

The Temoris area has reasonably good local infrastructure and a workforce generally receptive to mining. Temoris and Chinipas have populations of approximately 1,500 people , 200 live in Guazapares, and there are several smaller villages in the general area. The total available workforce of the area may approach 5,000 people.

A new electric power line is now reaching Guazapares for the first time. While it is adequate for home use, it will not be adequate for mineral processing. Management believes that future feasibility studies of potential mineral production and processing must consider either upgrading the power line or generating power on site.

It would appear that local streams and groundwater should suffice. They were adequate for underground mining by the Alaska-Juneau Company in 1960, and water abundance was a problem in the deeper workings.

As noted above the Chihuahua-Pacific railway connects Temoris to Los Mochis on the Pacific side and to Chihuahua on the east. This would provide convenient access for shipping of supplies and personnel. The gravel road from Temoris to Guazapares will require some improvement for mine access. There is an airstrip suitable for light aircraft at Temoris. While much of the region is deeply incised by stream drainages, the immediate area of Guazapares has relatively gentle topography, with several areas sufficiently level for construction of processing sites.

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

History

Pre-Paramount Mining and Exploration History:

The center of the San Miguel Project is in the Guazapares mining district. The town of Guazapares was founded in 1620 along with a Jesuit mission. The first recorded mining activity was in 1677. Small-scale mining apparently continued throughout the Spanish colonial period. The Guazapares quartz breccia-veins were being developed by 1830, but the major period of older production took place between 1870 and 1900. During this period four pan amalgamation mills were in production to treat oxidized ores. Very little gold was recovered due to the limitations of the process. A note in a recent report by Minera Rio Tinto says that 400,000 tons grading 300 g/t Ag was the total production (source unknown). Workings would have been directed toward production of these oxide ores at depths less than 70 meters.

After 1905, a U.S. company (name unknown) consolidated most of the properties and reopened some of the workings, but went bankrupt during the market panic of 1907. Shortly thereafter Ramon Valenzuela acquired the main properties and ran a 5-stamp mill until 1912. At that point, Pancho Villa’s troops took the bullion and operated the mines briefly for the benefit of the revolution. Any mining in the subsequent 45 years was done on a very small scale by local prospectors.

In 1957 a company called Hilos de Plata rebuilt Valenzuela’s mill and began operating the San Luis mine, but rather ineffectively. Engineer C.W. Yetter of the Alaska-Juneau Mining Company evaluated the property in 1958. This led to its acquisition by Alaska-Juneau, who operated the mine from 1958 to 1968. During this period the San Luis ore was exploited by a 270 meter inclined shaft and processed in a 150 tons per day floatation mill. Production records are being sought, but are not available at this time. At 1960’s metal prices, the mined grades must have been quite high by today’s standards. The author had access to one longitudinal section of the principal San Luis vein, drawn by Alaska-Juneau, showing 71 face samples in several stopes. A weighted average of these samples was 155.6 g/t Ag and 144 g/t Au. There were no lead and zinc assays noted, although both are apparent in the workings.

ASARCO LLC is reported to have drilled 15 core holes in the 1950’s in the San Luis and San Jose mine areas, but data are fragmentary and hole locations are uncertain. In a 1976 joint venture, Earth Resources and Penoles investigated the property. They sampled most accessible workings, did grid-based geochemical sampling and drilled 3098 feet in 39 short air-trac holes with poor sample recovery. Based on this work they suggested the presence in the San Jose – San Luis area of a resource of one million tons of material mineable by open pit methods at a grade of 134 g/t Ag. Preliminary metallurgical testing by Hazen Research at that time stated that the mineralization would be amenable to cyanidation, floatation or probably to heap leaching. Simons Associates did much of the fieldwork for the JV, and later continued to control the property. Copies of some of their reports are available in Paramount’s files.

The Consejo de Recursos Minerales sampled parts of the underground workings in 1985 and 1988, the vestiges of which are still visible in the workings. Kennecott acquired a portion of the property in 1994, carried out surface and underground sampling, and drilled 12 RC holes for a total of 2268 meters. Paramount has in its files sections including geology and assays for only 4 or these holes, but little other data from this work.

Minera Rio Tinto reviewed the available data and acquired large concessions to the east of the main Guazapares mineralization in 2002.

Paramount Exploration History

As of August 31, 2008, Paramount had completed 69 trenches for a total of 3,743 meters, in the Santa Clara, La Union, San Jose, and San Antonio, El Carmen and La Veronica areas. Trenches approximately 30 inches wide were cut perpendicular to the strike of the veins with an excavator. They were cut as deep as the hardness of the rock would allow. All trenches were mapped for lithology, alteration, structural controls of mineralization and oxidation and were sampled in detail. Trench sampling was not used in resource calculations reported here other to assist in the geological interpretation and modeling.

Also as of August 31, 2008, a total of 47,559.7 meters of HQ size (2.5 in) core drilling had been completed in 213 holes. All of the core has been photographed and logged in detail. Drilling was focused on the La Union, San Jose, San Luis, San Antonio, El Carmen and Montecristo areas.

More recently, in July and August 2009, Paramount drilled eight core holes in the Monte Cristo area, for an additional 2691.3 meters of exploration drilling. Three infill holes have very recently been completed at the San Miguel Clavo 99 target area for 1,095.15 meters and additional drilling has begun in the deeper portions of the San Antonio target area in mid-September 2009 as this report was being completed.

Geological Setting

Regional Geology:

The Guazapares district and the San Miguel Project are located in the western part of the Sierra Madre Occidental (“SMO”) physiographic province. The SMO is characterized by a northwest trending plateau with an average elevation exceeding 2,000 m asl, and covers an area approximately 1,200 km long and 200–400 km wide, extending southeast from the border with the United States to the Trans-Mexican Volcanic Belt.

The term “Sierra Madre Occidental” is also used to describe the Tertiary volcanic province characterized by large volumes of silicic ignimbrites. Within this context, the Sierra Madre Occidental extends beyond the boundaries of the physiographic province and includes the Mesa Central and part of eastern Chihuahua. The Sierra Madre Occidental volcanic province is one of the largest silicic igneous provinces on Earth, covering an area of approximately 300,000 km2 .

The voluminous siliceous ignimbrites that characterize the Sierra Madre Occidental volcanic province are part of a larger sequence of volcanic and plutonic rocks that are believed to reflect subduction-related continental arc magmatism that slowly migrated eastward during the early Tertiary and then retreated westward more quickly, reaching the western margin of the continent by the end of the Oligocene. The arc-related and younger assemblages include from oldest to youngest:

(1)

plutonic and andesitic volcanic rocks of Late Cretaceous-Paleocene age;

(2)

Eocene andesitic and lesser dacitic-rhyolitic volcanic rocks;

(3)

silicic ignimbrites emplaced as a result of two main pulses of caldera eruptions in the Early Oligocene and Early Miocene;

(4)

basaltic lavas erupted during the later stages of, and after, each ignimbritic pulse; and

(5)

repeated episodes of alkaline basaltic lavas and ignimbrites generally emplaced along the periphery of the Sierra Madre Occidental in the Late Miocene, Pliocene and Quaternary.

The Sierra Madre Occidental rock assemblage forms a typical calc-alkaline rhyolite suite with intermediate to high K and relatively low Fe contents. Assemblages 1 and 2 have been defined as the Lower Volcanic Complex or Lower Volcanic Series, which is composed of over 2,000 meters of predominantly andesitic volcanics, with a few interlayered ash flows and related hypabyssal intrusions. Assemblage 3 has been defined as the Upper Volcanic Supergroup or Upper Volcanic Series and comprises over 1,000 meters of rhyolitic ignimbrites and flows, with subordinate andesite, dacite, and basalt. The Upper Volcanic Supergroup uncomformably overlies the Lower Volcanic Complex. Some altered acidic intrusive bodies, often associated with mineralization may be related to early phases of this upper sequence. All the assemblages are partly superimposed and cover a heterogeneous basement of Precambrian, Paleozoic, and Mesozoic rocks locally exposed in deeply incised canyons (Ferrari et al., 2007).

The oldest (ca. 101 to ca. 89 Ma) intrusive rocks of the Lower Volcanic Complex in Sinaloa, and late Cretaceous volcanics (ca. 70.6 to ca. 65.5 Ma) of the Lower Volcanic Complex in central Chihuahua, were affected by moderate contractile deformation during the Laramide orogeny. In the final stages of this deformation cycle (Paleocene and Early Eocene), E-W to ENE-WSW–trending extensional structures formed within the Lower Volcanic Complex of the western Sierra Madre Occidental. The Upper Volcanic Supergroup is relatively flat-lying to gently east dipping and undeformed by the older Laramide event.

Subsequent to the Laramide compressional event, the Sierra Madre Occidental has been variably affected by different episodes of dominantly extensional deformation. Extensional tectonics began as early as the Oligocene along the entire eastern half of the Sierra Madre Occidental, forming grabens bounded by high-angle normal faults. In the Early to Middle Miocene, extension migrated westward and by the Late Miocene, extension became focused in the westernmost part of the Sierra Madre Occidental, adjacent to the Gulf of California. Extensional deformation has not affected the core of the Sierra Madre Occidental, which lies between what has been defined as the “Mexican Basin and Range,” to the east, and the “Gulf Extensional Province,” to the west. At the northern and southern ends of the Sierra Madre Occidental, these two provinces merge where extension has affected the entire width of the Sierra Madre Occidental.

Within the western part of the Sierra Madre Occidental, a 300 km long north-northwest trending belt of low to intermediate sulfidization, epithermal, polymetallic silver and gold mineralization extends from the Moris deposit to Guadalupe y Calvo along the southwest border of Chihuahua. This trend of mineral occurrences appears to be localized by a series of northnorthwest oriented regional extensional structures.

Local Geology:

In the Guazapares district, regionally weakly propylitically altered andesitic rocks and lesser rhyodacitic volcanic tuffs and related hypabyssal intrusions of the Lower Volcanic Complex occur at lower elevations. Massive rhyolitic ashflow tuffs of the Eocene-Oligocene Upper Volcanic Supergroup occur on the higher ridgetops. Felsic rocks of the upper sequence are generally unmineralized. Miocene basaltic andesites and basalts locally overlie the Upper Volcanic Supergroup immediately west of the San Miguel and Empalme concessions. Nearly all the known mineralization, including all of the mineralized rock in the San Miguel Claim group, is developed in the Lower Volcanic Complex rocks.

District faults generally trend north-northwest, paralleling the regional structural setting. Silvergold-lead-zinc mineralization at the San Miguel Project is spatially associated with these fault structures. Several rhyodacite dikes follow these fault zones and appear to be associated with mineralization (Durgin, 2007).

The San Miguel Project is composed of a series of concessions that overlie a NNW district-scale fault zone. For descriptive and presentation purposes, we have broken them into geographical areas, using the names of the principal historic silver mines in each area. The main Guazapares structure has a strike length of approximately 8 kilometers and hosts the Santa Clara, La Union, San Jose, San Luis, San Antonio, El Carmen, La Veronica and Montecristo exploration areas. En echelon quartz veins, quartz-pyrite veinlet stockworks and silicified hydrothermal breccia bodies, most of which host significant gold, silver, lead and zinc mineralization, are developed within this structural zone. The zone is broken into segments by small-displacement NE trending faults. The San Miguel exploration area lies on a parallel structure approximately 3 km west of the La Veronica area. This structure referred to as the Batosegachic Fault and it hosts the San Miguel Vein.

Between the Guazapares structure and the Batocegachic Fault is a rhyolitic to rhyodacitic flow-dome complex, largely contained within the Guazapares concessions recently acquired from Mexoro, but also on several smaller concessions held by Paramount. The Monte Cristo area is at the eastern edge of that flow-dome complex. Most of the known mineralization occurs in a series of east-west, northwest and northeast trending structures within the domes and at their margins. Mineralization is primarily gold with lesser silver values. A strong northeast structural fabric may represent a deep seated structure controlling the localization of the dome complex as a whole. Localization of some of the mineralization there may be controlled by northwest trending structures with left lateral movement, sub-parallel to the Guazapares and Batosebachic faults.

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
Eocene andesite
Faults
Gold/Silver mines & prospects
0
1
2
km
N
Paramount
GOLD
San Miguel Project
Regional Location Map
Guazapares
Chihuahua, Mexico
December 2006

Santa Clara - La Union – Area Geology

There are three principal geologic units mapped in the 2.5 kilometer long area stretching from the little-explored Santa Clara area in the south to San Luis in the centre of the Guazapares district. A north-south striking, west dipping andesitic basement composed of andesitic flows and volcaniclastic rocks with a few dacitic to rhyolitic tuff horizons underlies the western portions of the area. Total thickness is unknown. To the east, a package of lithic to quartzo-feldspathic tuffs discordantly overlies the andesites and displays a north-northeast trending pseudo-stratification with dips of 15 to 40 degrees to the northwest. The fault zone separating the western andesites and the eastern tuffs is characterized by a sharp eastern margin. West of this fault plane the fault zone is complex with fault splits, and mineralized fractures over a width of up to 200 meters, particularly in the San Jose area. A dacitic dike outcrops intermittently along the contact between these two units, striking approximately N30W and dipping 50 to 70 degrees east.

Enveloping the fault zone is a widespread zone of propylitic alteration characterized by chloritic and argillic altered rock with locally intense silicification and associated adularia. Irregular zones of sulphide-bearing silicified breccias, quartz veins and quartz-pyrite veinlet stockworks occur within the alteration envelope. A few orientation measurements of major veins and rock fabric indicate that all the observed veins strike northwest and southeast, and dip at high angles to the east and west. Limited drilling indicates the predominant mineralized structure dips to the east. Historically mined higher-grade veins were generally 1 to 4 meters wide (Durgin 2007). The principal sulphide minerals were pyrite, galena, sphalerite, and argentite. The vein swarms and altered poly-phase breccia bodies are cut by and surrounded by stockworks of finegrained quartz-sulphide veinlets. In the La Union area, north of the La Union mine, the stockwork zone is as much as 100 meters wide along a segment of the fault zone where it curves gently to the east.

San Miguel Area

San Miguel, Elyca and Empalme are the westernmost concessions within the San Miguel Project. The area is characterized by the southeast striking Batosegachic Fault zone that separates andesite and locally interbedded andesite tuff to the southwest from a felsic sequence of bedded tuffs to the northeast. Its strike is subparallel to the Guazapares structure, which hosts the mineralization at the rest of the San Miguel concessions 3 km to the east.

Mineralized structures at San Miguel generally strike northwest and southeast and dip steeply northeast and southwest at angles greater than 60 degrees; most dip at 70 degrees or greater. Throughout the San Miguel concession, the Batosegachic Fault strikes approximately 142 degrees and consistently dips to the southwest at approximately 80 degrees. Within the San Miguel concession it is mineralized with quartz, to at least some degree, all along its strike. The area contains historic underground workings with significant past production and numerous prospect pits. Most of the significant workings appear to be along a single quartz vein that occupies the Batosegachic Fault within the San Miguel concession. Almost all of the quartz veins occur at the footwall contact of the southwest dipping Batosegachic Fault, and within the footwall felsic tuff sequence. Other than the presence of quartz veins and areas of stockwork quartz, there is no obvious alteration of the felsic tuff sequence. Only one significant quartz vein occurs in the hangingwall andesite, and where there are quartz veins present along the Batosegachic Fault, the andesite is altered for 100 meters or more into the hangingwall. SWIR spectrometer analysis of drill core exhibits an alteration zonation that transitions from an outer propylitic alteration to illite adjacent to the fault structure, to kaolinite alteration in the quartz veined core of the San Miguel fault. Alteration of the andesite at surface is characterized by pervasive yellow discolouration, relatively low intact rock strength (hydrothermally altered andesite has a rock hardness of 2-3, whereas nearby unaltered andesite has a rock hardness of 4-6, and locally abundant red, brown, yellow, or black oxides along fractures.

Throughout the mineralized section of the Batosegachic Fault, the strike has local variations, forming S and Z bends. Vein thickness and character may be related to these bends. In general, where the fault makes an S bend, the vein is relatively thin within the center section of the bend. However, where the fault makes a Z bend, the vein is relatively thicker within the center section of the bend. Paramount has also interpreted clay mineralogy from drill core to indicate that a center of hydrothermal alteration occurs within one of these fault segments, and this is the area of best mineralization in drilling. In general, many of the historic workings are located in the center portions of Z bends. Based on physical characteristics of the fault structure and enclosed veins, we believe that the Batosegachic Fault is a right-lateral strike slip fault.

In the San Miguel area, the variation in bedding orientations indicates the presence of folds within the hangingwall and footwall strata. However, the density of bedding measurements collected is not great enough to define the geometry of individual folds.

Monte Cristo Area Geology

The Monte Cristo area is at the northern end of the Guazapares mineralized structure, at its intersection with a deep-seated northeast trending structure, which may control the emplacement of the flow-dome complex exposed at Monte Cristo and on the Mexoro property immediately to the west. It is dominated by a strong NNW structure with and associated silicified breccia zone, with a strong quartz vein at the south end. This crosscuts slightly earlier northeast trending veins and silicification.

The veins and silicification are hosted by a dacite dome in the south, a feldspar porphyry and a slightly younger felsic clastic sequence in the north. Higher grade gold-silver mineralization was mined a century ago from the Sangre de Cristo vein system in the southeast and to a lesser extent from the smaller Monte Cristo veins in the west. The felsic clastic unit has been interpreted as fine to coarse volcaniclastic debris which filled a rhombic basin with structurally controlled active margins. Several pulses of gold bearing silica-rich fluids migrated up the basin margins and deposited sinter layers within the basin and cemented the NNW and ENE trending basin margin faults and more permeable coarse clastic units with silica. It is these silica-rich bounding faults, silicified permeable units and sub-horizontal sinter layers which are the exploration targets.

San Antonio Area Geology

The geology at the San Antonio area is similar to La Union-San Jose-San Luis areas. Host rocks include andesites and dacitic tuffs. Outcrops are very sparse. The tuffaceous units are softer, exhibit a more granular sandy texture and do not crop out well. Dacite dikes are rare in comparison to the La Union and San Jose areas. The general strike of the principal mineralized structures and breccia bodies is N30W, with some north-trending step-over structures connecting them. A stockwork zone of varying intensity generally occupies the areas between the major veins.

San Antonio has been divided into a north and south area based on a change in dip direction of the large mineralized structures mapped on surface and interpreted in diamond drill holes. The mineralized structures dip to the east at San Antonio South and to the west at San Antonio North. The abundance of silicified structures is apparently less at San Antonio South relative to San Antonio North (Durgin). San Antonio and El Carmen areas correlate to the San Antonio South and San Antonio North areas respectively.

The geological boundary between San Antonio South and the San Luis area to the south is at UTM 3032000 N and corresponds to the point where the single mineralized San Luis structure splays northward (Sims, 2008). At San Antonio South, most major mineralized structures strike northwest and southeast, and dip at more than 60 degrees to the northeast. Average dip angles at San Antonio South area are generally much greater than vein dip angles at San Antonio North and there are relatively very few east and west striking structures. There is however, a great abundance of veined structures striking between north and 20 degrees east of north. There are no tuff outcrops in the San Antonio South area.

The boundary between San Antonio North and South is at approximately 3032350 N and corresponds to the location where the predominant mineralized structures change dip direction from east at San Antonio South to west at San Antonio North.

The San Antonio North area is anomalous in that the fault zone that hosts the mineralized structures is approximately 300 meters wide. Major structures that host quartz veins generally strike about 145 degrees and dip to the west at variable angles. Silicified zones range in width from 5 to 35 meters and are separated by unsilicified zones ranging from 5 to 60 meters in width. Silicification is the predominant alteration type observed.

 The greatest concentration of vein strike orientations at San Antonio North ranges between 120 and 180 degrees and dip 10 to 90 degrees southwest (predominantly 30 to 60 degrees). A strike-parallel set of veins dips at similar angles to the northeast. Another set of veins strikes east and west, with predominantly high angle dips to the north and south. A final vein set strikes northeast and southwest with high angle dips to the northwest and southeast.

La Veronica

The geological boundary between San Antonio North and the La Veronica area to the north corresponds to another reversal in dip direction of the major mineralized structure(s). Within the La Veronica area, drill data indicates the mineralized fault consistently dips to the east. The exact location of the change in dip direction has not yet been identified.

The La Veronica vein system strikes about N30W and dips steeply to the northeast. It occupies the faulted contact between andesitic units to the east and rhyolitic tuff units to the west. Drill logs note rhyodacite dikes locally occupying the La Veronica structure. Like the San Jose-La Union area to the south, the “vein” is normally a stockwork of quartz-pyrite veinlets and localized hydrothermal breccias, rather than massive quartz veins. Wall rock alteration is largely propylitic with some argillization and silicification. In the northern quarter of the vein’s strike length, it is a relatively simple single plane, whereas in the rest of its length it is more of a braided fault zone with at least two splits. Surface exposures of this vein are poor. Much of the geologic data was derived from mapping of 20 trenches and logging of drill core from 28 drill holes.

MINERALIZATION

Our exploration efforts to date have concentrated on segments of the Guazapares Fault structure, over a seven-kilometer strike-length between the Santa Clara and Montecristo areas and most recently on the San Miguel Vein hosted by the sub-parallel Batosegachi Fault structure approximately 3 km west of the Guazapares structure. The disclosure below deals primarily with mineralization associated with those segments of the structures. . It also presents for the first time the mineralization explored by Mexoro on their Guazapares concession group, and target areas developed on the Garibaldi/Minera Gamma concession group, both recently acquired by Paramount.

The major structures that host the mineralized veins, stockworks and breccias at the Project generally occur in the Lower Volcanic Complex at or near the contact between andesitic and felsic sequences or within the more competent and brittle felsic sequences that allowed for development of through-going fractures. Interpreted dilational portions of the fault zones, such as flexures, link veins in fault jogs, or stockwork tension veins, appear at least locally to preferentially accommodate the development of higher grade mineralized shoots or clavos.

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

La Union Area Mineralization

An area of historic shallow workings is centered approximately 400 meters south of the La Union mine workings. We excavated three trenches totalling 85 meters in this area and twenty-one core holes were drilled for a total of 3,914 meters. Trenching intersected modest intervals of moderate silver and gold grades. The most significant trench intercept in this area (ZLU-7) was 22.6 meters of 0.40 g/t Au and 89 g/t Ag.

In 2007, hole LU-09 was drilled beneath this trench and returned the most significant intercept for this area in the first phase of drilling - 34.9 meters of 0.13 g/t Au and 60 g/t Ag. Most of the trench and drill intercepts in the southern area had significantly higher zinc and lead values (approximately 1–2% zinc) than elsewhere on the San Miguel Project, including a 13.5 meter interval in hole LU-11 grading 2.38% lead and 7.07% zinc.

At the surface, a 20 to 50 meter wide vein and quartz stockwork zone extends approximately 300 meters northward from the historic La Union mine area. The zone trends N20W in the south, curving to slightly east of north at its north end and dips northeast to east at 50 to 60 degrees. The mineralization is exposed by several shallow historic inclined shafts and short drifts. Mineralization is typical of the district with locally intense multiphase brecciation and silicification, grading laterally into quartz veinlet stockwork zones. Most of the old workings followed only the sheared veinlet stockwork “veins” and intensely silicified breccias. Outcrops are sparse where silicification is less intense. However, trenching shows that stockwork veining and argillic alteration persist into these covered areas. Trenching intersected wide mineralized zones including 1.29 g/t Au and 221 g/t Ag over 21 meters; 0.55 g/t Au and 103 g/t Ag over 29 meters; and 0.03 g/t Au and 105 g/t Ag over 66 meters.

Many of our early drill holes passed below these well-mineralized trenches to test the deeper extent of mineralization. Holes LU-1, LU-2, LU-06 and SJ-08 all intercepted similar mineralization approximately 40 meters below these trenches; drilled grades were similar, but over shorter intervals.

In July and August of 2008, eight additional holes were drilled at La Union. Based on the success in finding increasing gold grades, relative to silver, with deeper drilling at San Miguel and in hole SA-55 at San Antonio, holes LU-14 to 21 were drilled to the southwest of and deeper than LU-1, 2, 6 and 7. Nearly all of these holes intercepted excellent mineralization. Table 4 lists the significant intercepts. While there are short intercepts of higher grades in other areas, some of these are the longest intercepts of high grade gold on the entire San Miguel property, for example 2.24 meters @ 26.07 g/t Au in LU-15 and 8.87 meters @ 11.98 g/t Au in LU-21. This very well-mineralized zone at La Union has been named Clavo 66. This clavo appears to be at least 300 meters in length from LU-02 to LU-21, and 150 meters wide, and it appears to continue laterally and downward. This recent drilling has outlined a high grade zone within this clavo, defined by a 4.5 g/t cut-off, which contains approximately 380,000 tons of material grading 11.1 grams per ton gold equivalent, or approximately 155,000 gold-equivalent ounces. Drilling laterally and down dip from these holes is anticipated to intersect additional high-grade mineralization. However, the deeper intercepts are approaching the property boundary.

Table 4: Significant Intercepts – Holes LU-14 to 21

Hole #	Intercept	True Int	From	To	Au g/t	Ag g/t	Pb %	Zn%
LU-14	1.0m	0.5m	142.00	143.00	3.58	2.00	0.04	0.27
	3.35m	1.675m	215.30	218.65	4.55	15.80	0.56	0.98
LU-15	3.15m	**2.24m**	131.00	134.15	**26.07**	9.70	0.01	0.01
	2.1m	1.49m	140.90	143.00	3.87	8.50	0.01	0.01
	6.1m	4.33m	165.90	172.00	1.05	7.40	0.06	0.18
LU-16	7.55m	5.89m	83.70	91.25	0.41	18.80	0.54	1.27
	7.95m	**6.20m**	91.25	99.20	**3.91**	30.80	2.21	1.29
	3.2m	2.50m	96.00	99.20	5.36	33.20	3.44	1.58
LU-17	9.3m	8.00m	81.00	90.30	0.55	173.50	0.49	1.27
LU-18	5.75m	**5.41m**	118.00	123.75	**8.91**	9.50	0.10	0.40
LU-19	6.75m	**6.62m**	53.35	60.10	**3.26**	132.40	2.22	2.62
	0.85m	0.83m	82.90	83.75	12.55	11.40	1.21	0.11
LU-20	4.40m	**2.51m**	117.80	122.00	**9.60**	7.40	0.06	0.16
	7.60m	4.33m	160.40	168.00	2.38	26.80	0.14	0.17
LU-21	10.20m	**8.87m**	120.60	130.80	**11.98**	11.60	0.56	0.36

San Miguel-Elyca-Empalme Area Mineralization

A complex quartz vein structure referred to as the San Miguel vein is exposed over a strike length of at least a kilometer in the San Miguel, Elyca and Empalme concessions immediately north of the small village of Batosegachi. A near-surface section of the vein about 100 meters long, several meters wide and 15 meters deep was mined in the late 1970’s and shipped to the El Paso smelter as precious metal-bearing flux. There is no available record of the grade.

Early work in 2007 consisted of a series of channel samples across the vein over a strike length of more than 300 meters. Sample widths range from 3.3 to 14 meters with gold values from 0.18 to 1.7 grams and silver values from 53 to 425 g/t. Drilling was initiated on the San Miguel vein in the fall of 2007 and has since been the principal focus of exploration at the San Miguel Project.

As of August 31, 2008, a total of 61 diamond drill holes have been completed over an 1,200 meter strike length of the vein structure. Drilling has outlined a zone of higher-grade mineralization referred to by Paramount as “Clavo 99”. Drilling to date has shown that Clavo 99 persists for more than 350 meters below the surface and has a strike length of at least 750 meters at this depth. Clavo 99 mineralization appears to continue open to the southeast, to the northwest and at depth. The gold to silver ratio appears to be increasing with depth within Clavo 99. At surface, Clavo 99 appears to be associated with a right-stepping (north-northwest) Z-bend, which is interpreted to be a dilational zone created by a right-lateral strike-slip component in the host northwest-trending Batosegachic Fault structure.

The San Miguel vein structure generally comprises a multi-phase quartz vein and quartz cemented vein breccia with local vugs. Colloform banding is common. Late amethystine quartz is noted locally. Pyrite, galena and sphalerite occur as colloform bands and as crosscutting fracture filling. Several similar, but narrower, sub-parallel, often well-mineralized veins are present in the footwall felsic volcanic rocks.

The bulk of the gold and silver ounces in the San Miguel vein are contained in Clavo 99. In addition, there is a coherent higher-grade core zone, approximately 650 meters long and 200 meters wide that hugs the upper right clavo margin between holes SM-44 and SM-3. The deepest and southernmost intercepts in the clavo are close to the property boundary.

The San Miguel vein structure continues to be our current exploration focus at the San Miguel Project.

Monte Cristo Area Mineralization

Prior to the 2009 work 11 SC holes had been drilled on the Sangre de Cristo concession immediately south of the Monte Cristo concessions, and 3 holes on the Monte Cristo concession MC holes). During July and August of 2009 an additional 9 MC holes (MC-3 to MC-11) were drilled, for a 2009 total of 2691 meters of core. These are shown in Figure 9.3.2 below. These were designed to test the silicified faulted margins of the structural basin at Monte Cristo. Gold and silver mineralization is present in silicified fault breccias, in silicified permeable volcanic rock units adjacent the fault conduits and in stratiform siliceous sinter bodies. The silicified hydrothermal breccias often contain very angular fragments in a matrix of rock flour and chalcedonic silica with very fine disseminated pyrite. Partial assay results have been received from holes MC-4 through MC-7, and the remaining assays are pending. Results to date indicate that an ENE trending structure contains gold concentrations at shallow depths and represents a new style of gold occurrence in the district. NNW trending structures on the target seem to be similar to the San Miguel and La Union veins with silver and base metal concentration at shallow levels and gold potential at greater depth.

Initial 2009 Drilling Results from the Monte Cristo Target

Drill Hole ID	From (m)	To (m)	Length (m)	Au g/t	Ag g/t	comments
MC-09-04	86.50	103.20	16.70	0.245	2.9	Testing ENE tending structure
	111.30	133.00	21.70	0.929	62.3
includes	120.50	130.45	9.95	1.872	31.2
	120.50	207.50	87.00	0.236	42.8
MC-09-05	166.50	201.00	34.50	0.032	14.3	Testing NNE trending structure
MC-09-06	153.50	186.00	32.50	0.431	2.73	Testing NNE trending structure
MC-09-07	276.90	284.50	8.60	0.077	63.7	Testing NNE trending structure
	295.70	298.70	3.00	3.71	4.0

Mexoro-Guazapares Area Mineralization

The known mineralization at Mexoro’s Guazapares project is associated with a series of chalcedonic veins which cut the complex sequence of rhyolitic to dacitic flows, domes, breccias and dikes exposed there. The primary orientations of the vein sets are northeasterly, the same as one vein set at Monte Cristo; N30W, sub-parallel to the San Miguel vein and principal Monte Cristo vein set, and east-west – a vein set not commonly observed elsewhere in the district. A linear topographic feature passes between the San Antonio and San Francisco targets, from close to hole GU-24 to the Montana de Oro Target, near holes GU-23. This is interpreted to represent a major N30W fault which may be a significant control on mineralization in the area. Left lateral movement on such a fault would generate the east-west trending dilational fractures which are occupied by several mineralized veins. This movement would also generate the other N30W trending vein sets sub-parallel to this fault.

Very limited exposures in this erosional low area display silicified hydrothermal breccias and good gold values in the few holes in the immediate area. The rhyodacite ridge extending between the San Antonio and Montana de Oro targets is held up by a N30W trending stockwork of chalcedonic veining and weak silicification which is strongly anomalous in gold and silver. This N30W controlling structure was recognized near the end of the drilling program and was not targeted directly in the last phase of drilling.

Veining has been developed both within the domes and along their margins. Chalcedony is the predominant vein type, but very fine grained to sugary quartz is also present and fine grained drusy cavities are present locally. The primary alteration types are silicification near the veins and locally pervasively present in breccia zones. Argillic alteration is widespread adjacent to the veining.

Mexoro conducted a systematic rock chip sampling program of all existing workings (where accessible) and surface exposures of veining and silicification. ID numbers represent 2-meter composite samples.  Because they were not always taken perpendicular to the vein, they do not necessarily represent vein widths. However, it was clear that significant precious metals grades were often present.

Mexoro has completed 31 core holes for a total of 4,622 meters in its Guazapares project, largely in the San Antonio, San Francisco and El Cantillo targets. Most holes were relatively short (149 meters on average), and directed below altered and mineralized surface exposures and small old artisanal workings at relatively shallow depths. The significant intercepts in each hole are tabulated below. Mexoro calculated a gold equivalent figure based on a ratio of silver to gold at 55:1. That is reflected in the table. The last column Ag / Au shows that there are two populations of silver-gold mineralization in the Mexoro drilling. The first has relatively high silver in the 20:1 range and the other in the range of 5:1 or less. Those holes would represent the more gold-rich portions of the system, and may be the better short term drill targets.

Mexoro / Guazapares Significant Drill Intercepts

Hole ID	From	To	Interval	TRUE	Ag	Au	AuEq	Ag / Au

GU-4	0.00	13.55	13.55	9.55	115.0	0.106	2.17	20.5
GU-8	66.50	74.70	8.30	5.78	83.2	0.214	1.68	7.9
GU-10	24.55	42.50	17.95	13.75	136.8	0.189	2.68	14.2
	54.50	84.50	30.00	22.98	134.6	0.217	2.66	12.3
GU-11	12.25	34.10	21.85	17.87	132.5	0.100	2.51	25.1
GU-12	66.70	72.70	6.00	4.60	28.4	0.469	0.98	2.1
GU-13	0.00	18.00	18.00	9.00	178.5	0.455	3.25	7.1
	33.00	42.00	9.00	4.50	57.4	0.492	1.54	3.1
GU-14	17.00	45.10	28.10	19.86	59.5	0.197	1.08	5.5
GU-15	148.30	168.00	19.70	17.06	20.6	0.888	1.26	1.4
GU-16	12.00	45.00	33.00	18.92	94.4	2.620	4.34	1.7
GU-20	4.50	17.50	13.00	?	94.4	0.815	2.53	3.1
	138.60	141.10	2.50	?	43.6	0.284	1.02	3.6
GU-23	7.70	13.50	5.80	?	11.9	0.770	0.99	1.3
GU-24	1.65	5.10	3.45	?	47.8	0.250	1.12	4.5
	121.10	132.80	11.70	?	38.1	0.217	0.91	4.2
GU-25	9.00	11.90	2.90	?	270.3	0.553	5.47	9.9
	31.40	35.90	4.50	?	56.6	0.053	1.08	20.4
	57.25	61.75	4.50	?	68.2	0.048	1.29	26.9
GU-26	48.70	54.55	5.85	?	6.4	2.509	2.63	1.0
GU-27	45.85	48.85	3.00	?	65.9	1.130	2.45	2.2
GU-29	32.80	37.80	5.00	?	102.8	0.219	2.09	9.5
	77.10	80.20	3.10	?	42.3	1.588	2.36	1.5
GU-30	51.30	54.40	3.10	?	19.7	1.468	1.83	1.2
	98.60	116.10	17.50	?	28.8	1.742	2.26	1.3
	135.60	140.10	4.50	?	18.7	0.831	1.17	1.4
	154.10	157.10	3.00	?	22.2	2.120	2.52	1.2
	161.60	164.60	3.00	?	52.2	0.643	1.59	2.5

TemorisProject Area Mineralization

The majority of the land in the Garibaldi area was only recently acquired and there has not yet been a great deal of exploration by Paramount. There are nine target areas which were identified and explored by Garibaldi personnel over the last two years. Paramount staff has reviewed Garibaldi’s data and examined and sampled all of the nine target areas in the field. Attractive exploration targets have been developed on many of them and drilling is planned on some of them later in the 2009 season.

El Ojito Target   The northernmost target is El Ojito, located midway between the San Miguel vein and Coeur’s Palmarejo project. The El Ojito structure trends N35W and has been traced for 1.5 kilometers. It is within the Lower Volcanic group andesites, but close to the contact with overlying rhyolites. The mineralized showings are small quartz veins with some calcite in a zone of strong argillic alteration. Quartz samples ranged up to 275 ppb Au and 33 ppm Ag. Mercury, arsenic and barium are strongly anomalous. The geochemistry, alteration and stratigraphic position suggest that the current exposures are at a high level in the epithermal system, so that the precious metal rich portion of the system should be preserved below.

Don Ese Target   This is located about one kilometer southwest of El Ojito. Don Ese is also a N30W trending structure with strong argillic alteration and oxidation of host andesites. It displays very low values in gold and silver, but is anomalous in mercury, barium and arsenic. It is close to and may be genetically associated with a rhyodacite dome.

La Verde – Los Llanos Target   This is located 2 kilometers west of the small town of Los Llanos. The La Verde vein is a continuation of the La Currita – Guadelupe structure which also trends N30W. Here it is a quartz vein 2 to 3 meters wide, dipping 65 degrees northeast. Surface samples had low gold and silver values, but one sample from the small La Verde mine dump contained 199 ppb Au and 363 ppm Ag. The level of exposure here is somewhat deeper in the system than El Ojito.

Temoris Target   Situated on the ridge immediately west of the town of Temoris, this target is also at a high exposure level in the epithermal system. Surface exposures display a swarm of dacitic dikes cutting andesites and many chalcedonic veinlets distributed over a width of up to 50 meters and a strike length of up to 3 kilometers. These contain anomalous mercury, silver and barium, but no gold. Lateral to the chalcedony zone are sparse thin drusy quartz with minor pyrite veinlets and as disseminations in the volcanic rocks.

Trigo – Alisos Target   This is located 3 to 4 kilometers west of the town of Temoris, near the crest of a ridge. The Trigo structure is nearly north-south, while the Alisos structure is more northwesterly. Both structures have multiple branches, thus there are several intersections. The hanging wall of the structure has pervasive argillic alteration. The veins are weakly banded quartz, chalceonic to sugary in places, with fine grained pyrite. The Trigo structure has abundant barite and manganese and very anomalous mercury, with gold values to 23 ppb and silver to 42 ppm. This suggests again that the level of exposure in the system is relatively high, but probably deeper than that at El Ojito.

Vetas Azules Target   Azules is a few kilometers west of Trigo and at a lower elevation. The veining here trends N40W to N60W and dip steeply southwest, with widths up to 4 meters, or up to 20 meters in intersection areas. Host rocks are andesites. Veins are largely hydrothermal breccias with angular fragments in a dense dark silica matrix. They have locally drusy textures, contain pyrite and traces of copper oxides. Dark silica was considered at Palmarejo to be a good indicator of strong mineralization down–dip. There were several samples in which gold ranged from 1 to 5 gm/t and up to 295 gm/t silver. This is the first place where Paramount plans to drill on the Garibaldi concessions.

Palmarito Target   The Palmarito veins strike N35W and dip 45 to 70 degrees southwest. They are up to 1.5 meters wide and have been traced for 400 meters. The vein is generally brecciated and contains quartz, andesite fragments and minor calcite. Ore within the mine was confined to small vertical shoots that assayed as high as 120 kilograms of silver per ton. The high silver to gold ratio, low base metal values and high mercury suggest that the area is high in the system and has exploration potential at depth.

La Tinaja – La Veronica Target   This area is in a N30W trending structural corridor up to 600 meters wide. Within this are also short N-S and NE trending structures which are mineralized. At the main Tinaja prospect the vein plus adjacent stockwork is 4 to 5 meters wide. In many places it is a multi-phase swarm of 0.5 to 1 meter wide quartz veins. The best values in the vein are up to 2 gm/t gold and 250 gm/t silver. Geochemically anomalous are As, Cd, Cu, Hg, Pb, Zn and (at higher elevations) Ba. There are several very interesting areas within this large target. Additional mapping and sampling is required to better define them.

Piedra Bola Target   This target is located 16.5 kilometers WSW of Temoris. It is a N30W structure, dipping 65 degrees NE, hosted in andesites. The structure is 3 to 4 meters wide and has been traced for 1.4 kilometers along strike. Mineralization is lead, zinc and copper sulfides in a quartz vein and silicified wall rocks. It is often strongly brecciated. This is more of an early stage prospect than an advanced target. Much more work is required.

EXPLORATION

In July 2005 the San Miguel group of concessions became available as a joint venture from Tara Gold. After a compilation of historic data and initial reconnaissance of the properties, the first targets to be tested were at the Constituyentes 1917 and Montecristo concessions. Three holes tested the Montecristo structure(s) in April and May 2006. Three holes were then drilled in an unsuccessful attempt to confirm historic drill results at a suggested mineralized body called La Blanca on the Constituyentes 1917 concession.

Our ongoing exploration program in the immediate Guazapares area began in April, 2006. The initial phase of the program consisted of an integrated program of surface sampling, geologic mapping, mapping/sampling of accessible underground workings, and trenching. A follow-up diamond drilling program began in the San Luis – San Jose - La Union area and then proceeded to the north. In the fall of 2007 drilling began on the San Miguel vein approximately 3 kilometers west of the Guazapares structure.

When we began exploration at the San Miguel Project, numerous historic surface and underground workings presented immediate drill targets and therefore drilling began almost immediately and has continued to this date. Local detailed mapping, geochemical sampling and trench mapping and sampling was initially conducted to support the drill program. General district/property scale geological mapping, geochemical sampling and geophysical surveys were conducted as time and personnel availability permitted.

Geologic Mapping

Exploration personnel availability was limited when the San Miguel project began, therefore mapping and surface geochemical sampling was generally restricted to the immediate area of the target areas to be drilled and was conducted at a scale of 1:1000. Trenching and trench mapping and sampling would then be conducted in areas of poor outcrop exposure. Accessible underground workings were also mapped and channel sampled. Most of the old workings would have required extensive rehabilitation work to permit safe access and therefore have not been entered nor sampled. The most extensive of the accessible workings is the 300 level of the San Luis mine. Upon completion of trench mapping and sampling and receipt of geochemical and assay results the target area was drilled.

While one target area was being drilled, the mapping, trenching and sampling proceeded to the next target area to be drilled. Mapping, trenching and sampling proceeded in the same order as the drilling sequence: Montecristo, La Blanca, San Luis, San Jose, La Union, San Antonio, La Veronica, Sangre de Cristo, Santa Clara and San Miguel. Paramount recognized the need to conduct broader scale geological mapping of the Project area and therefore brought four geologists from its Peru office to the San Miguel project in the summer of 2007 to map the entire district at a scale of 1:5000. Approximately two months of field time was spent over a four-month period mapping more than 15 square kilometers (1,500 hectares) of moderate to rugged terrain. In addition, the detailed 1:1000 scale maps of the target were updated and integrated based on the geological knowledge gained from the district scale mapping. A comprehensive in-house report was produced of the district-scale mapping program. The district mapping and update of detailed areas provided Paramount a better understanding of the district-wide geologic and structural setting and the controls on mineralization.

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

The trenching contractor was Excavadores Perez of Guadalupe Victoria, state of Durango. A tire-mounted hydraulic backhoe with a 24 inch wide bucket was utilized and trenches were excavated approximately perpendicular to the structures (roughly east-west). Excavation length was dependant on suspected width of mineralization, topography and local ground conditions. Trenches were dug as deep as the bedrock hardness would allow, generally to a depth of 1.5 to 2.5 meters and rarely to 3.5 meters. The end points and inflection points of all trenches were surveyed. All trenches were mapped for lithology, alteration, structural controls of mineralization and oxidation and were sampled in detail. Our geologists usually mapped the north wall as a standard procedure and because of the better light conditions. Areas to be sampled were marked by the geologist. Samples were collected from near the base of the trench wall. For safety, trenches were back-filled shortly after mapping and sampling was completed. Trench mapping and sampling has been a useful exploration tool at the San Miguel project. It is anticipated that trenching will be utilized again at the Project to follow-up geophysical results in areas that have limited outcrop exposure. Durgin (2007a) did not use trench sampling data in his resource calculations other than to assist in the geological interpretation and modeling.

Drilling

Drilling at the San Miguel Project began in late April of 2006, at the Montecristo area at the north end of the Guazapares structural trend. Layne de Mexico has been the drill contractor for all drilling at the Project. Paramount’s México country manager, Armando Valtierra and San Miguel project manager Javier Martinez have supervised the drill program.

From April, 2006 to August 31, 2008 we completed 213 diamond drill holes totalling 47,559.7 meters at the San Miguel Project. Our exploration efforts to date have focused on the diamond drilling of segments of the Guazapares Fault structure over a seven-kilometer strike–length between the La Union and Montecristo areas and most recently, on the San Miguel Vein hosted by the sub-parallel Batosegachic Fault structure approximately 3 kilometers west of the Guazapares structure. Drilling to date along the Guazapares structure been largely preliminary in nature and has tested beneath historic showings and workings and their strike extensions often with single holes on relatively wide-spaced sections. Drilling on the San Miguel vein began in August 2007 and has been the focus of drilling since November 2007 and through the end of August 2008. Drilling at the San Miguel vein has been more intensive than that completed along the Guazapares structure in an effort to delineate the higher grade mineralized shoot referred to as “Clavo 99”. In July and August 2008, eight additional holes were drilled in the La Union area to pursue attractive near-surface drill results to greater depths.

In mid July 2009 drilling resumed at the San Miguel project. Initially eight holes, which totaled 2691.3 meters, were completed at the Monte Cristo target area, followed by three deeper infill holes, for 1095.15 meters, at the San Miguel target area. In mid September, the drill moved to the San Antonio area to drill three deeper holes there. Partial assay results are available for the Monte Cristo holes, and the remaining samples are being assayed.

DRILLING

Drilling at the San Miguel Project began in late April of 2006, at the Montecristo and La Blanca target areas at the north end of the Guazapares structural trend. In June 2006 the main portion of the program began at the San Luis area in the center of the Guazapares trend on the outskirts of the village of San Jose, followed by the La Union, San Jose, San Antonio, La Veronica and Sangre de Cristo areas through 2007. Drilling then switched to the San Miguel vein target in the fall of 2007 and has focused on this area until July 2008 when additional drilling was done at La Union. Drilling in 2009 began in July with 8 holes at Monte Cristo, followed by three holes at San Antonio (in progress as this report is written). Layne de Mexico, S.A. de C.V. has been the sole drill contractor for all drilling at the Project. Paramount’s México country manager Armando Valtierra and San Miguel project manager Javier Martinez have supervised the drill program.

From April 23, 2006 to August 30, 2008 we completed 213 diamond drill holes totalling 47559.7 meters as part of a planned 50,000 meter drilling program at the San Miguel Project. An additional 3786.5 meters were drilled between mid July and early September 2009. Diamond core drilling to date has been HQ size only (63.5 millimeters or 2.5 inches diameter). HQ core was chosen to provide a large sample and to allow for reduction in core size if necessary in a difficult drill hole. With the exception of a few holes, all were completed to their planned depths. Overall core recovery has been excellent, averaging nearly 100%.

All diamond drilling in 2006 was completed with Layne rig #731, an older skid-mounted, Atlas Copco CS-1000 drill rig capable of drilling HQ to a depth of 400m. The rig operated only one 12-hour shift per day, seven days per week.

Beginning 2007, the skid-mounted rig was replaced by a newer, more efficient track-mounted Atlas Copco CS-1500 diamond drill rig and ancillary support equipment capable of drilling HQ to 700m depth (rig #756). The core production rate was improved over the older skid-mounted CS-1000 rig. The rig switched from one 12-hour shift per day to two 12-hour shifts per day, seven days per week in May 2007 to increase core production. A second track-mounted Atlas Copco CS-1500 diamond drill rig and ancillary support equipment capable of drilling HQ core to a depth of 700m (rig #763) was added in late September 2007.

With the addition of the second rig, assay results began to lag as much as two months behind the drilling. This was a reflection of the backlog of samples experienced at assay laboratories globally from mid 2007 to early 2008; laboratory capacities were exceeded due to the sheer volume of samples submitted by exploration companies worldwide. Paramount attempted to counter the delay in assay results by extending the 2007 Christmas drill break to mid January 2008 and then resumed drilling with only one rig (#763). Paramount also worked with Chemex’s lab managers to streamline and improve assay turnaround time.

Due to improvements to our assay flowsheet and a general improvement globally in laboratory backlogs, we were again able to add a second diamond drill rig in April 2008. The newest drill is an Atlas Copco CS-1500 rig mounted on rubber tired “buggy” carrier with ancillary support equipment and also operates with two 12-hour shifts per day, seven days per week.

Drill access trails and drill pads were constructed by contractor, Matecsa of Chihuahua city, Chihuahua state. Drill water has been supplied by water truck from nearby seasonally available streams and the San Luis mine workings. Beginning in March 2008, a Paramount test RC hole for a water well at San Luis was cased and became a temporary source of drilling water during the spring dry season.

The drill hole collar coordinates and elevations are initially located using handheld GPS receivers in UTM coordinates (NAD27 Mexico datum). Upon completion of drill holes, the collars are re-surveyed by survey contractor Lopez Olivas and Associates of Hermosillo, Sonora utilizing a high-accuracy DGPS survey instrument. Layne completes down-hole directional surveys on all diamond drill holes at approximately 50m intervals. Initial holes were surveyed using a single-shot camera system. Downhole surveys are now completed with a Reflex single shot digital survey tool.

Core is retrieved from the drill string using conventional wireline techniques. Core is removed from the core tube by Layne drilling personnel and carefully placed in plastic core boxes. Filled core boxes are removed from the drill site 3-times daily (early morning, mid-afternoon and evening) by Paramount personnel and brought to a secure core logging and sampling facility in Guazapares. At the facility, the core is cleaned and the broken core pieces reassembled to a best fit. For logging and sample interval marking, the core is laid out on workbenches. A technician, under supervision of the drill geologist, completes a hardcopy geotechnical log of the core including recovery and RQD. The drill geologist then logs the core and creates a hardcopy record including a graphic log of stratigraphy, vein orientation, and mineralized zones and a detailed descriptive log including rock type, alteration, structure, mineralization and vein density/percentage. The core is photographed digitally.

Following sampling, the core is analyzed with an ASD FieldSpec 3 NIR spectrometer to identify alteration mineralogy.

Paramount inputs the drill-hole collar, survey, geology, assay and spectrometry data into a project Microsoft Access database. Assay data has been manually input and merged into a sample “from-to” file and then inserted into the database.

SAMPLING METHOD AND APPROACH

We operate a secure rented core logging and sampling facility in the village of Guazapares. After the core is re-aligned, cleaned and logged, the geologist selects the sample intervals and marks the sample cut line on the core. Sample intervals are generally based on geologic contacts, alteration and mineralization. The sample interval is commonly one meter in length in uniform rocks. In what appear to be mineralized zones, sample breaks are made at significant changes, such as vein or breccia margins, commonly resulting in sample lengths of less than one meter. Maximum sample length is 1.5 meters. Sample intervals are recorded on the geologic log and later input into an Excell database. Before December 2006 the core was split using a mechanical splitter. Since that time the core has been sawn using two Norton Clipper BBL VII water-cooled masonry saws with 20-inch diamond blades. A third saw is maintained as a spare.

Core is cut in half with one half placed in a cloth sample bag and labeled, the other half is returned to the box and archived for future reference. The entire washing, aligning, and splitting process is done under the supervision of Paramount’s geologists. All bagged samples are in the possession of Paramount’s staff until delivered by Paramount personnel the sample preparation facility of Chemex Laboratory in Chihuahua City. After sampling, all core boxes are delivered to a secure rented storage facility in Temoris.

SAMPLE PREPARATION, ANALYSES AND SECURITY

It is the opinion of Delve Consultants and Douglas Wood that the sample preparation, security and analytical procedures implemented have been adequate for the exploration conducted by Paramount to date. All samples (rock and core) are bagged and sealed once collected. Paramount maintains possession of the samples until delivery to the laboratory. Samples are delivered on a daily basis to Paramount’s locked facility in Guazapares for temporary storage. Samples are then placed in rice sacks and sealed. When a sufficient quantity has been collected, generally on a weekly basis, samples are delivered by Paramount vehicle to the ALS-Chemex sample preparation facility in Chihuahua City, Chihuahua. Laboratory pulps and rejects are backhauled to Temoris and stored in a second locked warehouse in Temoris. ALS-Chemex is Paramount’s primary analytical laboratory. Activation Laboratories and ACME Laboratories have been retained to conduct check sampling. ALS-Chemex is accredited to international quality standards through the International Organization for Standardization/International Electrotechnical Commission to ISO/IEC 17025/2005 including ISO 9001/2000. It is a Standards Council of Canada Accredited Laboratory (No. 579) and conforms to requirements of CAN−P−1579 (Mineral Analysis) and CAN−P−4E. Paramount has implemented a QA-QC protocol.

Sample Preparation

Our samples are prepared at the ALS-Chemex sample preparation facility in Chihuahua City, Chihuahua. The Chihuahua facility specializes in the preparation of geological materials utilizing methods ranging from standard preparation to sieving and metallic screen preparation. The facility has a modern array of equipment and is capable of processing as many as 20,000 samples per month. Sample preparation consists of conventional drying if required, in ovens with a temperature in the range of 110-120 C (230-250 F); crushing; splitting and; pulverizing. After drying, the sample is passed through a primary oscillating jaw crusher producing material of 70% passing a 2mm screen (CodeCRU-31). A 250-gram sub-sample is split from the crushed material using a stainless steel riffle splitter (Code SPL-21). This split is then ground to 85% passing 75 microns or better using a ring pulverizer (PUL-31). Prepared sample pulps are shipped from Chihuahua to the ALS-Chemex laboratory in North Vancouver, Canada for analysis.

Analytical Procedures

The ALS-Chemex North Vancouver laboratory is a full-service, analytical laboratory, specializing in mineral testing for mining and exploration companies. The Vancouver facility is accredited for all laboratory procedures utilized by Paramount. ALS-Chemex quality control procedures are method specific and include duplicate samples, blanks, replicates, reagent / instrument blanks for the individual methods. Paramount has utilized several analytical protocols throughout the drill program at the San Miguel Project. Changes have been made to address concerns brought about during regular reviews of sample QA-QC and project objectives.

DATA VERIFICATION

Quality Assurance / Quality Control (QA/QC)

A quality control system has been established at the San Miguel Property operated by Paramount Gold and Silver Corp. This program includes the routine insertion of certified reference materials (standards), field blanks and duplicates. As the program was established after a considerable number of samples had already been analyzed (~15,000), part of this program was designed to increase the confidence of earlier analyses through a series of external check analyses.

To monitor accuracy, a series of certified reference materials were inserted into the sample stream in the field at a rate of 1 in every 20 samples submitted. Where possible, the grade of the standard was matched to the expected grade of the samples in the batch, with a low grade “geochem” standard, GBM966-2 inserted in greater frequency in lower grade background areas.

The accepted values are established through round robin analyses. The CDN standards were characterized using 10 sample splits submitted to each of 12 laboratories for a total of 120 analyses. The Geostats standard was characterized by analyses by at least 46 laboratories worldwide.

Precision

Precision was monitored by the insertion of duplicate samples at a rate of 1 in 20 samples submitted. The duplicates alternated between quarter core duplicates and preparation duplicates, split after the initial jaw crushing phase to make two pulps. In addition ALS-Chemex routinely analyses pulp duplicates as part of its internal quality control program.

Contamination

Contamination is monitored through the routine insertion of field blank material into the sample stream at the rate of 1 in each group of 20 samples submitted. The blank material is local rock believed to be unmineralized. Although results are tracked for all elements, just the silver results are presented here to indicate that there is a natural variation of this material, more pronounced with the ICP41 data with a lower detection limit. Prior to the establishment of a complete quality control program, blanks were routinely added into all of the batches, so this data represents all results going back to 2006. A rough guide for blanks is that samples should have analyses of less than 5x the detection limit. This, of course depends on how low a detection limit you have and the natural background concentration of the blank material. In this case, with a limit based on 5x the gravimetric fire assay detection limit of 5 ppm would be 25 ppm. As can be seen there are a group of analyses above this level in the middle of the plot. These coincide with a large number of analyses with higher levels indicating that this group of samples likely had a higher background level rather than an indication of contamination.

External Check Assays

External check analyses provide an independent check of relative bias and accuracy. In a routine quality control program approximately 5% of pulps would be submitted along with standard reference material to a separate lab. Pulps are the preferred sample type as it eliminates much of the sampling error and provides a better comparison of the analyses. As the early San Miguel samples were not submitted with quality control samples other than field blanks, there has been no assurance of accuracy of the results. To remedy this it was decided to submit a random selection of 10% of all samples, as we could not limit the samples based on logged mineralization as this data did not yet exist. This is supplemented by a further selection of 20% from within the logged mineralized zone. In both cases, samples were selected using a random number computer program to avoid any possible selection bias. Results have been received for the first set that was submitted to Activation Labs. An additional selection will be made of the ‘post-QC’ data once updated files identifying samples within the mineralized zones have been received.

Metallic Screen Gold Fire Assays

As the gold analyses have a considerable amount of variability as indicated by quarter core duplicates, a limited test of 20 samples by metallic screen fire assays was completed to determine if there was a significant component of coarse gold. A 1000 g coarse crushed sample split is pulverized in its entirety to make a pulp. The pulp is then screened at 100 μm (0.1 mm) or 150 mesh (Tyler). The fine fraction passing through the screen is weighed and 2 X 30 g splits are each fire assayed with an AAS finish. The coarse fraction that has not passed through the screen is weighed and fire assayed in its entirety with a gravimetric finish. The two assays of the fine fraction are averaged together to provide a value of the fine fraction. A weighted average is then calculated using the weight of the coarse fraction and the weight of the fine fraction.

If there is significant coarse gold in the +100 μm fraction there should be a significantly higher gold value for the coarse fraction than the fine fractions. In the case of Paramount’s samples, the median of the coarse fraction is actually lower than the fine fractions and the mean, which is influenced by some of the extreme values, is only slightly higher. Using the median values there is a greater difference between the two fine fraction analyses than there is between the coarse fraction and average of fine fraction assays. It is inferred that the gold is actually quite fine grained, with the same amount reporting to the fine and coarse fractions. If the gold in the coarse fraction is composed of fine grains attached to some of the coarser rock or mineral particles we would get this result. The gold can still be erratically distributed.

MINERAL RESOURCE ESTIMATE*

Previous Resource Estimates

In the available reports from work done at San Miguel in the 1970’s by Earth Resources and Penoles, resource estimates are mentioned, but without the back-up data to support them, they must be considered anecdotal, thus not compliant with NI 43-101 standards.

*Please see “Cautionary Note to U.S. Investors Regarding Reserves and Resource Estimates” on page i.

Based on the data available in late February 2007 the author (Durgin, 2007a) manually calculated a cross section-based, inferred resource with the following results:

*Please see “Cautionary Note to U.S. Investors Regarding Reserves and Resource Estimates” on page i.

This was superseded by the technical report produced by Trinder and Roy, dated June 13, 2008. The following is condensed from the executive summary section of that report.

At a cut-off grade of 25 g/tonne of silver equivalent, undiluted Indicated Resources totaled 1.36 million tons grading 71 g/tonne silver and 0.27 g/tonne gold. Inferred Resources totaled 29.5 million tons grading 67 g/tonne silver and 0.43 g/tonne gold.

*Please see “Cautionary Note to U.S. Investors Regarding Reserves and Resource Estimates” on page i.

November 2008 Resource Estimate

The authors have created a resource estimate at the San Miguel vein and the La Union area from data generated by and provided by Paramount only. Other resource areas discussed by Trinder, Roy and Lustig (2008) are not considered in this resource estimate, nor is any new assay data from recent drilling. This data included surface, and trench geologic mapping and sampling, and 3914.4 meters of diamond (core) drilling at la Union and 20,113.8 meters at San Miguel. This data was compiled into a digital database, projected to longitudinal sections, and used to create a polygonal interpretation of the distribution of grades and continuity of mineralization at San Miguel. In addition, the authors reviewed reports by previous workers to enhance their understanding of the geology and distribution of mineralization. Grade and mineral distribution data generated by previous workers was not used directly to calculate this mineral resource.

The mineral resource estimation described in this technical report for the San Miguel project follows the guidelines of Canadian National Instrument 43-101. The resource estimate was completed by the authors, who are considered qualified persons under this act. Investigations such as deemed necessary in the professional judgment of the authors to reasonably rely on the information provided by Paramount have been carried out. Douglas R. Wood is independent of Paramount by the definitions and criteria set forth in NI 43-101, Dana Durgin is not (he is a very minor stock owner). There is no affiliation between Douglas Wood and Paramount other than that of an independent consultant/client relationship. There are no mineral reserves estimated for the San Miguel project.

Deposit Geology Pertinent to Resource Estimation

Vein-hosted mineralization at the La Union area and the San Miguel area is localized along the fractured steeply dipping contact between two contrasting lithologic units. It forms a planar body, which contains the great majority of the mineralization. Parallel narrower bodies are often present in the immediate footwall and occasionally in the hanging wall of both structures. Due to its planar nature (rather than something more equant in shape), this type of mineralization is well represented by projection to a longitudinal section.

Drilling has shown that the well-mineralized portion of the San Miguel vein is more than a kilometer in strike length and extends to at least 400 meters depth. It has been tested with 61 core holes. At La Union (fewer drill holes) the well-mineralized portion is at least 400 meters long, and at least 125 meters depth. La Union has been tested with 21 core holes. Within both zones mineralization appears relatively consistent in grade and thickness, with very few lower grade holes within the higher-grade zones. This suggests that it is reasonable to project assay intercept data over longer distances, than if these attributes were inconsistent.

Resource Modeling

For the modeling at both the San Miguel vein and the La Union areas, a simple polygonal method was used to define resource blocks. The polygonal method is a commonly used semiquantitative method of estimating mineral resources. While not as sophisticated as computer based models, it gives a reasonably accurate picture of what may be present, assuming continuity of grade and thickness between holes. There was no statistical treatment of the data. All drill hole pierce-points are projected to a longitudinal section and polygons are constructed around these points. Two variations of this method were used. In the first of these, an area of influence was defined for each hole by constructing polygons by measuring half the distance along the line between adjacent holes and drawing a line perpendicular to that. Extending these lines until they meet created a series of polygons with no gaps among them. The second variation was to draw a circle with a 50-meter radius around each drill hole. Where these circles overlapped, a line was drawn between the two intersection points of the circles creating one side of a polygon. This variation left gaps among the more widely spaced holes and helped to identify areas which require more drilling.

For each mineralized intercept in each hole a thickness and grade is assigned to each polygon or circle, the area of the polygon is measured and a tonnage and grade is calculated for each polygonal block. A density factor of 2.43 tons per cubic meter was used in the San Miguel vein calculations. A density of 2.47 tons per cubic meter was used at La Union. A total tonnage and a weighted average gold-equivalent grade were then calculated for the entire set of polygons or circles using several cutoff grades.

One gold-equivalent figure, including only gold and silver, was calculated using the following formula: AuEq = Au g/t + (Ag g/t / 53). The result was expressed as xxxx tons @ y.yy g/t AuEq. A dollar value for the same tonnage figures could be expressed using a three year trailing average (data derived from mgeorge@usgs.com and www.Kitco.com) of $727.22 per ounce ($23.38/gm) for gold and $13.66 per ounce ($0.44/gm) silver. Au price/Ag price = 53.

Messrs. Wood and Durgin expect that when the San Miguel and La Union deposits are mined, each will be largely an underground operation and the material will be processed by floatation as is planned for the similar and nearby Palmarejo deposit. In that case lead and zinc may also be recovered, so their value should also be included in the calculations. From the same sources, three year trailing average prices for lead ($1.00) and zinc ($1.36) were calculated. The formula used for the four metal AuEq (the 20 lb is there because 1% of a standard ton is 20 lb) was:

AuEq g/t = Au g/t ($23.38)+Ag g/t($0.44)+Pb%*(20lb*$1.00)+Zn%*(20lb*$1.36)/$23.38

San Miguel Vein Inferred Resource

The resource calculated at San Miguel as contained in the Delve Report is based on the intercepts in 60 holes. Of the 61 holes drilled, one was a duplicate, so it was not used. These holes are distributed along a strike length of 1.6 kilometers, however most are concentrated in a 900-meter long zone which contains the Clavo 99 zone and adjacent mineralization. The longitudinal section above displays the mineralized intercepts at the San Miguel vein shown as gold-equivalent grade multiplied by interval true width. Thus a relatively narrow higher-grade intercept could fall in the same color category as a wider, lower grade intercept. The effect of this type of plot is to show the spatial distribution of the more well-mineralized zones, in this case outlined as Clavo 99. In order to calculate the inferred resources using this polygonal method, the assay data was grouped into four grade categories using cut-off grades for each. Corresponding to the green, blue and red polygons on the sections below, these gold-equivalent cutoff grades were 1 gram per ton, 2 grams per ton, 3 grams per ton and 4.5 grams per ton, the table below displays the results of these resource calculations. Using the full polygons, including gold, silver, lead and zinc values, this produces an in-situ inferred resource of 6,536,196 tons grading 4.24 g/t AuEq, or 891,094 gold-equivalent ounces at a 1 g/t cutoff. If only gold and silver are used, this becomes the same tonnage grading 3.73 g/t AuEq, or 783,431 gold-equivalent ounces. This shows that 88% of the value in the resource is in the gold and silver, and that the base metals contribute only 12% of the value at the San Miguel deposit.

*Please see “Cautionary Note to U.S. Investors Regarding Reserves and Resource Estimates” on page i.

San Miguel Resource – Full Polygons

Gold + Silver	Gold, Silver, Lead, Zinc
All Polygons	6,536,196 tons @ 3.73 g/t	6,536,196 tons @ 4.24 g/t
1.0 g/t AuEq Cu-off	783,431 oz AuEq	891,094 oz Au Eq
Red & Blue Polygons	5,778,279 tons @ 3.98 g/t	5,778,279 tons @ 4.58 g/t
2.0 g/t Cut-off	739,654 oz AuEq	850,645 oz AuEq
Red Polygons	4,608,629 tons @ 4.39 g/t	4,608,629 tons @ 4.97 g/t
3.0 g/t cut-off	650,195 oz Au	736,205 oz Au

Reference
>15 gram x meters AuEq50
5 - 15 gram x meters AuEq50
1 - 5 gram x meters AuEq50
No significant values
Recently collared, no assays
GRAPHIC SCALE IN METERS

The section above shows that the polygons cover all the available space. Especially in areas where the holes are widely spaced, the figures quoted above should be considered maximum figures, based on the available data. These can be broken down into individual metals as shown below:

San Miguel In-Situ Contained Metals

Please see “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” on page i.

Using a 50 meter search radius is a much more realistic approximation of the resource. The gold-equivalent figures using gold + silver and Au+Ag+Pb+Zn figures in the table were calculated by the same processes as above.

Using the 50 meter radius polygons, including gold, silver, lead and zinc values, this produces an in-situ inferred resource of 3,908,084 tons grading 4.71 g/t AuEq, or 591,452 gold-equivalent ounces at a 1 g/t cutoff. If only gold and silver are used, this becomes the same tonnage grading 4.14 g/t AuEq, or 520,600 gold-equivalent ounces. This resource remains open with depth and there are significant opportunities to increase the resource with infill drilling. Where the drill hole spacing is adequate, there are few gaps in the coverage of the 50-meter radius circles.

San Miguel Resource – 50 m Search Radius

Gold + Silver	Gold, Silver, Lead, Zinc
All Polygons	3,908,084 tons @ 4.14 g/t	3,908,084 tons @ 4.71 g/t
1.0 g/t AuEq Cu-off	520,600 oz AuEq	591,452 oz Au Eq
Red & Blue Polygons	3,575,519 tons @ 4.37 g/t	3,575,519 tons @ 4.98 g/t
2.0 g/t Cut-off	502,620 oz AuEq	573,000 oz AuEq
Red Polygons	2,791,986 tons @ 4.93 g/t	2,791,986 tons @ 5.59 g/t
3.0 g/t cut-off	442,786 oz Au	501,694 oz Au

Reference
>15 gram x meters AuEq50
5 - 15 gram x meters AuEq50
1 - 5 gram x meters AuEq50
No significant values
Recently collared, no assays
GRAPHIC SCALE IN METERS

Please see “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” on page i.

Where holes are widely spaced, mineralization is not spread far into open areas. This suggests areas that need additional drilling to extend mineralization into the blank areas. It also suggests that there is a coherent body of better grade mineralization in the right portion of the section. This is the Clavo 99 zone.

An additional calculation was carried out using the 50-meter radius area of influence and a 4.5 gold-equivalent grade cut-off, in an effort to display how the higher grade mineralization was distributed in the San Miguel vein. In the drill hole assay database many of the holes had at least one high-grade intercept. However several of them were quite narrow. The longitudinal section included in the table below is the same section as those above. It shows the high-grade but less than 1 meter intervals in pale purple, and the wider high-grade intercepts in darker purple.

The thicker, higher-grade intervals cluster in a band inclined gently to the right (southeast) on the section. This band coincides with the upper limit of the Clavo 99 body of mineralization. A second less well-defined band, parallel to the first, appears to be present a few hundred meters to the left (northwest). The two inferences to be drawn from this plot are that there exists a discrete band of high grade mineralization (needing infill drilling) where one could conceivably begin an underground mining operation in order to pay back capital costs quickly, and that the less well-defined high-grade zone to the northwest also requires additional drilling to potentially add to the high-grade portion of the resource.

San Miguel Resource – 4.5 g/t AuEq Cut-Off

Gold + Silver	Gold, Silver, Lead, Zinc
All Polygons	1,297,452 tons @ 9.88 g/t AuEq	1,297,452 tons @ 10.78 g/t AuEq
4.5 g/t AuEq Cu-off	411,959 oz AuEq	449,667 oz Au Eq
Intervals >1m	959,994 tons @ 10.42 g/t AuEq	959,994 tons @ 11.41 g/t AuEq
4.4 g/t Cut-off	321,600 oz AuEq	352,156 oz AuEq

Reference
>15 gram x meters AuEq50
5 - 15 gram x meters AuEq50
1 - 5 gram x meters AuEq50
No significant values
Recently collared, no assays
Holes with 4.5 g/t + grade and intervals 1 m or more
Holes with 4.5 g/t + grade and intervals < 1 m
GRAPHIC SCALE IN METERS

Please see “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” on page i.

La Union Area Inferred Resource

The La Union area is in the southern part of the Guazapares structure, which also includes the San Jose, San Luis and San Antonio, La Veronica and Montecristo areas. Only the La Union area has had substantial drilling since 2008 where an additional eight holes have been completed. These were drilled below and to the southeast of attractive shallow intercepts in prior drill holes. The resource calculation at La Union was done in an essentially identical manner to that at the San Miguel vein, using the same metal prices. The only difference was that a density of 2.47 tons per cubic meter was used. In the tables below the resources were calculated using full polygons and 50-meter radius circles, at the same gold-equivalent cut-off grades of 1g/t, 2 g/t, 3 g/t and 4.5 g/t.

Using the full polygons, with no gaps, and all four metals produced a resource of 3,971,270 tons grading 4.87 g/t AuEq or 621,726 gold-equivalent ounces. Calculated using only gold and silver, the resource is 3,971,270 tons grading 2.41 g/t AuEq, or 307,264 gold-equivalent ounces. Clearly lead and zinc make up a significant portion of the resource value. Here also it is apparent that using the full polygon calculation provides a maximum resource value for the available data, and the search distance is really too great in many areas, particularly where the drill hole spacing is large. Infill and step-out drilling is needed.

La Union Resource – Full Polygons

1 g/t AuEq Cut-off	Gold + Silver	Gold, Silver, Lead, Zinc
All Polygons	3,971,270 tons @ 2.41 g/t AuEq	3,971,270 tons @ 4.87 g/t AuEq
All Intervals	307,264 oz AuEq	621,726 oz AuEq
Red & Blue Polygons	3,761,019 tons @ 2.44 g/t AuEq	3,761,019 tons @ 5.046 g/t AuEq
2 g/t AuEq Cut-off	295,123 oz AuEq	609,937 oz AuEq
Red Polygons Only	1,746,704 @ 4.58 g/t AuEq	1,746,704 @ 6.23 g/t AuEq
3 g/t AuEq Cut-off	256,952 oz AuEq	350,090 oz AuEq

LA UNION AREA
1650
1600
1550
1500
1450
1400
LU-01
LU-02
LU-03
LU-04
LU-05
LU-06
LU-07
LU-08
LU-09
LU-10
LU-11
LU-12
LU-13
LU-14
LU-15
LU-16
LU-17
LU-18
LU-19
LU-20
LU-21
Reference
>15 gram x meters AuEq50
5 - 15 gram x meters AuEq50
1 - 5 gram x meters AuEq50
No significant values
0 25 50 100 mts
GRAPHIC SCALE
PARAMOUNT
gold & silver
SAN MIGUEL PROJECT
LA UNION VEIN
LONG SECTION
DILLING PROGRAM
GUAZAPARES, CHIHUAHUA, MEXICO
AUGUST 2008

La Union In-Situ Contained Metals

Using the 50-meter radius circles and a 1 g/t cutoff to calculate the La Union resource, and all four metals provides a total of 2,721,937 tons grading 4.79 g/t gold-equivalent, or 418,766 goldequivalent ounces. If only gold and silver are used the resource is 2,721,937 tons grading 2.57 g/t AuEq, or 224,787 gold-equivalent ounces. Resources are also tabulated at other cut-off grades.

Please see “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” on page i.

La Union Resource – 50 Meter Radius

Please see “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” on page i.

As at the San Miguel vein an additional calculation was carried out using the 50-meter radius area of influence and a 4.5g/t gold-equivalent grade cut-off. Similarly the drill holes were plotted on the longitudinal section showing the high-grade but less than 1 meter intervals in pale purple, and the wider high-grade intercepts in darker purple. At La Union as well as at San Miguel, there is a well-defined zone of thicker, higher-grade material, which has been named Clavo 66. Hole LU-21 was the last hole drilled within this clavo. It contained an intercept of 10.31 meters @ 10.62 g/t gold-equivalent. As at San Miguel, the plot of the high grade, wider intercepts shows a distinct trend of this mineralization downward to the left (southeast) on the section. Additional drilling is required to follow the Clavo 66 mineralization to greater depths, but that would require an accommodation with Penoles, as the property line is very close. Infill drilling will also be required to better define the mineralization in areas of wider hole spacing. In addition to a great deal more drilling, extensive metallurgical testing and mine planning will be required before more precise cutoffs and mining limits can be calculated for the La Union and San Miguel deposits.

La Union Resource – 4.5 g/t/ AuEq Cut-off

4.5 g/t AuEq Cut-off	Gold + Silver	Gold, Silver, Lead, Zinc
All Purple Polygons	456,852 tons @ 10.33 g/t AuEq	456,852 tons @ 14.75 g/t AuEq
	151,677 oz Au Eq	216,683 oz AuEq
> 1 Meter Dark Purple Polygons	365,895 tons @ 8.95 g/t AuEq	365,895 tons @ 14.14 g/t AuEq
	105,280 oz AuEq	166,310 oz AuEq

LA UNION AREA
1650
1600
1550
1500
1450
1400
LU-01
LU-02
LU-03
LU-04
LU-05
LU-06
LU-07
LU-08
LU-09
LU-10
LU-11
LU-12
LU-13
LU-14
LU-15
LU-16
LU-17
LU-18
LU-19
LU-20
LU-21
Reference
>15 gram x meters AuEq50
5 - 15 gram x meters AuEq50
1 - 5 gram x meters AuEq50
No significant values
+ 4.5 g/t > 1 meter
+ 4.5 g/t < 1 meter
0 25 50 100 mts
GRAPHIC SCALE
PARAMOUNT
gold & silver
SAN MIGUEL PROJECT
LA UNION VEIN
LONG SECTION
DILLING PROGRAM
GUAZAPARES, CHIHUAHUA, MEXICO
AUGUST 2008

Please see “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” on page i.

Resource Summary

The longitudinal section-based polygonal resources calculated for this report were carried out to demonstrate the potential inferred resources within the San Miguel and La Union areas, if mineralization was projected to greater distances among drill holes that those conservatively used by Trinder, Roy and Lustig in their June 2008 report. It was intended more to demonstrate the tons and grade potentially present than to be a meticulous and detailed estimate like that done by Trinder, Roy and Lustig. This estimate also included significant assay results from 17 drill holes at San Miguel and 8 holes at La Union, which were not available to Trinder, Roy and Lustig.

There has been no metallurgical testing, particularly floatation, specifically designed to determine recovery factors to be used in processing this material. Therefore an in situ resource has been calculated without regard to potential individual metal recoveries. However, a good metals recovery model for the San Miguel vein is provided by the nearby geologically analogous Palmarejo mine. As at Palmarejo, we may recover in excess of 90% of the gold and silver values. Lead and zinc are more problematic with potential recoveries in the 50 to 60% range, including smelter charges. At the concentrations present at San Miguel, it is possible that it may not be economically feasible to recover lead and zinc. At La Union, the mineralogy is different and lead and zinc are much more abundant. Again gold and silver recoveries may exceed 90% and lead and zinc recoveries after deducting smelter costs may be in the 50 to 60 % range. Here base metal concentrations are significantly higher, so there is more economics incentive to recover the lead and zinc. Without proper testing, these recovery estimates must remain very speculative.

We have not considered mining methods, because no mining studies have been completed. The mining methods chosen will determine the grade cutoffs to be used, which is one reason why a range of cutoff grades has been presented.

The table below displays the total in situ resource calculated using the 50-meter search radius, at a one gram per ton cutoff. Results are shown as grades and total ounces (or tons) of the individual metals.

San Miguel and La Union Resources

Thus, the total inferred in situ resource of the two areas at 1 g/t AuEq cutoff and using 100% recovery is 6,674,300 tons containing 406,001 ounces of gold, 17,674,676 ounces of silver, 23,907 tons of lead and 53,086 tons of zinc.

Please see “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” on page i.

The resources defined herein as Inferred Resources due to the level of check assaying, the spacing of drill holes, and the semi-quantitative type of deposit modeling and estimation process used. The classification of these resources as Inferred indicates (CIMM, December 4, 2005) that the resources have been estimated on the basis of geological evidence and reasonably assumed, not verified, geological and grade continuity. As such, the resource figures may change in grade, tonnage and location as more information is obtained and more sophisticated methods of modeling, estimation and verification are incorporated into the process.

In order to upgrade the resources from the Inferred category to Indicated or Measured, it will be necessary to decrease the drill hole spacing in many areas, to increase the level of check assaying and data verification, and to increase the sophistication of the statistical treatment of the data and resource estimation processes. More extensive metallurgical testing will also be required.

While it cannot be assumed that all of the Inferred Resources noted here will be upgraded to Indicated or Measured Resources, management believes that improvements in the drill hole spacing, the deposit modeling and the estimation procedures will lead to conversion of at least a significant portion of these resources to higher classifications. Ongoing exploration is expected to add to the resources in areas not considered in this estimation. Drilling below the depths currently reached and infill drilling are expected to add to mineral resources.

Resources and Property Boundaries – Update 2009

The area of influence of the polygons used in the resource estimation sections above may cross the concession boundaries at the San Miguel and La Union deposits on the down-dip side. To reconcile this question the property boundaries were carefully plotted on the sections. Then it was confirmed that all the drillhole collars and each entire drillhole remained within the property limits.

The question then became – how much of the area of influence of each polygon included in the resource falls outside of the property boundaries?

As the polygon radius around each drill hole near the boundary decreases, the amount of extra-lateral overlap decreases. In the estimate produced in November 2008, there is one set of figures using a 50 meter radius, and another set using what were called “full-polygons”. That means that there are no gaps between the polygons and their down-dip sides were arbitrarily chosen. In retrospect, those down-dip limits were chosen not arbitrarily, but because they were assumed (without carefully plotting the concession boundary) to be within the property line.

The staff in the San Miguel project field office plotted the property boundary at each resource area. The four sections below have the property lines marked on them. The lines are not always straight because some of the intercepts are projected several meters to the plane of the section.

For each of the four sections the area of each polygon that fell outside the red line was measured and converted it to a percentage of the area of that polygon. In the complex spreadsheet that had been used in the calculations in the November 2008 report there are columns with tonnage and grade figures for each polygon. The gold-equivalent ounce figure and tonnage was calculated for each partial polygon and these were summed. The table below displays the results of those calculations.

San Miguel 50 Meter Radius Polygons With Property Boundary in Red

San Miguel “Full” Polygons With Property Boundary in Red

La Union 50 Meter Radius Polygons With Property Boundary in Red

La Union “Full” Polygons With Property Boundary in Red

Resource Amounts Outside Of Property Boundary

		Cutoff	Tons	AuEg oz (Au + Ag)	Original AuEq oz	Percent Change
San Miguel Area
	50 m Polygons
		1 g/t	252,592	24,898	591,452	4.2
		2 g/t	252,592	24,898	same
		3 g/t	252,592	24,898	same
	Full Polygons
		1 g/t	505,735	52,735	891,094	5.9
		2 g/t	505,735	52,735	same
		3 g/t	462,697	47,481	685,794	6.9

La Union Area
	50 m Polygons
		All	9,625	6,777	418,766	1.6

	Full Polygons
		1 g/t	129,461	27,603	621,721	4.4
		2 g/t	129,461	27,603	same
		3 g/t	116,992	25,944	256,000	10.1

*Please see “Cautionary Note to U.S. Investors Regarding Reserves and Resource Estimates” on page i.

A review of the above table indicates that at both San Miguel and La Union, the amount of estimated resources which fell outside the property boundary using the 50 meter radius circles is quite small, 4.2% at San Miguel and 1.6% at La Union. Using the full polygons increased the amount to 5.9% or 6.9% at San Miguel and 4.4% to 10.1% at La Union depending on the cut-off grades used.

We infer from this analysis that if one uses the 50 meter radius polygons, which is the most appropriate as discussed above, the amount of the resource which falls outside of the property boundary is very small, approximately 3.1% for the combined San Miguel and La Union areas at the 1.0 gram cut-off. These small amounts are within the margin of error of the calculation method used. We would not consider this difference to be material. In addition, since all of these resources are classified as Inferred, the level of accuracy associated with inferred resources is significantly greater than the potential error associated with the property boundary issue

INTERPRETATIONS AND CONCLUSIONS

The interpretations and conclusions are largely unchanged from the Wood and Durgin, 2008 report. Dana Durgin has reviewed the San Miguel project data, including the drilling database, has visited the site frequently and has reviewed sampling procedures and security. Douglas R. Wood has also visited the property and reviewed all the relevant data, including the new drilling data and available data from the newly acquired Mexoro and Garibaldi concessions. Both believe that the data presented by Paramount are generally an accurate and reasonable representation of the San Miguel gold-silver project.

As of the fall of 2008 Paramount’s exploration program had produced a drilling database containing 47,560 meters of assay, geologic and geotechnical hole data from 213 diamond drill holes. There were 69 trenches totalling 3743.3 meters and detailed geologic mapping over a large area. The preliminary resource estimate made by Durgin in 2007 at an early exploration stage has been superceded by the Trinder, Roy and Lustig report dated June 13, 2008.

They used a 25 g/t silver-equivalent cut-off and calculated a total resource of 29.5 million tons grading 71 g/t Ag and 0.27 g/t Au for a total of 104 million silver-equivalent ounces. By the fall of 2008, an additional 17 holes had been completed at the San Miguel vein and 8 holes at the La Union area. Most of these contained significant precious metal intercepts. The polygonal, longitudinal section-based resource estimates made in the Wood and Durgin, 2008 report incorporated that new drilling data. It also provided a semi-quantitative view of potential resources, including areas among the drill holes. Higher cut-off grades were also used. Additional drilling is required to increase the confidence level of these 2008 projections. Additional drilling in July and August 2009 at San Miguel (three holes, 1095.15 meters) may add to those resources, but assays are not yet available. Also 2691.3 meters of new drilling at Monte Cristo have been added to the drilling database.

These resources are classified as Inferred due to the wide spacing of drill holes and the semi-quantitative estimation method used. This classification of resources as Inferred, as defined by the CIM, indicates that resources have been estimated based on geological evidence and reasonably assumed, but not verified, geological and grade continuity. As such these resources may change in grade, tonnage and location as more information is obtained and as new methods of modeling, estimation and verification are applied. Upgrading of these Inferred Resources to Indicated and Measured will require additional more closely spaced drilling, more sophisticated approaches to deposit modeling and statistical treatment of data, and more detailed assay verification procedures.

While it cannot be assumed that that all the Inferred Resources will be upgraded to Indicated or Measured Resources, we believe that reductions in drill hole spacing and modeling and estimation procedures will lead to the definition of resources in higher classifications for at least a significant portion of the deposit.

In geologic terms, the resources described in this report at the San Miguel vein and at La Union remain open along strike to the southeast and northwest, as well as down dip.  In precious metal systems like this, such as at Palmarejo, ore shoots are known to persist to depths of 400 meters or more down dip. The San Miguel vein has been drilled to a depth of nearly 400 meters below the surface and is still open at depth. Drilling at La Union has reached only a depth of 125 meters, with the deepest holes intersecting high-grade mineralization. Additional drilling is clearly warranted in both of these highly prospective areas. While they are open geologically, both the San Miguel and La Union resource areas are limited down-dip, by concession boundaries. In both cases the down-dip (and in the case of San Miguel the southeast) extension of the two systems pass beneath concessions controlled by Penoles.

No assurance can be made that we will be able to enter into a joint venture or other exploration agreement with Penoles. As a result our ability to conduct exploration activities on certain resource areas may be limited.

VIDETTE LAKE

Summary:

We have acquired an option to acquire a group of three cell mineral claims known as the Vidette Lake property (“Vidette Lake”), which represents a core portion of an intermediate stage high grade gold exploration project located 70 kilometer northwest of the city of Kamloops, British Columbia, Canada. Mineral rights to the roughly 500 hectare property. The property covers one kilometer of strike length of a five kilometer long structural zone which contains nine occurrences of quartz-sulphide veins and possible porphyry copper style mineralization within the core portion of the structural zone covered by the Vidette Lake property.

The surface rights over most of the Vidette Lake property are held by the Government of British Columbia as crown land. Similar to elsewhere in British Columbia, no permit is required for non-mechanized exploration, but a valid permit is required to undertake any mechanized work on the Nahmint property, which is part of the Vidette Lake property. Such permits are issued by the Inspector of Mines at the Kamloops-based South Central Regional Office, Health and Safety Branch, Mining and Minerals Division, B.C. Ministry of Energy Mines and Petroleum Resources.

The regional geology of the Vidette Lake area consists of mafic volcanic rocks of the Upper Triassic Nicola Group locally exposed in a window eroded through younger, flat-lying Miocene sedimentary rocks and plateau basalts of the Chilcoten Group, coincident with a northwest trending Miocene channel containing the structural zone and the quartz-sulphide vein deposits within the underlying Nicola rocks. The Nicola rocks are locally intruded by granodiorite plugs possibly related to the Triassic to Jurassic Thuya batholith, and also to the vein and possible porphyry copper mineralization.

The area surrounding and including Vidette Lake has seen very limited modern, systematic exploration work programs. The recognition of spatial and genetic relationships between epithermal and porphyry deposits has since improved tremendously, as have the techniques to explore, develop and mine them. Management believes the potential exists both on the property and in the area to develop viable, new mineral resources of gold, silver, copper and/or molybdenum that could be permitted, mined and processed. A multi-faceted work program will be needed to delineate and expand known high grade vein type occurrences in the immediate area of the Vidette Lake. We have not yet budgeted any funds for these activities.

Vidette Lake Property Location

Williams Lake
93C
93B
93A
83D
83C
92P
92O
92N
92M
82N
Vidette Lake Property
Revelstoke
Kamloops
Enderby
Armstrong
82L
82K
92I
92J
92K
Vernon
Merritt
Kelowna
Penticton
82E
82F
92H
92G
Castlegar
Trail
Greenwood
Grand Forks
Parksville
Nanaimo
Burnaby Coquitlam
Surrey
Chilliwack
Abbotsford
White Rock
0
45
90 km
Map center: 50°33' N, 120°54' W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Legend

Provincial Boundary (1:2M)

- Boundary (International)
- Boundary (Interprovincial)

NTS Grid

Transportation - Points (1:2M)

- Airstrip
- Ferry Route
- Seaplane Custom Port

Transportation - Lines (1:2M)

- Ferry Route
- Road - Trunk
- Road - Main
- Road - Local
- Bridge
- Rail Line

Water - Points (1:2M)

- Falls
- Dam

Water - Lines (1:2M)

- River/Stream - Definite
- River/Stream - Left Bank
- River/Stream - Right Bank
- Dam
- Lake - Definite
- Icefield
- Island - Definite
- Coastline - Definite

Water - Polygons (1:2M)

- River/Stream - Definite
- Lake - Definite
- Island - Definite

Major Cities

Scale: 1:2,500,000

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Property Location Map

History:

The area of the Vidette Lake property has an extensive history of exploration and minor mineral production. Descriptions of gold-silver-copper mineralization from the underground workings at the Vidette Lake property and surrounding regions are based primarily on historical data compiled in the British Columbia Minister of Mines reports from 1931 to 1940. Since most of the work was done on crown granted mineral claims which did not require assessment work, many details of the deposits and excavations are largely unknown.

As far back as 1931, a series of narrow gold-bearing quartz veins around Vidette Lake were discovered. This led to the completion of an access road and several open cuts, and began sinking an inclined shaft and installing a treatment plant on the north side of Vidette Lake. In 1933, underground development and mining began. Throughout the 1930s, underground mining continued, consisting of drifting, sinking and diamond drilling, including commencement of a cross cut heading south under Vidette Lake to connect with the Dexheimer Vein workings. The Vidette Mine produced and milled 5,917 tons of ore yielding average grades of 17 grams per ton gold, 17 grams per ton silver and 0.037% copper, according to the B.C. Minister of Mines Annual Report for 1939.

During the 31 year period from 1941 to 1971, no exploration or other work is known to have been documented for the Vidette Lake area. From 1972 through 2006 various companies undertook regional soil geochemistry and prospecting programs in the areas surrounding Vidette Lake. Quartz veins were discovered consisting of gold, silver and copper. Reconnaissance ground magnetic and induced polarization surveys, targeting porphyry type mineralization were also undertaken. Exploratory drilling activities also took place on these surrounding properties.

In the 1980s, ongoing soil geochemistry programs, underground continued on the Vidette Lake property. Underground geological mapping and chip samplings, induced polarization geophysical surveys and drilling took place. There was little activity on the Vidette Lake property or on any surrounding properties until 2006 at which time an induced polarization ground geophysical survey and 34 meters in 1 diamond drill hole failed to penetrate into the Triassic Nicola volcanics and was abandoned in an area surrounding Vidette Lake.

Accessibility, Climate, Local Resources, Infrastructure and Physiography:

The Vidette Lake property is located about 70 kilometers northwest of Kamloops and 45 kilometers north of Savona, British Columbia. Access to the property is by an all-weather gravel road along the Deadman River valley which starts at the Trans-Canada Highway No.1 seven kilometers west of Savona, or 25 kilometers east of Cache Creek. The local infrastructure is good with extensive logging roads over most of the Vidette Lake property, and the surrounding area. Basic short term accommodations are available at the Vidette Gold Mine Resort located on the property, as well as in Savona located 45 kilometers to the south and in Cache Creek located 60 kilometers to the southwest. Kamloops is a community of 80,000 people and is the principal mine service hub of central British Columbia. Skilled exploration and mining personnel, equipment and services are available in Kamloops and the surrounding area.

The property straddles the locally northwest-southeast trending, steeply incised valley containing Deadman River, Vidette Lake and Hamilton Creek, surrounded by the flat lying Bonaparte-Tranquille Plateau. Elevations range across the property from about 900 meters at Vidette Lake to about 1,100 meters on the plateau. The valley scarps are steep to precipitous and covered by grasses and mixed coniferous forests, with the southwest side of the valley generally steeper and more difficult to traverse. The plateau is mainly flat, open and park-like, easily traversed by foot or with vehicles, and covered by a thick 10 to 15 meter thick mantle of glacial and fluvio-glacial material. Abundant fresh water sources occur throughout the year in the valley, available through appropriate permits for exploration or mining purposes. The Vidette Lake property is situated within the designated Pine Beatle Infestation Zone, subject to the enhanced 30% British Columbia Mineral Exploration Tax Credit.

The climate in the area is moderate, with warm summers (10-200C), cool winters (-1000C), and relatively dry throughout the year averaging about 300 millimeters of annual precipitation, mainly as rain. Minor snowfall accumulations at higher elevations linger along north-facing slopes well into the spring. Exploration is possible year round over most of the Vidette Lake property.

Geological Setting:

Regionally the Vidette Lake area is situated in the south-central portion of the Quesnel Trough, named after the Triassic-Jurassic island arc terrane of Quesnellia. The area is also situated in a direct line between the producing Gibraltar and Mount Polley deposits 150 kilometers to the northwest and the soon-to-be producing Iron Mask area deposits of New Afton and Rainbow 50 kilometers to the southeast. The Quesnel Trough is currently the focus of Geoscience British Columbia’s multi-disciplinary and multi-faceted Quest project, designed to help stimulate exploration in the region by providing new geoscience data and interpretation, specifically in areas of post mineral cover rocks. This is the case of the Vidette Lake area, where more than half the area of prospective basement rocks is hidden by a relatively thin veneer of flat-lying, post-mineral Eocene-Miocene volcanic and sedimentary rocks. Therefore, the understanding of the regional geological setting is at a time of flux as new public geoscience data is released, and ongoing exploration projects generate new discoveries.

The Vidette Lake area is underlain by mafic volcanics of the Upper Triassic Nicola Group exposed in a window eroded through flat lying Miocene sedimentary rocks and plateau basalts of the Chilcoten Group. The uppermost Chilcoten Group strata comprise an extensive layer of plateau basalts of the Chasm Formation, underlain by volcanic ash and fluviatile and lacustrine sedimentary strata of the Deadman River Formation which occupy a northwest trending Miocene channel. Locally, the Nicola rocks are intruded by porphyritic biotite-hornblende granodiorite plugs and dikes which are probably related to the Triassic to Jurassic Thuya batholith. Nicola Rocks are generally augite andesite commonly altered to chlorite-rich or carbonatized greenstones, however, contact metamorphism has developed garnet-diopsideactinolite skarn or tactite adjacent to the intrusive rocks. Locally, siliceous cap-rocks are developed near the paleosurface within and overlying the Nicola rocks. These siliceous cap-rocks are vari-coloured and consist of cryptocrystalline massive and banded to vuggy silica, cross-cutting veins, or delicately-layered material interpreted as hot spring sinter.

Deposit Types:

The Late Triassic – Early Jurassic granodioritic intrusives are directly associated with documented calc-alkalic copper-molybdenum-gold porphyryC and related low-F molybdenum porphyrym, skarnS, redbedR, and epithermalE, polymetallicP or quartzQ vein deposits; and the syenitic-monzonitic intrusives are directly associated with many known alkalic copper-gold porphyryA deposits within the central Quesnel Trough, including the Vidette Lake Region. The host rocks for these deposits are mainly the Upper Triassic Nicola Group volcanic rocks, and rarely the Harper Ranch sedimentary rocks. The younger Eocene and Miocene rocks post-date all metallic mineralization in the region and are barren.

Mineralization:

The limited examples of in-situ mineralization observed, mapped and sampled at the former Vidette Mine display textural, mineralogical and geochemical characteristics of both low sulphidation Epithermal Au-Ag veins and (mesothermal) Au-Quartz Veins. The veins are locally vuggy with open-space textures typical of epithermal veins as well as weakly banded with local crack and seal textures typical of mesothermal veins. The samples all contain significant calcite (1-10% Ca), indicative of both deposits types but more significantly useful for mitigating potential acid rock drainage from excavated exposures, waste rock piles and mine tailings. The vein samples also contain minor sulphides (0.7-1.2% S) consisting mainly of pyrite (2-8% Fe) and chalcopyrite (553600 ppm Cu), also indicative of both deposit types. The vein samples also contain variably elevated indicator element geochemistry values of Mo (1-32 ppm), Pb (6-60 ppm), Mn 200-2000 ppm), Ba (150-650 ppm) and Te (17 ppm). The main economic elements of interest in the vein samples are Au (15 ppb-25 ppm) and Ag (<0.5-30 ppm).

Adjacent Properties:

The cell mineral claims of the Vidette Lake property are completely surrounded by other mineral tenures, all in good standing as shown in British Columbia Mineral Titles Online (M.T.O.). Immediately to the east of the Vidette Lake property lies the group of twelve legacy mineral claims totalling 675 hectares.

Immediately to the north of the Vidette Lake property lies a large group of 36 cell mineral claims totalling 17,038 hectares.

Immediately to the south of the Vidette Lake property lies another large group of cell mineral claims; and immediately west of the Vidette Lake property are several small groups or single cell mineral claims held by individuals.

Planned Exploration Program:

We have not yet budgeted any funds for development of the Vidette Lake property. However, based upon the historical mining operations both at Vidette Lake and surrounding areas and independent geologists, we believe that to fully explore potential opportunities at Vidette Lake, we will have to implement hand or power trenching. Power washing would permit representative sampling of the rock exposures. It may also be possible to test for possible extensions of known veins from surface. This would help us determine whether to undertake the more difficult and expensive underground work. The mine tailings allegedly located within Vidette Lake represent an exploration target for possible secondary recovery of gold, silver, copper and tellurium, which could readily be tested from the lake surface, either in winter from the ice or in summer from a boat.

The Vidette Lake property will initially target known clusters of high grade, primarily gold-bearing vein structures and their projections. If we implement an exploratory program at Vidette Lake, our focus will be on structural and geologic mapping within the claim areas and sampling for geochemical analysis as well as GIS compilation of historical data and location of historical occurrences. Regional prospecting in the area surrounding the current claims will be ongoing. Currently, the field crew consists of two geologists and one prospector. To date, a total of 103 samples have been taken for geochemical analysis from within the claims as well as a total of 70 regional samples. Geologic and structural mapping have identified several areas of interest for follow up by drill testing. Results from geochemical analyses are currently pending.

Subsequent Events

On July 20, 2009, Paramount and Klondex Mines Ltd.(“Klondex”) entered into a binding letter agreement (the “Letter Agreement”) to combine the two companies under a plan of arrangement structure, subject to certain stockholder/shareholder approvals and other approvals (the “Transaction”). Pursuant to the Letter Agreement, each Klondex share was to be exchanged for 1.45 Paramount shares of common stock, implying a purchase price of C$2.32 per Klondex common share using closing share prices for both companies on the TSX on July 17, 2009. Both Paramount and Klondex agreed to obtain support agreements from each of their respective directors and certain of their shareholders/stockholders to vote any shares which they control in favor of the Transaction.

Under the terms of the Transaction, Klondex shareholders were to receive 1.45 shares of common stock of Paramount for each common share of Klondex. All options and warrants of Klondex outstanding at the time of the Transaction were to be exchanged for options and warrants of Paramount on the same basis. On closing of the Transaction, Klondex was to become a wholly-owned subsidiary of Paramount. Following closing of the Transaction, one Klondex director was to join the Paramount Board of Directors. The letter agreement setting out the Transaction included a commitment by Klondex not to solicit alternative transactions to the proposed Transaction. Paramount was also provided with certain other rights customary for a transaction of this nature, including the right to match competing offers made to Klondex. The letter agreement also provided a reciprocal break fee of US$2.85 million to be payable by each of the parties under certain circumstances. The letter agreement provided a basis for the preparation of a definitive agreement which also included representations and warranties and covenants customary for a transaction of this nature.

In a press release dated September 24, 2009, Klondex formally terminated the Letter Agreement. Klondex stated that Paramount’s public disclosure record as of November 20, 2009 contained material misstatements and omissions regarding the inferred resource at Paramount’s San Miguel Project in Mexico. Further, Klondex stated that it believes it is entitled to a reverse break fee of US$2.85 million plus damages.

Management of Paramount has stated that it believes Klondex’s claim is without merit and the issues raised by Klondex regarding Paramount’s technical report are minor in nature and have no adverse impact on the valuation of the San Miguel Project. Management of Paramount believes Paramount is entitled to significant damages resulting from Klondex’s decision to terminate the Letter Agreement, and intends to seek payment of the US$2.85 million break fee to Paramount pursuant to the terms of the Letter Agreement.

Item 1A.

Risk Factors.

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

Risks Related to our Business Operations

It is possible investors may lose their entire investment in Paramount.

Prospective investors should be aware that if we are not successful in our endeavors, your entire investment in the Company could become worthless. Even if we are successful, there can be no assurances that investors will derive a profit from their investment.

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

We will require significant working capital to continue our current drilling program. There can be no assurance that we will be able to secure additional funding to meet our objectives or if we are able to identify funding sources, that the funding will be available on terms acceptable to the Company. Should this occur, we will have to significantly reduce our drilling programs which will limit our ability to secure additional equity participation in various joint ventures.

There are no confirmed mineral deposits on any properties from which we may derive any financial benefit.

Neither the Company nor any independent geologist has confirmed commercially mineable ore deposits. In order to carry out additional exploration programs of any potential ore body and to place it into commercial production, we will require substantial additional funding.

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

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. This exploration program includes drilling programs at various locations within the San Miguel projects. If our exploration costs are greater than anticipated, then we will have less funds for other expenses or projects. If higher exploration costs reduce the amount of funds available for production of gold or silver through mining and development activities, then our ability to achieve revenues and profitability will be adversely affected. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain, increased government regulation and shortages of qualified personnel. In addition, increased exploratory costs at San Miguel may adversely affect our ability to budget any funds for Vidette Lake.

We have no ongoing mining operations.

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

The price of gold and silver as well as other precious base metals has experienced volatile and significant price movements over short periods of time and is affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations (including, the U.S. dollar relative to other currencies) interest rates, global or regional consumption patterns, speculative activities and increases in production due to improved mining and production methods. The supply of and demand for gold, other precious and base metals are affected by various factors, including political events, economic conditions and production costs in major mineral producing regions.

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

Our estimates of resources are subject to uncertainty.

Estimates of resources are subject to considerable uncertainty. Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Engineers use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that any geological reports will accurately reflect actual quantities of gold, silver or other metals that can be economically processed and mined by us.

If we are unable to obtain all of our required governmental permits, our operations could be negatively impacted.

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

Our financial position and results are subject to fluctuations in foreign currency values.

Any mining operations we undertake outside of the United States will be subject to currency fluctuations. Fluctuations in the exchange rate between the U.S. dollar and any foreign currency may adversely impact our operations. We do not anticipate that we will enter into any type of hedging transactions to offset this risk. In addition, with respect to commercial operations in Mexico or other countries, it is possible that material transactions incurred in local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

Our property interests in Mexico are subject to risks from instability in that country.

We have property interests in Mexico which may be affected by risks associated with political or economic instability in that country. The risks with respect to Mexico or other developing countries include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy, mineral title irregularities and high rates of inflation. We do not believe that we will face these risks for any activities we undertake in Canada.

In addition, changes in mining or investment policies or shifts in political attitude in Mexico or Canada may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted but may adversely impact our proposed operations in any foreign jurisdiction.

There may be challenges to our title in our mining properties.

While we intend to conduct our own due diligence prior to committing significant funds to any project, mining properties may be subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Should this occur, we face significant delays, costs and the possible loss of any investments or commitment of capital.

Because of the speculative nature of exploration for gold and silver properties, there is substantial risk that our business will fail.

The search for precious metals as a business is extremely risky. We cannot provide any assurances that the gold or silver mining interests that we acquired will contain commercially exploitable reserves of gold or silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves of gold.

The precious metals markets are volatile markets. This will have a direct impact on the Company’s revenues and profits ( if any) and will probably affect whether the Company will be able to succeed.

The price of both gold and silver has increased over the past few years. This has contributed to the renewed interest in gold and silver mining and companies engaged in that business, including the exploration for both gold and silver. However, in the event that the price of these metals fall, the interest in the gold and silver mining industry may decline and the value of the Company’s business could be adversely affected. Further, although it is anticipated that mining costs outside of the United States and Canada will be appreciably lower, no assurances can be given that the situation will remain, or that gold or silver will remain at a price that will make mining operations profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of both gold and silver resources. Such conditions have resulted in periods of excess supply of and reduced demand on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for both gold and silver. The excess or short supply of gold has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. We cannot predict what the market for gold or silver will be in the future.

Government regulation or changes in such regulation may adversely affect the Company’s business.

The Company has and will, in the future, engage experts to assist it with respect to its operations. The Company deals with various regulatory and governmental agencies and the rules and regulations of such agencies. No assurances can be given that it will be successful in its efforts or dealings with these agencies. Further, in order for the Company to operate and grow its business, it needs to continually conform to the laws, rules and regulations of such jurisdiction. It is possible that the legal and regulatory environment pertaining to the exploration and development of gold mining properties will change. Uncertainty and new regulations and rules could increase the Company’s cost of doing business or prevent it from conducting its business.

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

Both exploratory and mining activities are subject to strict environmental rules and regulations. While we believe that we have complied with all applicable rules and regulations to date, there can be no assurance that we will be able to comply with these rules in the future. Moreover, if it is determined that any prior activity on or about our mining reserves created environmental risks, we would be liable for this clean-up even though we did no perpetrate the violation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We are currently subject to U.S. federal and state government environmental regulations with respect to our properties in the United States. We are also currently subject to environmental regulations with respect to our properties in Mexico and Canada.

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

We rely on independent analysis to analyze our drilling results and planned exploration activities.

We rely on independent geologists to analyze our drilling results and to prepare resource reports on several of our mining concessions. While these geologists rely on standards established by the Canadian Institute of Mining, Metallurgy and Petroleum, Standards on Mineral Resources and Mineral Reserves and other standards established by various licensing bodies, there can be no assurance that their estimates or results will be accurate. Analyzing drilling results and estimating reserves or targeted drilling sites is not a certainty. Miscalculations and unanticipated drilling results may cause the geologists to alter their estimates. If this should happen, we would have devoted resources to areas where resources could have been better allocated.

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

Risks Related to Our Common Stock

The following risks are currently applicable to Paramount and will remain applicable to the combined company upon completion of the Transaction.

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

Sales or the availability for sale of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

Regulatory actions by the SEC, any exchange on which our securities are traded, or companies providing stock clearance or transfer functions, may adversely affect the price of our common stock, the ability of stockholders to sell their shares and our ability to secure additional funding.

Any actions by the SEC, an exchange or company which facilitates the clearance or transfer of our securities will in all likelihood impact the trading price of the Company’s common stock and cash reserves. Should any regulatory matters arise, resolution of these matters with any entity will likely result in significant legal fees and related expenses that would otherwise be devoted to our mining efforts. If you are a stockholder, you may not be able to sell your securities and shares of our common stock will become highly illiquid which may result in the loss of your entire investment.

In addition, should we become subject to any of the events identified above, our ability to secure additional financing will be adversely affected.

We were the subject of a temporary trading halt in our common stock.

On March 13, 2008, the SEC entered an order suspending trading for a period of ten days against 26 companies including Paramount (Order No. 34-57486.) The order alleged that there was a lack of current public information and that the Company usurped the identity of a corporate shell. We responded to the SEC’s order and provided information to the SEC which we believe addressed its concerns. We also provided similar information to the NYSE Amex Equities (the “NYSE Amex”). In our opinion, we believe that this matter has been resolved. Nonetheless, there can be no assurance that issues raised in the SEC’s order will not be raised at a future date. Should this happen, investor confidence in our common stock will in all likelihood be adversely affected.

We face possible litigation claims from stockholders.

The securities industry and the offer and sale of securities is highly regulated. Any improper actions, whether intentional or unintentional could subject us to litigation and potential monetary damages.

We may be required to initiate litigation against parties who were engaged in improper or negligent activities with respect to our common stock.

Any litigation that we undertake with respect to our common stock or other matters will involve the expenditure of significant financial resources and divert management’s focus from their primary responsibilities. Moreover, even if management is successful with the prosecution, there can be no assurance that we will be able to recover monetary damages against the culpable parties.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our corporate office is located at Suite 110, 346 Waverley Street, Ottawa, Ontario K2P 0W5. We rent approximately 2,700 square feet of office space at a cost of approximately $7,325 per month. We also have a field office in Temoris, Mexico. All of our office leases are in good standing and management believes the facilities are adequate and suitable for our purposes.

The location of our mining operations is more specifically described under the discussion of our business under the heading “San Miguel Project” and “Vidette Lake” in Item 1. “Business”.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.

Market Information

Our common stock began trading on the NYSE Amex on August 1, 2007. We trade under the symbol “PZG”. Our common stock also trades on the Toronto Stock Exchange under the same symbol, on the Frankfurt Exchange under the symbol “P6G”.  There is a limited market for our common stock. Prior to trading on the NYSE Amex, our common stock traded on the Over-the-Counter Bulletin Board.

The following table sets forth the high and low prices for our common stock for the periods indicated:

	HIGH	LOW
Fiscal year ended June 30, 2009
Quarter ended September 30, 2008	$1.75	$0.64
Quarter ended December 31, 2008	$0.64	$0.26
Quarter ended March 31, 2009	$0.88	$0.36
Quarter ended June 30, 2009	$1.88	$0.70

	HIGH	LOW
Fiscal year ended June 30, 2008
Quarter ended September 30, 2007	$3.00	$2.13
Quarter ended December 31, 2007	$2.57	$1.70
Quarter ended March 31, 2008	$2.56	$1.81
Quarter ended June 30, 2008	$1.99	$1.38

For the portion of the fiscal year ended June 30, 2008, for which our common stock was traded on the Over-the-Counter Bulletin Board, the reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

B.

Holders

As of August 31, 2009, there were 107 stockholders of record of our common stock. There are in excess of 6,000 beneficial owners of our common stock.

Our transfer agent is Mellon Investor Services LLC whose address is 480 Washington Boulevard Jersey City, New Jersey 073101. Our co-transfer agent is CIBC Mellon located in Toronto, Ontario, Canada.

C.

Dividends

Holders of our common stock are entitled to receive such dividends as our Board may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board and will be subject to limitations imposed under Delaware law.

D.

Equity Compensation Plan

On February 24, 2009, our stockholders approved the 2008/09 Stock Incentive and Compensation Plan (the “Plan”). The purpose of the Plan is to enhance the profitability and value of the Company for the benefit of our stockholders by enabling the Company to attract, retain and reward directors, employees and consultants (collectively, “Participants”) and strengthen the mutuality of interests between such persons and the Company’s stockholders. The material terms and conditions as set forth in the Plan are similar to our 2006/07 Stock Incentive and Equity Compensation Plan.

We believe that the Plan will be effective in attracting directors, executives and employees to the Company by providing incentives and rewards to those directors, executives, employees and consultants responsible for our continued growth. The type of awards permitted under the Plan will provide a form of incentive that aligns the economic interests of management, employees, consultants and those of our stockholders.

The Plan provides for flexibility to determine what types of awards are beneficial to the Company, its employees, directors and stockholders as changes occur with respect to compensation trends, accounting treatment of awards, tax treatment of awards to the Company or its employees or directors, or its cash flow needs.

The Plan will be administered by the Compensation Committee of the Board. The Compensation Committee will have the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning.

Awards:

Pursuant to the Plan, the Company may issue non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“ISOs”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“SARs”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants.

All employees of and consultants to the Company and its affiliates are eligible to be granted Non-Qualified Stock Options, SARs, Restricted Stock and Registered Stock. All employees and directors of the Company and its affiliates are eligible to be granted ISOs.

The aggregate number of shares of common stock which may be issued under the Plan with respect to which Awards may be granted shall not exceed 3,000,000 shares of common stock. On February 24, 2009, the 3 million shares authorized under the Plan represented 3.6% of the Company’s issued and outstanding shares of common stock. If any Stock Option or Stock Appreciation Right granted under the Plan expires, terminates or is cancelled for any reason without having been exercised in full or, with respect to Stock Options, the Company repurchases any Stock Option, the number of shares of common stock underlying the repurchased Stock Option, and/or the number of shares of common stock underlying any unexercised Stock Appreciation Right or Stock Option shall again be available for the purposes of Awards under the Plan.

Administration:

The Plan is administered by the Compensation Committee of the Board. The Compensation Committee has the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards are granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards or grants.

Types of Awards:

Awards under the Plan may include restricted shares of common stock, registered shares of common stock (since the Plan’s Form S-8 has been filed), nonqualified stock options, ISOs and SARs. Restricted shares are shares of common stock issued to a recipient subject to such terms and conditions, including, without limitation, forfeiture and to such restrictions against sale, transfer or other disposition, as the Compensation Committee may determine at the time of issuance. A SAR is the right to receive cash, common stock or both based on the increase in the market value of the shares of common stock covered by such SAR from the initial date of the performance period for such SAR to the date of exercise. If the Compensation Committee elects to pay an amount to a participant in common stock, such common stock shall be valued at fair market value (as defined in the Plan) as of the day of exercise of the SAR.

The Compensation Committee may determine that all or a portion of an award may be deferred, that it may be vested at such times and upon such terms as the Compensation Committee may select, or that a recipient must be an employee or director at the time the award is paid or exercised. The Plan provides that ISOs may be granted to a recipient during a calendar year only if the aggregate fair market value (determined as of the time an ISO is granted) of common stock with respect to which ISOs are exercisable for the first time by such recipient during any calendar year under the Plan and any other “incentive stock option plans” maintained by Paramount does not exceed $100,000.

Eligible Recipients of Awards:

The Compensation Committee may grant awards to any of Paramount’s employees, to a member of the Board and to our consultants.

Restrictions on Awards to Insiders:

No award under the Plan shall be granted if the aggregate number of shares of common stock (i) issued to insiders (as that term is defined in the Plan) of Paramount within any one year period, or (ii) issuable to insiders at any time, under the Plan and any other security based compensation arrangement of Paramount could exceed 10% of Paramount’s shares of common stock issued and outstanding, on a non-diluted basis, at the time of the grant of the award.

Term of Options:

The term of each stock option shall be fixed by the Compensation Committee but no stock option shall be exercisable more than ten (10) years after the date the stock option is granted. If any stock options are set to expire during any black-out period which would prohibit the option holder from exercising the stock option during the black-out period, then in that event the option term shall be extended for an additional ten (10) days beyond the end of any black-out period to permit the holder to exercise the stock option.

Option Price:

The option price per share of common stock purchasable under either an ISO or non-qualified stock option shall be determined by the Compensation Committee at the time of grant but shall not be less than 100% of the fair market value (as defined in the Plan) of the share of common stock at the time of grant. Notwithstanding the foregoing, if an option is modified, extended or renewed and, thereby, deemed to be the issuance of a new option under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), the exercise price of an option may continue to be the original exercise price even if less than the fair market value of the common stock at the time of such modification, extension or renewal.

Market Appreciation of Stock Appreciation Rights:

The Plan provides for Tandem and Non-Tandem Stock Appreciation Rights. A Tandem Stock Appreciation Right shall mean the right to surrender to Paramount all (or a portion) of a stock option in exchange for an amount in cash or stock equal to the excess of (i) the fair market value (as that term is defined in the Plan), on the date such stock option (or such portion thereof) is surrendered, of the common stock covered by such stock option (or such portion thereof), over (ii) the aggregate exercise price of such stock option (or such portion thereof). A Non-Tandem Stock Appreciation Right shall mean the right to receive an amount in cash or stock equal to the excess of (x) the fair market value of a share of common stock on the date such right is exercised, over (y) the aggregate exercise price of such right, other than on surrender of a stock option.

Stock Award Pricing:

The Compensation Committee shall determine the price, if any, to be paid by the recipient of an award of restricted stock and registered stock under the Plan.

Assignability:

No award granted pursuant to the Plan is transferable or assignable by its recipient other than by will or the laws of descent and distribution.

Shares Subject to the Plan:

An aggregate of 3,000,000 (3 million) shares of common stock is currently reserved for issuance under the Plan representing approximately 3.6% of Paramount’s issued and outstanding shares of common stock as of July 31, 2009. Shares of common stock to be delivered or purchased under the Plan may be either authorized but unissued common stock or treasury shares.

Anti-Dilution Protection:

In the event of any changes in the capital structure of Paramount, including a change resulting from a stock dividend or stock split, or combination or reclassification of shares, the Board is empowered to make such equitable adjustments with respect to awards or any provisions of the Plan as it deems necessary and appropriate, including, if necessary, any adjustments in the maximum number of shares of common stock subject to the Plan or in the number of shares of common stock subject to an outstanding award.

Merger, Consolidation, Reorganization, Liquidation, Etc.:

If after the date of the adoption of the Plan, Paramount becomes a party to any corporate merger, consolidation, major acquisition of property for stock, reorganization, or liquidation, the Board is authorized under the Plan to make such arrangements it deems advisable with respect to outstanding awards, which shall be binding upon the recipients of such awards, including, but not limited to, the substitution of new awards for any awards then outstanding, the assumption of any such awards, and the termination of or payment for such awards.

Market Value Restrictions:

The amounts of certain awards are based on the fair market value of a share of common stock at a specified point in time. The exercise price per share of common stock under each nonqualified stock option or ISO granted under the Plan, which is paid to Paramount at the time of the exercise, shall be determined by the Compensation Committee, but may not be less than the fair market value of such common stock on the date of grant of such option. “Fair market value” of a share of common stock as of a given date is defined by the Plan to be as of any given date: (i) if the common stock is listed on a national securities exchange, foreign stock exchange or quoted on the Nasdaq Global Market (formerly, the Nasdaq National Market) or Nasdaq Capital Market (formerly, the Nasdaq SmallCap Market), the closing price of the common stock on the trading market for the common stock, as selected by the Compensation Committee, on the trading date preceding the given date, as reported by the exchange or Nasdaq, as the case may be, (ii) if the common stock is not listed on a national securities exchange, foreign stock exchange or quoted on the Nasdaq Global Market or Nasdaq Capital Market, but is traded in the over-the-counter market, the closing bid price for the common stock on such date, as reported by the Over-the-Counter Bulletin Board or the National Quotation Bureau, Incorporated or similar publisher of such quotations.

No Repricing:

Except for adjustments made pursuant to the anti-dilution provisions of the Plan, or by reason of a merger, consolidation, major acquisition of property for stock, reorganization or liquidation the exercise price or purchase price under any outstanding option award granted under the Plan may not be decreased after the date of grant, nor may any outstanding award granted under the Plan be surrendered to Paramount as consideration for the grant of a new award with a lower exercise price in the absence of the approval of the holders of a majority of the shares of our common stock present in person or by proxy at a duly constituted meeting of our shareholders.

Termination of Employment;

Generally, unless otherwise determined by the Compensation Committee at grant, if a Participant is terminated for cause, any stock option held by such Participant shall thereupon terminate and expire as of the date of termination. Unless otherwise determined by the Compensation Committee at grant, any stock option held by a Participant:

(i) on death or termination of employment or consultancy by reason of disability or retirement may be exercised, to the extent exercisable at the participant’s death or termination, by the legal representative of the estate or participant as the case may be, at any time within a period of one (1) year from the date of such death or termination;

(ii) on termination of employment or consultancy by involuntary termination without cause or for good reason may be exercised, by the participant at any time within a period of ninety (90) days from the date of such termination; or

(iii) on termination of employment or consultancy by voluntary termination but without good reason and occurs prior to, or more than ninety (90) days after, the occurrence of an event which would be grounds for termination by Paramount for cause, any stock option held by such participant may be exercised, to the extent exercisable at termination, by the Participant at any time within a period of thirty (30) days from the date of such termination, but in no event beyond the expiration of the stated term of such stock option.

Amendments to the Plan:

The Board may at any time amend, in whole or in part, any or all of the provisions of the Plan, or suspend or terminate the Plan entirely. Provided, however, that, unless otherwise required by law or specifically provided in the Plan, the rights of a Participant with respect to awards granted prior to such amendment, suspension or termination, may not be impaired without the consent of such Participant and, provided further, without the approval of the stockholders of Paramount, if and to the extent required by the rules of a stock exchange on which Paramount’s common stock is listed for trading, if and to the extent required by the applicable provisions of Rule 16b-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), or, if and to the extent required, under the applicable provisions of the Internal Revenue Code, no amendment may be made which would, among other things: increase the aggregate number of shares of common stock that may be issued under the Plan; change the classification of Participants eligible to receive awards under the Plan; decrease the minimum option price of any stock option; extend the maximum option period; change any rights under the Plan with regard to non-employee directors; or require stockholder approval in order for the Plan to continue to comply with the applicable provisions.

E.

Sale of Unregistered Securities

During the year, we have issued shares of our common stock for services rendered, to acquire mineral rights and in connection with our funding activities.

On March 20, 2009 we sold a total of 12 million units of our securities to FCMI Financial Corp. (“FCMI”) at a price of CDN$0.75 per unit for net proceeds of $6,560,571. Each unit consisting of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.90 (CDN$1.05) for a period of four years.

We issued 1,184,804 shares of common stock in exchange for services rendered at trading values ranging between $0.36 and $0.65 per share. The total value of the services rendered was $684,622.

We issued 6,500,000 shares of common stock regarding the transaction to purchase the interest of Garibaldi Resources in the Temoris Project. The common stock was valued at $3.25 million.

We issued 1,350,000 shares of common stock as payment for the purchase of 100% of the shares of a company with other claims to the Temoris Concessions in Mexico. The common stock was valued at $675,000.

We issued 500,000 shares of common stock as payment for an interest inthe Vidette Lake property. The common stock was valued at $275,000.

We issued 7,650,000 shares of common stock to purchase the remaining 30% interest in the San Miguel project from our joint venture partner, Tara Gold which was valued at $8,928,450.

We issued 384,627 shares of our common stock from options exercised valued at $237,800.

On December 31, 2008 we issued to the Mineral Fields Group 3,636,362 flow-through units at a price of $0.45 (CDN$0.55) per unit, for a total consideration of $1,636,362 (CDN$2,000,000). Each unit consists of 1 flow-through share of common stock and one share purchase warrant (total of 4,209,117 including broker compensation warrants) Each warrant entitles the holder thereof to acquire one non-flow-through share of common stock at a price of CDN$1.00 per share to December 31, 2009. Subsequent to December 31, 2009, each warrant entitles the holder thereof to acquire one non-flow-through share of common stock at a price of CDN$1.25 per share to December 31, 2010.

On August 4, 2008, we completed a private placement financing of 1,000,000 units priced at CDN$1.40 per unit for proceeds of CDN$1,400,000. Each unit consists of one share of common stock and one half share purchase warrant. Each warrant entitles the holder thereof to acquire one share of common stock at a price of $1.81(CDN$2.10) per share of common stock for a period of one year.

On August 4, 2008, we completed a private placement financing of 71,429 units priced at CDN$1.40 per unit for proceeds of $100,000. Each unit consists of one share of common stock and one half share purchase warrant. Each warrant entitles the holder thereof to acquire one share of common stock at a price of $2.15 (CDN$2.50) per share for a period of two years.

We issued 1,350,000 common shares as payment for the purchase of 100% of the shares of a company which held legal title to the claims to the Temoris Project in Mexico. The share value was recorded at a trading value of $0.50 for a total consideration of $675,000.

On January 8, 2009 issued 500,000 common shares as payment on the Vidette Lake property. The share issuance was recorded at a trading value of $0.55 for total consideration of $275,000.

We issued 12,840,000 warrants pursuant to private placement agreements. Each warrant entitles the holder thereof to purchase one share of our common stock at an exercise price of $0.90 (CDN $1.05).

We issued 500,000 warrants pursuant to a private placement agreement at an exercise price of $1.81 ($2.10 Cdn) for a period of one year.

We issued 35,715 warrants pursuant to a private placement agreement at an exercise price of $2.15 (CDN$2.50) for a period of two years.

With respect to the sale of the securities identified above, we relied on the exemptive provisions of Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

At all times relevant the securities were offered subject to the following terms and conditions:

•

the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

•

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•

at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

•

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

We are an exploratory stage mining company, that is, we have option agreement on claims to numerous mining concessions in Mexico, Canada, Peru, Argentina and Chile. Our current drilling program will concentrate on San Miguel. We have not proven that any of our mining concessions contain proven reserves or precious metals having commercial value.

Comparison of Operating Results for the year ended June 30, 2009 as compared to June 30, 2008

Revenues:

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities. Interest income for the year ended June 30, 2009 was $249,082 as compared to $457,562 for the year ended June 30, 2008. Interest income since inception totals $982,109. Interest income decreased by approximately 46% from the prior year. The significant decrease in our interest income is primarily due to significantly declining cash balances which were not reversed until the completion of a financing at the end of December 2008. Our funds are deposited in an interest bearing account subject to transfer to our operating account to meet ongoing expenses. We intend to utilize our cash reserves for ongoing exploration activities, land acquisitions and general working capital expenditures.

Operating Expenses:

We incurred expenses totalling $7,490,261 as compared to $18,867,523 for the year ended 2008, a decrease of approximately $11.37 million. The significant decrease in our expenses is primarily attributable to a decrease in exploration expenses of approximately $6 million and a decrease in stock based compensation totalling approximately $4.5 million. Other areas experiencing less significant cost reductions included travel and lodging, corporate communications and marketing. The only area where we saw a significant increase in costs was with respect to office and administrative expenses which increased by approximately $350,000.

During our last fiscal year, we incurred exploratory costs of $1,548,330, professional fees totalling $1,013,820, geologist fees and expenses of $722,154, marketing fees of $542,279 and office and administrative expenses totalling $881,726. These fees compare to exploratory fees of $7,575,155, professional fees of $1,429,979, geologist fees and expenses of $826,504, marketing fees of $932,777, and office and administrative expenses of $511,096 for the year ended June 30, 2008. The significant decline in our overall expenses as identified in our Consolidated Statement of Operations is primarily attributable to management’s decision to reduce drilling operations to preserve capital and to further evaluate drilling results. While we continue to rely on stock based compensation, we have not relied on this financing source as much as in the past. During our latest fiscal year stock based compensation declined from $6,061,101 to $1,733,052. We issued shares of our common stock for consulting and geological services. With fewer personnel involved in our drilling program, stock based compensation has declined.

Net Income (loss):

Our Net Loss for the year ended June 30, 2009 was $7,241,179 as compared to a Net Loss of $18,409,961 in our prior year. Our Net Loss per share was $(0.11) as compared to a Net Loss per share of $(0.38) for the comparable periods in 2008. The decline in our net loss per share is directly attributable to an increase in the number of our issued and outstanding shares of common stock. The weighted average number of shares of common stock outstanding for 2009 was 65,423,659 as compared to 47,703,566 for 2008. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we anticipate that we will continue to incur ongoing losses.

Liquidity and Capital Resources:

Assets and Liabilities

At June 30, 2009 we had cash and cash equivalents totalling $7,040,999 as compared to $3,199,848 at June 30, 2008, an increase of approximately 120%. The significant increase in our cash reserves is a direct result of a private placement of our securities with FCMI in the amount of $7.2 million in March 2009. Accounts receivable declined from $1,384,492 at June 30, 2008 to $221,267 at June 30, 2009. Similarly, prepaid deposits and expenses declined from $379,348 to $82,583. We had total current assets of $8,499,986 at June 30, 2009, as compared to $5,833,688 at June 30, 2008, an increase of approximately 30%.

Our mineral properties were valued as of June 30, 2009 at $18,436,951 as compared to $4,738,747, an increase of approximately 300%. The significant increase in the value of our mineral properties this past year is directly attributable to an increase in the size of our holdings. During this past year, we issued 16,200,000 shares of our common stock for the acquisition of additional mineral properties valued at $13,698,204. Approximately $9.04 million of this total is attributable to our San Miguel concession and $3.97 million is attributable to our Temoris concession. (See Footnotes 4 and 7.) We also have a short term receivable of $1,063,772 which is non-redeemable until May 7, 2010 and bears interest at the rate of 3.25% per annum. Fixed assets totalled $520,858 as compared to $354,996. Our long term assets at June 30, 2009 totaled $18,957,809 as compared to $6,098,640 at June 30, 2008, almost all of which is attributable to the increase in our mineral properties.

Total assets at June 30, 2009 were $27,457,795 as compared to $11,932,328 at June 30, 2008, an increase of approximately 130%.

Our current liabilities as of June 30, 2009 totalled $383,445 as compared to $1,714,620 as of June 30, 2008. We have a working capital surplus of $8,116,541 as compared to a working capital surplus of $4,119,068 at June 30, 2008. We believe that our working capital surplus will enable us to meet our anticipated drilling and operational needs, subject to any costs that we incur with respect to the acquisition of additional mineral properties. Acquisition of additional mineral properties will likely require a cash infusion from either debt or equity financing, of which there can be no assurance.

Results of Operations for the year ended June 30, 2009:

With respect to our short term liquidity, our “Current Ratio” (current assets divided by current liabilities) as of June 30, 2009 was 22.17 as compared to 3.4 as of June 30, 2008. The current ratio is a commonly used as a measure of a company’s liquidity. Our management believes, however, that with a company still in the exploratory stage, the ratio may not be as significant as with an ongoing business in comparing the Company with others in the industry. In analyzing our liquidity, we look at actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, it will be very difficult for us to meet our current and anticipated obligations for a significant period of time without raising additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we will not be able to fully implement our business plan or sustain ongoing operations.

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

Since our inception, we have funded our activities by issuing common stock. Although we will continue periodically to seek external sources of funds, there can be no assurance that we will be able to raise sufficient capital to fund our operations. If we do raise equity capital, depending on the number of shares issued and the issue price of the shares, current stockholders’ interests may be diluted.

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

Plan of Operation – Exploration:

Our plan of operation for the next twelve months is to focus our exploratory efforts on the San Miguel groupings. It is very difficult to forecast with any degree of certainty the extent of our drilling program for 2010. We are currently in month three of a twelve month exploratory drill program in Mexico with a budgeted cost of $6 million. A portion of our working capital may be utilized to acquire additional mineral properties in which case we will have to carefully manage our exploratory program to preserve capital.

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the SEC, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company’s consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates - Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our consolidated financial statements are prepared using the accrual method of accounting and according to the provision of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”, as it was devoting substantially all of its efforts to acquiring and exploring mineral properties. It is industry practice that mining companies in the development stage are classified under Generally Accepted Accounting Principles as exploration stage companies. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration or development stage.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Consolidated Statement of Operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in its reports by HLB Cinnamon Jang Willoughby & Company and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC and are included herein, on Page F-1 hereof.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (June 30, 2009). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the l’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure.

It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2009. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position(s)
Christopher Crupi	40	Director/CEO/President/Treasurer
Charles William Reed	65	Director and Vice President
Robert Dinning	70	Director
Michael Clancy	44	Secretary
John Carden	61	Director
Lucie Letellier	48	Chief Financial Officer
Michel Yvan Stinglhamber	76	Director
Eliseo Gonzalez-Urien	68	Director
Rudi P. Fronk	50	Director

Christopher Crupi

Mr. Crupi is a chartered accountant. He has served as our Chairman, President and as a director since April, 2005. Mr. Crupi founded the Company in March 2005 and oversees the administrative and operational activities of the Company. From 2000 to 2004, Mr. Crupi was a Vice President of PricewaterhouseCoopers LLP, an international accounting firm. Mr. Crupi received his Bachelor of Commerce degree from the University of Ottawa in 1992Chartered Accountant designation in 1995 and Chartered Insolvency and Restructuring Professional designation in 1998. Mr. Crupi is an independent director of Industrial Minerals Inc. (IDSM.OB) which owns the Bissett Creek graphite mine in Ontario, Canada.

Charles William Reed

Mr. Reed has served as our Vice President and as a director since 2005. Mr. Reed has significant mining experience in Mexico, as he was formerly Chief Geologist in Mexico for Minera Hecla S. A. de C. V. (“Hecla”), a subsidiary of Hecla Mining (NYSE:HL) from 1998 to 2004, and Regional Geologist, Mexico and Central America for Echo Bay Exploration from 1993 to 1998. While at Hecla, Mr. Reed supervised detailed exploration at the Noche Buena project, Sonora, and the San Sebastian silver and gold mine, Durango. He also discovered and drilled the Don Sergio vein that was later put into production. Mr. Reed received his Bachelor of Science Degree, Mineralogy, from the University of Utah in 1969 and is a Registered Professional Geologist in the State of Utah. He also completed an Intensive Spanish Program at Institute De Lengua Espanola, San Jose, Costa Rica in 1969.

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

Lucie Letellier

Ms. Letellier was appointed as our Chief Financial Officer in August, 2007. Prior to her appointment as our new Chief Financial Officer, since January 2006, Ms. Letellier served as our controller, in charge of day to day accounting operations with respect to the Company’s mining exploration operations. She has been responsible for the proper maintenance of our joint venture accounting and consolidation accounting with respect to our wholly-owned subsidiaries. Ms. Letellier prepares and delivers quarterly and annual financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for review or audit. .From 1990 to 2005, Ms. Letellier was Senior Accountant in the Office of Marc S. Chabot, Chartered Accountant.

Robert Dinning

Mr. Dinning joined Paramount in March 2008 as a director. Mr. Dinning is a Chartered Accountant, and life time member of the Alberta Institute of Chartered Accountants. Mr. Dinning has operated a consulting practice since 1977. He has an extensive background in corporate finance, operating in the mining and high tech industries. Mr. Dinning has been an officer and director of various public and private companies for the past 35 years, including various companies in both the United States and Canada. Mr. Dinning has since 2000 held various positions with Apolo Gold & Energy Corp., a Vancouver, British Columbia based company focused on precious metal mining opportunities in Central and South America and currently serves as Apolo’s Chief Financial Officer, Secretary and as a Director. Mr. Dinning also serves as the CEO and a director of Industrial Minerals Inc., (IDSM.OB) which owns the Bissett Creek graphite mine in Ontario, Canada.  Mr. Dinning is also CFO of ATAC Resources listed on the TSXV.

John Carden, Ph.D

Dr. Carden joined the Company as a director in September 2006. Dr. Carden has more than twenty years experience in exploration management, teaching, and research. Since 2001, Dr. Carden has been a geologic consultant for several junior resource companies. Dr. Carden is currently a director of Corex Gold Corporation, a junior gold exploration and development company, and Magnum Uranium Corp., a uranium exploration and development company, each of which are TSX Venture Exchange listed companies. From 1998 to 2001, Dr. Carden was the President of Latitude Minerals Corporation, a publicly traded company on the Canadian Venture Exchange, and Director of U.S. Exploration for Echo Bay Mining from 1992 to 1998. Dr. Carden is a licensed Professional Geologist in the State of Washington. Dr. Carden received both his Bachelor of Science and Master of Science in geology from Kent State University in 1970 and 1971, respectively, and his doctorate in geology from Geophysical Institute, University of Alaska in 1978.

Michel Yvan Stinglhamber

Mr. Stinglhamber joined the Company as a director in May 2007. Mr. Stinglhamber has significant experience in the Mexican mining industry. He currently represents Umicore Belgium in Mexico, a materials technology company, and serves as a director for Unimet SA de CV, a wholly owned subsidiary of Umicore Belgium which is active in the fields of precious metals exploration. Mr. Stinglhamber is also the Chairman of the Mining Group-Compania Minera Misiones SA de CV, a mining company located in Mexico. He is also on the board of directors of Marina Costa Baja in Mexico.

Since 1991, Mr. Stinglhamber has been involved in a number of mining ventures in Mexico. He was the president of the Belgo Luxemburg Mexican Chamber of Commerce in 1987, and in 2002, was awarded the Belgian decoration of “Officer of the Crown”.

Eliseo Gonzalez-Urien

Mr. Gonzalez-Urien joined our Board in March 2009. He currently serves as a member of the board of directors of Seabridge Gold. He is an exploration geologist with over 30 years of experience in the mining industry. From 1989 through 2001 Mr. Gonzalez-Urien held various executive positions with Placer Dome Inc. including senior vice president of the parent company and president of Placer Dome Exploration Inc. During this period he was charged with responsibility for Placer Dome’s worldwide exploration activities. Prior to Placer Dome, Mr. Gonzalez-Urien held senior positions with BHP-Utah Inc. and Noranda. He holds a degree in geology from the University of Santiago, Chile, followed by post graduate studies in geology at the University of California, Berkley.

Rudi P. Fronk

Mr. Fronk joined our Board in March 2009. Since 1999 he has served as the president, chief executive officer and a director of Seabridge Gold Inc. Seabridge is located in Toronto, Ontario, and has gold projects throughout North America. Prior to Seabridge, Mr. Fronk held senior management positions with Greenstone Resources, Columbia Resources, Behre Dolbear & Company, Riverside Associates, Phibro-Salomon, Amax, and

DRX. Mr. Fronk is a graduate of Columbia University from which he holds a Bachelor of Science in Mining Engineering and a Master of Science in Mineral Economics. Mr. Fronk resides in Toronto, Ontario.

Committees of the Board

The Board has established an Audit Committee, Compensation Committee and Nominating Committee. A minimum of three Board members serve on each committee. The Audit Committee, Nominating Committee and the Compensation Committee meet throughout the year.

Our Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, consists of Robert Dinning, John Carden and Michel Yvan Stinglhamber. Mr. Dinning serves as chairman of the Audit Committee. The Board has determined that Mr. Dinning is independent and is an “audit committee financial expert” within the meaning of applicable SEC regulations. Both Dr. Carden and Mr. Stinglhamber are independent directors. The Audit Committee meets quarterly to review the Company’s financial statements in connection with the filings of its quarterly and annual report.

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

Our Compensation Committee consists of Robert Dinning, John Carden and Rudi Fronk. Each member of our Compensation Committee is an independent director.  Mr. Dinning serves as the chairman of the Compensation Committee. Our Compensation Committee discharges the Board’s responsibilities relating to compensation of the Company’s executive officers. The Compensation Committee reviews and approves for the CEO and the other executive officers of the Company (i) the annual base salary, (ii) the annual incentive bonus, including the specific goals and amount, (iii) equity compensation, (iv) employment agreements, severance arrangements, and change in control agreements/provisions, and (v) any other benefits, compensation or arrangements. The Compensation Committee will have overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company and administering the Company’s equity compensation plans.

Our Nominating Committee consists of Michel Yvan Stinglhamber, Rudi Fronk and Eliseo Gonzalez-Urien. Each member of our Nominating Committee is an independent director.  Mr. Fronk serves as the chairman of the Nominating Committee. The Nominating Committee’s responsibilities are to (i) identify individuals qualified to become Board members; (ii) select, or recommend to the Board, director nominees for each election of directors, (iii) develop and recommend to the Board criteria for selecting qualified director candidates, and (iv) consider committee member qualifications, appointment and removal.

Until his resignation on March 11, 2009, Ian Talbot served on the Audit, Compensation and Nominating Committees and was considered independent. Until his resignation on March 20, 2009, Daniel Hachey served on the Compensation and Nominating Committees.

During our last fiscal year our Board met a total of 22 times, our Audit Committee met four times, our Nominating Committee met twice and our Compensation Committee met twice. All of our directors attended at least 75% of our Board meetings.

We anticipate that our Board and the committees will continue to meet on a periodic basis throughout the year.

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

On March 13, 2008, the SEC suspended trading in 26 securities, including Paramount. The trading halt was for a period of ten days. Following the issuance of the order, Paramount undertook to demonstrate that there were no improprieties with respect to the issuance of its common stock, that all shares of common stock were validly issued and outstanding and that all shares of common stock contained a proper CUSIP number. No further action was taken by the SEC following presentation of this information.

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

Compensation of Directors

Except as set forth herein, our directors do not receive cash compensation for their services as directors or members of committees of our Board. Directors are however, reimbursed for their reasonable expenses incurred in attending Board or committee meetings. As more fully set forth under Item 11. “Executive Compensation,” our directors have been issued shares of our common stock in consideration for their service on the Board and for their serving on various committees of the Board.

Michel Stinglhamber is paid a fee of $2,000 per month for serving on our Board.

Terms of Office

Our directors are appointed for one-year terms to hold office or until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our directors were recently approved by our stockholders at the Company’s annual meeting held February 24, 2009. The Board appointed Messrs. Fronk and Gonzalez-Urien as directors in March 2009. Our officers are appointed by our Board and hold office until removed by our Board.

Family Relationships

There are no family relationships among our directors and/or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the fiscal year ended June 30, 2009, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

Code of Ethics

The Company has adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics can be reviewed on our corporate website located at www.paramountgold.com. We intend to satisfy the disclosure requirements regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on our corporate website.

Item 11.

Executive Compensation.

Overview of Compensation Program

Our compensation philosophy is based on our belief that our compensation programs should: be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. We seek to achieve three objectives, which serve as guidelines in making compensation decisions:

(1)

Providing a total compensation package which is competitive and therefore enables us to attract and retain, high-caliber executive personnel;

(2)

Integrating compensation programs with our short-term and long-term strategic plan and business objectives; and

(3)

Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentive through equity ownership.

We compensate our officers with cash compensation, common stock and common stock options. Neither our Compensation Committee nor our Board has established any quantifiable criteria with respect to the level of compensation, stock grants or options. Rather, the Compensation Committee evaluates cash, stock grants and stock options paid to similarly situated mining companies.

With respect to stock grants and options issued to the Company’s officers and directors, the Compensation Committee considers an overall compensation package that includes both cash and stock based compensation which would be in line with the Company’s overall operations and compensation levels paid to similarly situated mining companies. The Compensation Committee grants stock options under our various Stock Incentive and Compensation Plans (the “Plans”). Pursuant to the Plans, the Compensation Committee may grant non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“ISOs”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“SARs”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants. To date, the Compensation Committee has recommended and our Board has approved the grant of restricted stock awards and stock options to officers and directors. Under the various Plans, the Compensation Committee has the ability to determine the vesting schedule for any award.

All stock options were granted at the market on the date of grant. Under GAAP we were required to value these grants based on the date of grant. The dollar value of both the stock options and the stock awards are accounting entries and do not necessarily reflect actual compensation received by any of our officers.

The Company has no formalized any employment agreement with either Mr. Crupi or Mr. Reed. Rather, our Compensation Committee meets annually to recommend a salary commensurate to their experience, service and contributions to the Company.

The Company has not entered into change in control agreements with the Named Executive Officers (defined below) and does not maintain any retirement plans.

The following table discloses compensation paid during the fiscal years ended June 30, 2009 and 2008 to the Company’s Chief Executive Officer and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended June 30, 2009 (collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)(2)	Option Awards ($) (1)(2)(3)	Total ($)
Christopher Crupi President/CEO Director	2009 2008	184,000 156,000	58,830	27,000 792,000	40,996 560,000	310,826 1,508,000
Charles Reed V.P./Director	2009 2008	150,000 166,000		68,020 79,200	40,996 560,000	259,016 805,200

———————

(1)

The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years indicated in accordance with SFAS No. 123(R). These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

(2)

Reflects the dollar value of all stock awards and stock options which we have disclosed in our financial statements. Our audited financial statements have been filed with the SEC and included in our Annual Reports on Form 10-K for the years ended June 30, 2009 and 2008.

(3)

All stock option awards are fully vested.

The following table provides information regarding stock options held by our Named Executive Officers as of June 30, 2009. The following table reflects, for each of our Named Executive Officers, options which are unexercised, stock awards that have not vested, and other Plan awards which were outstanding as of June 30, 2009:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	No. of Securities Underlying Unexercised Options	Expiration Date	Option Exercise Price
Charles W. Reed	400,000	8/22/12	$0.65
	400,000	10/11/11	$0.65
	200,000	2/23/13	$0.65
Christopher Crupi	400,000	8/22/12	$0.65
	400,000	10/11/11	$0.65
	200,000	3/23/13	$0.65

Board Compensation

Our policy with respect to director compensation is similar to our compensation policy which we apply to our executive officers. Specifically, we try to utilize equity based compensation packages, to attract, motivate, engage and retain highly qualified directors. We do provide cash compensation to directors who devote significant time and efforts to our operations.

In the case of Mr. Stinglhamber, we pay him a monthly cash fee of $2,000 to compensate him for his service on our Board and travelling on behalf of the corporation within Mexcio and to Mexico DF. We will also provide cash compensation to directors who identify potential funding sources, participate in negotiating potential transactions and work with our investment bankers to finalize significant financings.

Our Compensation Committee also determined that board members should be treated equally, that each board member brings unique talents to the Board and that authorizing disproportionate compensation to the various board members would create dissention and ultimately hinder the Company’s growth. Different levels of stock based compensation as set forth in the table below were based on the value of our common stock on the date of grant. Similarly, the Compensation Committee believes that, depending upon the length of service to the Board, stock option grants should be equitable for all Board members. Additional stock options are granted for serving on the various board committees and in consideration for serving as a committee chairman. Differences in the dollar value of the option grants were based on the date of grant.

Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of committees of the Board. Board members are also granted stock options for serving on our Board and are issued stock options for each committee on which a member serves.

It should be noted that the stock grants were awarded on the condition that the shares of common stock could not be sold for a period of one year. By requiring a one year holding period, our directors were given the incentive to strive for shareholder value despite declining market conditions.

All stock options were granted at the market on the date of grant. Under GAAP we were required to value these grants based on the date of grant. The dollar value of both the stock options and the stock awards are accounting entries and do not necessarily reflect actual compensation received by any of our officers.

The following table discloses compensation paid to our directors during the last fiscal year.

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED JUNE 30, 2009
Name (1)	Fees paid or earned in cash ($)	Stock awards ($) (2)(3)	Option awards ($) (2)(3)	Total ($)
John Carden	10,000	27,045	4,100	41,145
Michel Yvan Stinglhamber	24,000	41,184	4,100	69,284
Rudi Fronk				-0-
Eliseo Gonzalez-Urien			14,277	14,277
Daniel Hachey (4)		54,000	4,100	58,100
Ian Talbot(4)				-0-
Robert Dinning		59,618	22,548	82,166

———————

(1)

Compensation for Messrs. Crupi and Reed is included in the Summary Compensation Table above.

(2)

The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years indicated in accordance with SFAS No. 123(R). These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named directors.

(3)

Reflects the dollar value of all stock awards and stock options which we have disclosed in our financial statements. Our audited financial statements have been filed with the SEC and included in our Annual Report for the years ended June 30, 2009 and 2008.

(4)

Mr. Hachey resigned from the Board on March 20, 2009 and Mr. Talbot resigned from the Board on March 11, 2009.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 31, 2009 with respect to the beneficial ownership of the Company’s common stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company’s common stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group. (The foregoing calculations are based on 83,063,650 shares of common stock issued and outstanding.)

Name	No. of Shares of Common Stock and Options (14)	No. of Options	Percent of Class(15)
Christopher Crupi(1)	4,768,900	1,000,000	5.74
Tara Gold Resources Corp.(2)	7,350,000		8.84
Rudi Fronk (3)	-0-		0
Libra Advisors Inc.(4)	4,375,100	2,187,550	5.26
Charles Reed (5)	1,572,000	1,000,000	1.89
Michel Yvan Stinglhamber (6)	322,343	200,000	*
FCMI Financial Corp. (7)	24,000,000	12,000,000	28.89
John Carden (8)	345,000	200,000	*
Eliseo Gonzalez-Urien(9)	160,000	160,000(16)	*
Michael Clancy (10)	175,000	75,000	*
Lucie Letellier (11)	292,460	150,000	*
Robert Dinning(12)	250,000	160,000	*
Mineral Fields Group(13)	7,272,726	3,636,362	8.75
(All officers and directors as a group 9 persons)	7,885,703		9.49%

———————

* Less than 1%

(1)

The business address for Mr. Crupi is c/o Paramount Gold and Silver Corp., Suite 110, 346 Waverley Street, Ottawa, Canada K2P 0W5.

(2)

The mailing address for Tara Gold Resources Corp. is 2162 Acorn Court, Wheaton, Illinois 60187.

(3)

Mr. Fronk has a 7.5% profit participation in the 12,000,000 common shares of Paramount currently owned by FCMI Financial Corporation (“FCMI”), subject to certain exceptions as to an additional 12,000,000 common shares underlying warrants. In computing FCMI’s gain on sale of its common shares, the shares would be valued at their cost, plus annual percentage increases to the cost, ranging from 10% to 20% per annum. The decision to sell said common shares, and also to vote them, is at the sole discretion of FCMI. Mr. Fronk’s business address is c/o Seabridge Gold Inc., 106 Front Street East, 4th Floor, Toronto. ON  M5A 1E1 Canada.

(4)

he mailing address for Libra Advisors Inc. is 909 Third Avenue, 29th Floor, New York, New York 10022.

(5)

The mailing address for Charles Reed is 4905 N. Calle Faja,Tucson, Arizona.

(6)

The mailing address for Michel Yvan Stinglhamber is Fraccionamiento La Piedra, “Malecon por El Moro” Privada Pelicano 2, La Paz-”Baja California Sur” C.P. 23010 Mexico.

(7)

The mailing address for FCMI Financial Corp. is Suite 250, BCE Place, 181 Bay Street, Toronto, Ontario, Canada M3J 2T2.

(8)

The mailing address for John Carden is 925 N. Homestead Drive, Liberty Lake, WA 99019.

(9)

The mailing address for Eliseo Gonzalez-Urien is 10911 Corp Ranch Road,  Ashland , Oregon 97520.

(10)

The business address for Michael Clancy is 160 Elgin Street, Ottawa, Ontario Canada K1P 1C3

(11)

The mailing address for Lucie Letellier is 679 Route 105, Chelsea, Quebec, Canada J9B 1L2

(12)

The mailing address for Robert Dinning is #12-1900 Indian River Creek, North Vancouver, British Columbia Canada V7G 2R1

(13)

The mailing address for Mineral Fields Group is Suite 210, 110 Finch Avenue West Toronto, Ontario, Canada M3J 2T2.

(14)

Under Exchange Act Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2009.

(15)

Based on the number of currently issued and outstanding shares of common stock and warrants owned by the shareholder as a fraction of the total number of issued and outstanding shares of common stock.

(16)

Stock options vest as to 1/3rd upon ten day closing trading values of $2.00, 1/3rd upon ten day closing trading values of $2.50 and 1/3rd upon 10 day closing trading values of $3.00. (The ten days do not have to be a consecutive ten day period

The following table is a summary of our equity compensation plans as of June 30, 2009:

Equity Compensation Plan Information(1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,385,000	$0.99	1,120,000
Equity compensation plans not approved by security holders (1)	3,202,000	$0.65	618,462
Total	4,587,000	$0.75	1,738,462

At the annual meeting of stockholders held on February 24, 2009, our stockholders authorized the Board to reset the exercise price of all our outstanding stock options. The reset price would be equal to the greater of $0.50 per share or the closing bid price of our common stock on the effective date which the Board chooses to reprice the options. The effective date for the pricing of our options was February 24, 2009 and the new exercise price of our options is $0.65 per share.

———————

(1)

Represents our 2006/07 Stock Incentive and Compensation Plan the terms and conditions of which are similar in all material respects to our 2008/09 Stock Incentive and Compensation Plan.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

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

(d)

any immediate family member of any of the foregoing persons, other than a tenant or employee, who has the same house as such person.

Since June 30, 2008, directors received payments on account of professional fees and reimbursement of expenses in the amount of $478,939 (2008: $437,178).

During our last fiscal year, we issued 458,095 shares of common stock to directors for services rendered at trading value of $0.36 to $0.65 per share for total consideration of $262,428.

In 2006, the Company entered into a premises lease agreement for office space in Ottawa with a corporation in which Christopher Crupi is a shareholder and was formerly a director.

Information regarding director independence is set forth under Item 10 “Directors, Executive Officers and Corporate Governance.”

Item 14.

Principal Accountant Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $40,000 and $58,000 for the audit of our annual financial statements for the fiscal years ended June 30, 2009 and 2008, respectively, and $19,500 and $18,000 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended June 30, 2009 and 2008 respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fee.” There were no such fees billed for the fiscal years ended June 30, 2009 and 2008.

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended June 30, 2009 and 2008.

Our Audit Committee was established in May 2007. In discharging its oversight responsibility as to the audit process, the Audit Committee obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence.”

Discussions with Audit Committee. Our Audit Committee discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Audit Committee also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Audit Committee reviewed with the independent auditors their management letter on internal controls.

The Audit Committee discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Audit Committee reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2009 with management, the entire Board and with the independent auditors. Management has the responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the entire Board approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended June 30, 2009, for filing with the SEC.

Pre-Approval Policies and Procedures

In accordance with the Audit Committee Charter, all audit (including audit-related) and non-audit services performed by HLB Cinnamon Jang Willoughby & Company, as described above, were pre-approved by the Audit Committee, which concluded that the provision of such services by our independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee Charter authorizes the Audit Committee to appoint a subcommittee of one or more members of the Audit Committee and/or to pre-approve non-audit services by establishing detailed pre-approval policies as to the particular service, provided that the Audit Committee is informed of each service pre-approved (no less frequently than at each meeting of the Audit Committee) and that no pre-approval shall be delegated to Paramount’s management except as permitted by applicable law and regulation. In considering whether to pre-approve any non-audit services, the Audit Committee (or its delegees) considers whether the provision of such services is compatible with maintaining the independence of our independent registered public accounting firm.

PART V

Item 15.

Exhibits, Financial Statement Schedules.

a.

The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND 2008

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2009 AND 2008 AND CUMULATIVE LOSSES SINCE INCEPTION MARCH 29, 2005 TO JUNE 30, 2009.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2009 AND JUNE 30, 2008 AND CUMULATIVE SINCE INCEPTION TO JUNE 30, 2009

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED JUNE 30, 2009

NOTES TO FINANCIAL STATEMENTS

b.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Binding Letter Agreement, dated July 20, 2009, between the Company and Klondex Mines Ltd., incorporated by reference to Exhibit 2.1 to Form 8-K filed July 22, 2009
3.1	Certificate of Incorporation, effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10-SB filed November 2, 2005
3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8-K filed August 28, 2007
3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8-K filed February 26, 2009
3.3	Restated Bylaws, effective April 18, 2005 (filed herewith)
4.1	Registration Rights Agreement, dated March 30, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2007
4.2	Form of Investor Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2007
4.3	Form of Broker Warrant, incorporated by reference to Exhibit 10.4 to Form 8-K filed April 6, 2007
4.4	Warrant Certificate, dated March 20, 2009, issued by the Company to Dahlman Rose & Company LLC, incorporated by reference to Exhibit 4.1 to Form 8-K/A filed April 21, 2009
10.1	Option Agreement on San Miguel properties, dated December 19, 2005, incorporated by reference to Exhibit 10.11 to our Amendment to Form 10-SB filed February 9, 2006
10.2	Agency Agreement with Blackmont Capital, Inc., et al., dated March 30, 2007, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2007
10.3	Agreement of Purchase and Sale between the Company and Tara Gold Resources, dated August 22, 2008, incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2008
10.4	Forebearance Agreement between the Company and Mexoro Minerals Ltd., dated March 17, 2009, incorporated by reference to Exhibit 10.5 to Form 8-K on March 23, 2009

Exhibit Number	Description
10.5	Letter Agreement for Purchase and Sale of Magnetic Resources Ltd., dated February 12, 2009, incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 23, 2009
10.6	Letter Agreement for Assignment of Option Agreement between the Company and Garibaldi Resources Corp., dated February 2, 2009, incorporated by reference to Exhibit 10.7 to Form 8-K on March 23, 2009
10.7*	2006/07 Stock Incentive and Compensation Plan, incorporated by reference to Exhibit 10.1 to Form S-8 filed November 8, 2006
10.8*	2007/08 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit A to our proxy statement filed June 29, 2007
10.9*	2008/09 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit B to our proxy statement filed January 8, 2009
10.10	Financial Advisory Services Agreement, effective March 1, 2009, by and between the Company and Dahlman Rose & Company LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2009
10.11	Form of Klondex Support Agreement, incorporated by reference to Schedule “A” to Exhibit 2.1 to Form 8-K filed July 22, 2009
10.12	Form of Paramount Support Agreement, incorporated by reference to Schedule “B” to Exhibit 2.1 to Form 8-K filed July 22, 2009
10.13	Support Agreement between the Company and FCMI Financial Corporation, dated August 5, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2009
10.14	Support Agreement between the Company and Garibaldi Resources Corp., dated August 5, 2009, incorporated by reference to Exhibit 10.2 to Form 8-K filed August 6, 2009
23	Consent of HLB Cinnamon Jang Willoughby & Company (filed herewith)
24	Power of attorney (see signature page)
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

———————

*

Denotes management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
President and Chief Executive Officer (principal executive officer)

Date: September 28, 2009

By:	/s/ LUCIE LETELLIER
Lucie Letellier
Chief Financial Officer (principal financial and accounting officer)

Date: September 28, 2009

POWER OF ATTORNEY

By signing this Annual Report on Form 10-K below, I hereby appoint Christopher Crupi as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize my attorney-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorney-in-fact and by any properly appointed substitute attorney-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	President and Chief Executive Officer/Director	September 28, 2009
Christopher Crupi

/s/ CHARLES REED	Vice President/Director	September 28, 2009
Charles Reed

/s/ LUCIE LETELLIER	Chief Financial Officer	September 28, 2009
Lucie Letellier

/s/ JOHN CARDEN	Director	September 28, 2009
John Carden

/s/ RUDI P. FRONK	Director	September 28, 2009
Rudi P. Fronk

/s/ ELISEO GONZALEZ-URIEN	Director	September 28, 2009
Eliseo Gonzalez-Urien

/s/ MICHEL YVAN STINGLHAMBER	Director	September 28, 2009
Michel Yvan Stinglhamber

/s/ ROBERT DINNING	Director	September 28, 2009
Robert Dinning

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Index to Consolidated Financial Statements

(Audited)

Year ended June 30, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold and Silver Corp. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheets of Paramount Gold and Silver Corp. as at June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and from the date of inception (March 29, 2005) through June 30, 2009.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and from the date of inception (March 29, 2005) through June 30, 2009 in conformity with generally accepted accounting principles in the United States of America.

“Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, BC, Canada

September 8, 2009 except for note 14, as to which the date is September 24, 2009

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Audited)

As at June 30, 2009 and June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	As at June 30, 2009 (Audited)	As at June 30, 2008 (Audited)
Assets

Current Assets

Cash and cash equivalents	$7,040,999	$3,199,848
Amounts receivable	221,267	1,384,492
Notes Receivable (Note 9)	91,365	870,000
Prepaid and Deposits	82,583	379,348
Term deposit	1,063,772	—
	8,499,986	5,833,688
Long Term Assets

Mineral properties (Note 7)	18,436,951	4,738,747
Fixed assets (Note 8)	520,858	354,996
Term deposit	—	1,004,897
	18,957,809	6,098,640

	$27,457,795	$11,932,328

Liabilities and Shareholder’s Equity

Liabilities

Current Liabilities

Accounts payable	$383,445	$1,714,620

Shareholder’s Equity

Capital stock (Note 5)	83,018	48,541
Additional paid in capital	52,506,278	32,604,284
Contributed surplus	17,969,510	13,540,945
Deficit accumulated during the exploration stage	(43,197,264)	(35,956,085)
Cumulative translation adjustment	(287,192)	(19,977
	27,074,350	10,217,708

	$27,457,795	$11,932,328

Commitments (Note 13) Subsequent Events (Note 15)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Operations (Audited)

For the Year Ended June 30, 2009 and June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	Year Ended June 30, 2009	Year Ended June 30, 2008	Cumulative Since Inception March 29, 2005 to June 30, 2009
Revenue

Interest Income	$249,082	$457,562	$982,109

Expenses:
Incorporation Costs	—	—	1,773
Exploration	1,548,330	7,575,155	14,016,407
Professional Fees	1,013,820	1,429,979	3,257,566
Travel & Lodging	228,920	429,494	856,606
Geologist Fees & Expenses	722,154	826,504	2,585,209
Corporate Communications	260,907	539,304	1,147,505
Consulting Fees	161,141	182,357	643,375
Marketing	542,279	932,777	1,637,453
Office & Administration	881,726	511,096	1,661,239
Interest & Service Charges	18,987	11,281	39,198
Loss on disposal of Fixed Assets	44,669	—	44,669
Insurance	76,705	90,701	228,068
Amortization	99,010	95,627	229,912
Rent	78,974	92,606	265,444
Miscellaneous	91,592	93,384	184,976
Financing	(12,005)	(3,843)	(22,024)
Stock Based Compensation	1,733,052	6,061,101	15,930,948
Write Down of Mineral Property	—	—	1,471,049
Total Expense	7,490,261	18,867,523	44,179,373

Net Loss	7,241,179	18,409,461	43,197,264
Other comprehensive loss
Foreign Currency Translation Adjustment	267,215	28,389	287,192

Total Comprehensive Loss for the Period	$7,508,394	$18,438,350	$43,449,177

Basic & Diluted Loss per Common Share	$0.11	$0.38

Weighted Average Number of Common Shares Used in Per Share Calculations	65,423,659	47,703,566

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Cash Flows (Audited)

For the Year Ended June 30, 2009 and June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008	Cumulative Since Inception to June 30, 2009
Operating Activities:

Net Loss	$(7,241,179)	$(18,409,961)	$(43,197,264)
Adjustment for:
Amortization	99,010	95,627	229,912
Loss on disposal of assets	44,669	—	44,669
Stock based compensation	1,733,052	6,061,101	16,147,684
Accrued interest	(58,875)	—	(58,875)
Write-down of mineral properties	—	—	—
(Increase) Decrease in accounts receivable	1,163,225	(415,594)	(196,438)
(Increase) Decrease in prepaid expenses	296,765	(174,298)	98,839)
Increase (Decrease) in accounts payable	(1,331,175)	703,254	151,424

Cash used in Operating Activities	(5,294,508)	(12,139,871)	(25,309,000)

Investing Activities:

Purchase of GIC receivable	—	(1,004,897)	(1,004,897)
Note receivable	800,000	(870,000)	(3,344,557)
Purchase of Mineral Properties	(469,754)	(1,040,308)	(825,918)
Purchase of Equipment	(340,962)	(179,114)	(70,000)

Cash used in Investing Activities	(9,754)	(3,094,319)	(5,245,372)

Financing Activities:
Increase (decrease) in demand notes payable	—	—	105,580
Issuance of capital stock	9,399,256	2,250,000	37,796,160

Cash from Financing Activities:	9,399,256	2,250,000	37,901,740

Effect of exchange rate changes on cash	(253,843)	(47,350)	(306,369)

Increase (Decrease) in Cash	3,841,151	(13,031,540)	7,040,999
Cash, beginning	3,199,848	16,231,388	—

Cash, ending	$7,040,999	$3,199,848	$7,040,999

Supplemental Cash Flow Disclosure:
Interest Received	$—	7,642	$7,642
Taxes Paid	—	—	—
Cash	180,225	1,679,114	1,859,339
Short term investments	6,887,139	17,752,121	24,639,260

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at Inception	—	$—	$—	$—	$—	$—	$—
Balance September 30, 2005	11,267,726	11,268	1,755	(1,773)	—		11,250

Capital issued for financing	34,000,000	34,000	—	—	—	—	34,000
Forward split	45,267,726	45,267	(45,267)	—	—	—	—
Returned to treasury	(61,660,000)	(61,660)	61,600	—	—	—	—
Capital issued for financing	1,301,159	1,301	3,316,886		—	—	3,318,187
Capital issued for services	280,000	280	452,370	—	—	—	452,650
Capital issued for mineral properties	510,000	510	1,033,286	—	—	—	1,033,796
Fair value of warrants	—	—	—	—	444,002	—	444,002
Net Income (loss)	—	—	—	(1,874,462)	—	—	(1,874,462)
Balance June 30, 2006	30,966,611	30,966	4,820,690	(1,876,235)	444,002	—	3,419,423

Capital issued for financing	11,988,676	11,990	15,225,207	—	—	—	15,237,197
Capital issued for services	3,107,500	3,107	7,431,343	—	—	—	7,434,450
Capital issued for mineral properties	400,000	400	1,159,600	—	—	—	1,160,000
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Fair value of warrants	—	—	—	—	7,546,270	—	7,546,270
Stock based compensation	—	—	—	—	2,169,050	—	2,169,050
Foreign currency translation adjustment	—	—	—	—	—	8,412	8,412
Net Income (loss)	—	—	—	(15,669,889)	—	—	(15,679,889)
Balance at June 30, 2007	46,502,478	$46,502	$28,742,381	$(17,546,124)	$10,159,322	$8,412	$21,410,493

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity (Continued)

For the Period Ended June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2007	46,502,478	$46,502	$28,742,381	$(17,546,124)	$10,159,322	$8,412	$21,410,493

Capital issued for financing	1,000,000	1,000	1,778,590	—	—	—	1,779,590
Capital issued for services	770,000	770	1,593,582	—	—	—	1,594,352
Capital issued for mineral properties	268,519	269	489,731	—	—	—	490,000
Fair Value of warrants	—	—	—	—	470,410		470,410
Stock based compensation	—	—	—	—	2,911,213	—	2,911,213
Foreign currency translation	—	—	—	—	—	(28,389)	(28,389)
Net Income (loss)	—	—	—	(18,409,961)	—	—	(18,409,961)
Balance at June 30, 2008	48,540,997	48,541	32,604,284	(35,956,085)	13,382,573	(19,977)	10,217,708

Capital issued for financing	16,707,791	16,707	5,828,684	—	—	—	5,845,391
Capital issued for services	1,184,804	1,185	683,437	—	—	—	684,622
Capital issued from stock options exercised	384,627	385	249,623	—	(237,008)	—	13,000
Capital issued for mineral properties	16,200,000	16,200	13,140,250	—	—	—	13,156,450
Fair Value of warrants	—	—	—	—	3,612,864	—	3,612,864
Stock based compensation	—	—	—	—	1,052,709	—	1,052,709
Foreign currency translation	—	—	—	—	—	(267,215)	(267,215)
Net Income (loss)	—	—	—	(7,241,179)	—	—	(7,241,179)
Balance at June 30, 2009	83,018,219	$83,018	$52,506,278	$(43,197,264)	$17,969,510	$(287,192)	$27,074,350

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

1.

Basis of Presentation:

a)

The Company, incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold, silver and precious metal properties. The Consolidated financial statements of Paramount Gold and Silver Corp. include the accounts of its wholly owned subsidiaries, Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, and Compania Minera Paramount SAC. On August 23, 2007 the board of directors and shareholders approved the name change from Paramount Gold Mining Corp. to Paramount Gold & Silver Corp.

These financial statements have been prepared in accordance with generally accepted accounting  principles in the United States of America. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s consolidated financial statements filed as part of the Company’s June 30, 2009, Year End Report on Form 10-K.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2009 and the consolidated results of operations and consolidated statements of cash flows for the year ended June 30, 2009.

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

For the Year Ended June 30, 2009

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

GIC

The GIC is non-redeemable until May 7, 2010 and bears an interest rate of 3.25% and has been pledged as collateral to support a letter of credit issued by a secured lender.

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

For the Year Ended June 30, 2009

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

For the Year Ended June 30, 2009

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

The functional currencies of the Company’s wholly-owned subsidiaries are the Mexican peso, the Canadian Dollar, and Peruvian sol. The financial statements of the subsidiaries are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

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

For the Year Ended June 30, 2009

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

Fair Value Option for Financial Assets

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

Fair Value Measurements

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

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

2.

Principal Accounting Policies: (Continued)

Fair Value Measurements (continued)

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

	Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
	$	$	$	$
Assets
Cash equivalents	7,040,999	7,040,999	—	—
Accounts receivable	221,267	221,267	—	—
Notes receivable	91,365	—	91,265	—
GIC	1,063,772	1,063,772	—	—

The Company’s cash equivalents and GIC are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities. The accounts receivable represent amounts due from a national government regarding refund of taxes. The notes receivable is classified within Level 2 of the fair value hierarchy.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

3.

Recent Accounting Pronouncements: (Continued)

(i)

Business Combinations

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. We will adopt SFAS 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “No controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the no controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. We will adopt SFAS 160 on July, 2009. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(ii)

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Accordingly, the Company will adopt SFAS 161 on July, 2009. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(iii)

SFAS 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

3.

Recent Accounting Pronouncements: (Continued)

No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of the Company’s financial results.

(iv)

SFAS 163

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt SFAS 160 on July 1, 2009. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

(v)

SFAS 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. We will adopt SFAS 160 on July 1, 2009. Management has evaluated the impact of the adoption of SFAS 165 and it has had no impact the Company’s results of operations, financial position or cash flows.

(vi)

SFAS 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”). SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability. SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. We will adopt SFAS 166 on July 1, 2009.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

3.

Recent Accounting Pronouncements: (Continued)

The Company has determined that the adoption of SFAS No. 166 will have no impact will have on its consolidated financial statements.

(vii)

SFAS 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter. The Company does not expect SFAS No. 167 to have a material impact on its financial statements.

(viii)

SFAS 168

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company’s results of operations, financial position or cash flows.

(ix)

APB 141

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

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

4.

Non-Cash Transactions:

During the years ended June 30, 2009 and 2008, the Company entered into certain non-cash activities as follows:

	2009	2008
Operating and Financing Activities
From issuance of shares for consulting and geological services	$684,617	$1,594,352
From issuance of shares for mineral property	$13,228,450	$490,000

During the year ended June 30, 2009, the Company issued 1,184,804 common shares (2008 – 770,000 common shares) in exchange of services rendered at trading values ranging between $0.36 and $0.65 per share for total consideration of $684,622 (2008 – $1,594,352) which has been expensed as stock-based compensation.

During the year ended June 30, 2009, the Company issued 6,000,000 common shares as payment on its purchase of the interest of Garibaldi Resources Corp. in the Temoris property, valued at $3,000,000.

During the year ended June 30, 2009, the Company issued 1,350,000 common shares as payment for the purchase of 100% of the shares of a company with other claims to the Temoris Concessions in Mexico. The share value was recorded at a trading value of $0.50 for a consideration of $675,000.

During the year ended June 30, 2009, the company issued 500,000 common shares as payment on the Vidette Lake property, share issuance was recorded at a trading value of $0.55 for total consideration of $275.000.

During the year ended June 30, 2009, the Company issued 7,650,000 common shares (2008 – 18,519) to purchase a mineral property valued at $8,928,450. This amount has been capitalized as mineral property acquisition costs (2008 - $50,000).

During the year ended June 30, 2009, the company issued 364,627 common shares (2008 – Nil) from cashless options exercised valued at $237,008.

5.

Capital Stock:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each. During the year ending June 30, 2009, the Company issued a total of 34,477,222 common shares which are summarized as follows:

	2009	2008
	Common Shares

Financing	16,707,791	1,000,000
Acquisition of mineral properties	16,200,000	268,519
For services	1,569,431	770,000
	34,477,222	2,038,519

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

5.

Capital Stock: (Continued)

During the year ending June 30, 2009, the Company issued 12,000,000 Units at a price of $0.60 (CDN $0.75) per Unit, for proceeds of $6,560,571 net of issuance costs. Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one common stock of the Company at an exercise price of $0.84 (CDN $1.05) for a period of four years. The company has allocated the fair value of the warrants of $3,363,000 to contributed surplus.  Pursuant to the private placement the Company issued 840,000 agent compensation warrants. Each agent compensation warrant entitles the holder to purchase one common stock of the Company at an exercise price of $0.84 (CDN $1.05) for a period of 4 years. The share purchase warrants are non transferrable and cannot be exercised until six months and one day after issuance.

During the year ending June 30, 2009, the Company issued 3,636,362 of Flow-Through Units at a price of $0.45 (CDN $0.55) per unit, for a total consideration of $1,636,362 (CDN $2,000,000). Each unit consists of 1 Flow Through common share and one common share purchase warrant. Each warrant entitles the holder thereof to acquire one non-flow through common share at a price of CDN $1.00 per common share to December 31, 2009. Subsequently to December 31, 2009, each warrant entitles the holder thereof to acquire one non-flow through common share at a price of CDN $1.25 per common share to December 31, 2010. A fair value of $218,236 has been allocated to the warrants issued in the transaction. The Company recorded share issuance costs of $134,036 pursuant to the private placement.

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

During the year ended March 31, 2009, the Company issued 6,500,000 common shares and $400,000 as payment for the full assignment to the Company of all legal beneficial rights in and to the Temoris Project in Mexico and the Option Agreement including brokers shares. The share value was recorded at a trading value of $0.50 for a consideration of $3,250,000.

During the year ended March 31, 2009, the Company issued 1,350,000 common shares as payment for the purchase of 100% of the shares of a company which held legal title to the claims to the Temoris Project in Mexico. The share value was recorded at a trading value of $0.50 for a total consideration of $675,000.

During the six month period ended December 31, 2008, the Company issued 7,650,000 common shares (2007 – 18,519) to purchase a mineral property valued at $8,928,450. This amount has been capitalised as mineral property acquisition costs (2007 - $50,000). This amount has been capitalised in mineral properties.

During the year ending June 30, 2009, the company issued 500,000 common shares as its initial interest in the Vidette Lake property option. The share issuance was recorded at a trading value of $0.55 for total consideration of $275,000.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

5.

Capital Stock: (Continued)

During the period ended March 31, 2009, the Company issued 166,555 common shares in exchange of services rendered at trading values between $0.36 and $0.64 for a total consideration of $65,516, this amount has been expensed as stock based compensation.

During the nine month period ended March 31, 2009, the Company issued 251,206 common shares (2007 – 125,000 common shares) in exchange of services rendered at trading values ranging between $1.27 and $0.64 per share for total consideration of $210,988 (2007 - $416,250). $210,988 (2007 - $68,413) has been expensed as stock based compensation.

During the year ended the company issued 425,000 common shares to its board of directors in consideration of the services provided. The total value of the shares given was $229,793 which as been expensed as stock based compensation.

During the year ended, the Company issued 342,043 common shares in exchange of services rendered at trading values ranging between $.82 and $0.39 per share for total consideration of $178,325. This has been expensed as stock based compensation.

During the year ended, the Company issued 384,627 common shares pursuant to exercise of stock options. The exercise price of these options was $.65 per share. Of the shares issued, 364,627 shares were issued from the cashless exercise of 790,000 options.

The following share purchase warrants and agent compensation warrants were outstanding at June 30, 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
Warrants	3.25	1,000,000	0.33
Warrants	.90	12,000,000	3.66
Agent compensation warrants	.90	840,000	3.66
Warrants	.85	4,209,117	1.50
Warrants	1.81	500,000.10
Warrants	2.15	35,715	1.10
Outstanding at June 30, 2009		186,74,832

During the year ending June 30, 2009 the Company issued 12,840,000 warrants pursuant to private placement agreements at an exercise price of $0.90 (CDN $1.05). The stock purchase warrants until exercisable until after year end.

During year ending June 30, 2009 the Company issued 4,209,117 warrants pursuant to private placement agreements (including broker compensation warrants) at an exercise price of $.85 ($1.00 Cad) to December 31, 2009. Subsequent to December 31, 2009 each warrant entitles the holder to acquire one common share at an exercise price of $1.07 ($1.25 Cad) to December 31, 2010.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

5.

Capital Stock: (Continued)

During the year ending June 30, 2009 the Company issued 500,000 warrants pursuant to a private placement agreement at an exercise price of $1.81 ($2.10 Cad) for a period of one year.

During the year ending June 30, 2009 the Company issued 35,715 warrants pursuant to a private placement agreement at an exercise price of $2.15 ($2.50 Cad) for a period of two years.

	June 30, 2009	June 30, 2008
Risk free interest rate	0.40% - 1.78%	4.50%
Expected life of warrants	1 - 2 years	2 years
Expected stock price volatility	58% - 110%	62%
Expected dividend yield	0%	0%

6.

Related Party Transactions:

During the year ended June 30, 2009, directors received payments on account of professional fees and reimbursement of expenses in the amount of $478,939 (2008: $437,178).

During the year ended June 30, 2009, the Company issued 458,095 common shares to directors (2008- 245,000 common shares) for services rendered at trading value of $0.36 to $0.65 (2008 - $1.75 to $1.98) per share for total consideration of $262,428 (2008 - $473,600).

During the year ended June 30, 2009 the Company made payments of $87,885 pursuant to a premises lease agreement with a corporation having a shareholder in common with a director of the company.

At year end the company has $30,453 owing to officers and directors of the company.

All transactions with related parties are made in the normal course of operations measured at exchange value.

7.

Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	2009	2008
San Francisco	$250,000	$—
Vidette Lake	275,000	—
Temoris	4,074,754	100,000
Iris	50,000	—
Morelos	100,000	—
San Miguel Groupings	11,517,282	2,468,832
La Blanca	507,564	507,564
Santa Cruz	44,226	44,226
Andrea	20,000	20,000
Gissel	625	625
Cotaruse	10,000	10,000
Elyca	1,587,500	1,587,500
	$18,436,951	$4,738,747

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

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

e.

Elyca

The company acquired the Elyca mining concession located in the municipality of Guazapares, State of Chihuahua for a total price of $1,000,000. Pursuant to the purchase agreement the company issued an additional 250,000 shares to Minera Rio Tinto; share issuance was recorded at a trading value of $1.76 for total consideration of $440,000.

f.

Temoris Project

A Letter of Intent was signed on September 19, 2008, for grant of option and joint venture on a portion of the Temoris Project controlled by Garibaldi Resources Corp and its Mexican wholly owned subsidiary Minera Pender S.A. de C.V. located in Chihuahua State, Mexico. The joint venture agreement would result in acquiring an interest in 17,208 hectares of property. The new agreement will cover approximately 6,657 hectares previously optioned in 2006 and adds several new parcels totaling 10,549 hectares under the umbrella of a joint venture.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

7.

Mineral Properties: (Continued)

f.

Temoris Project (Continued)

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

Total purchase price	775,000

Garibaldi mineral property	604,754
Iris mineral royalty	50,000
Morelos mineral property	100,000
Other asset	20,246
775,000

Upon earning a 70% joint venture interest, Paramount may increase its interest to 80% within 30 months of the signing of the Agreement, exclusively and limited to the approximately 6,657 hectares referred to in the October 6, 2006, agreement.

On March 19, 2009 the company closed an agreement with Garibaldi Resources Corp. in which the company acquired the outstanding option on the Temoris project. The option covers an area of approximately 54,000 hectares adjacent to the San Miguel groupings and Andrea project. In consideration for the acquisition, the company paid Garibaldi $400,000 and issued six million shares of the company’s legended common stock. The shares of Common stock were delivered to an escrow agent who will release 500,000 shares of common stock six months from the date of closing and an additional 500,000 shares of common stock every three months thereafter.

On February 12, 2009, the company acquired all of the issued and outstanding shares of common stock of Magnetic Resources Ltd. (“Magnetic”). Magnetic is the sole beneficial shareholder of Minera Gama, S.A. de C.V. which holds interest in various mineral concessions in Mexico known as the Temoris Project and the Morelos Project and also holds a royalty of the Iris Project.

In consideration for the acquisition of all of the issued and outstanding common shares (which was 8.4 million) of Magnetic and the assumption and discharge of the shareholder loans, the company issued to the shareholders of Magnetic 1,350,000 shares of the company’s common stock valued at $675,000 and an advisor was paid a finder’s fee of 200,000 common shares of the company valued at $100,000. All shares were issued pursuant to the Company’s Shelf Registration Statement.

These financial statements reflect income earned and expenses incurred of Magnetic Resources Ltd. as of February 12, 2009. The following is the purchase price allocation at date of acquisition:

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

7.

Mineral Properties: (Continued)

g.

Vidette Lake

Paramount entered into an option agreement to acquire an interest in the Vidette Lake Gold Mine in British Columbia, Canada. Paramount issued 500,000 common shares to earn an initial 25% interest and can earn a further 25% interest by expending $300,000 of exploration expenditures, making a cash payment of $100,000 and by issuing an additional 100,000 common shares. Once Paramount has increased its interest to 50% it may increase its interest to 90% any time prior to December 31, 2010 by expending an additional sum of $600,000 on exploration and issuing 400,000 common shares. Once Paramount has increased its interest to 90% and exercises its option, a joint venture agreement will be created.

8.

Fixed Assets:

		Accumulated	Net Book Value
	Cost	Amortization	2009	2008
Property and Equipment	$701,386	$180,528	$520,858	$354,996

During the year ended June 30, 2009, total additions to property, plant and equipment were $340,962 (2008- $178,730). During the year ended June 30, 2009 the Company recorded depreciation of $99,010.

9.

Notes Receivable:

The Company holds convertible notes receivable with face value of $70,000 plus accrued interest issued by Mexoro Minerals Ltd. pursuant to a Letter of Intent dated May 2, 2008 between Mexoro Minerals Ltd. (“Mexoro”) and Paramount Gold and Silver Corp. (“Paramount”) with respect to the proposed Strategic Alliance between Mexoro and Paramount. The interest rate of the convertible notes is 8% but by mutual agreement, no interest was accrued for the three months ending June 30, 2009.

	Maturity Date	Interest Rate	June 30, 2009	June 30, 2008
Note Receivable – Mexoro Minerals	September 18, 2009	8% per annum	$70,000	$370,000
Note Receivable – Mexoro Minerals	May 7, 2009	8% per annum	—	500,000
	July 10, 2009	8% per annum	—	—
Accrued Interest	—	—	21,364	—
			$91,364	$870,000

The notes are convertible to units of one common share and one half common share purchase warrant of Mexoro Minerals Ltd. at a price of $0.50 per unit. The Company entered into a forbearance agreement with Mexoro pursuant to which Mexoro repaid $1,000,000 of the principal balance during the period ended March 31, 2009, and $300,000 of the principal balance during the period ended June 30, 2009, and agreed to increase the remaining principal by $127,500 plus anticipated legal fees of $15,000. The $127,500 plus legal fees are to be repaid on or before April 30, 2009. In consideration of the Company’s forbearance, Mexoro also agreed to issue to the Company 225,000 common shares of Mexoro.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

9.

Notes Receivable (continued):

On May 19, 2009 the Company entered into a letter of agreement with Mexoro Minerals Ltd. to acquire all its legal and beneficial interest to 12 mining concessions adjacent to Paramount’s San Miguel Project resource areas in Chihuahua, Mexico . The purchase price is $3.7 million and all underlying property payments are to be deferred for 36 months and further, if Paramount or its assets are sold within this period an additional payment will be made to the vendors. Any amounts owing to Paramount by Mexoro on closing will be paid out of the closing proceeds. The transaction is subject to due diligence and other conditions and is expected to close subsequent to year end. All previous agreements including the strategic alliance will be terminated on closing.

10.

Segmented Information:

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities.

Loss for the year by geographical segment for the year ended June 30, 2009:

	United States	Peru	Mexico	Total
Interest income	$194,636	$25,785	$28,661	$249,082

Expenses:
Exploration	368,648	52,577	1,127,105	1,548,330
Professional fees	986,843	—	26,977	1,013,820
Travel and lodging	228,920	—	-	228,920
Geologist fees and expenses	489,762	—	232,392	722,154
Corporate communications	260,907	—	—	260,907
Consulting fees	161,141	—	—	161,141
Marketing	542,279	—	—	542,279
Office and administration	224,967	62,876	593,883	881,726
Interest and service charges	17,540	65	1,382	18,987
Loss on Disposal of Assets	—	44,669	—	44,669
Insurance	54,493	—	22,212	76,705
Amortization	45,501	5,258	48,251	99,010
Rent	78,974	—	—	78,974
Financing	91,592	—	—	91,592
Miscellaneous	(12,005)	—	—	(12,005)
Stock based compensation	1,733,052	—	—	1,733,052
Total Expenses	5,272,614	165,445	2,052,202	7,490,261
Net loss	$5,077,978	$139,660	$2,023,541	$7,241,179

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

10.

Segmented Information (Continued):

Loss for the year by geographical segment for the year ended June 30, 2008:

	United States	Peru	Mexico	Total
Interest income	$454,241	$—	$3,322	$457,562

Expenses:
Exploration (note 15)	(869,376)	(54,597)	8,499,128	7,575,154
Professional fees	1,357,218	—	416	1,357,634
Travel and lodging	429,494	—	—	429,494
Geologist fees and expenses	436,954	81,002	308,548	826,504
Corporate communications	539,304	—	—	539,304
Consulting fees	182,357	—	—	182,357
Marketing	932,777	—	—	932,777
Office and administration	366,628	135,180	13	501,821
Interest and service charges	7,752	109	3,420	11,281
Franchise taxes	9,275	—	—	9,275
Insurance	68,222	—	22,479	90,701
Legal fees- Mexoro	27,396	—	—	27,396
DTC expenses	44,949	—	—	44,949
Amortization	34,137	32,854	28,635	95,627
Rent	92,606	—	—	92,606
Financing	93,384	—	—	93,384
Miscellaneous	(3,843)	—	—	(3,843)
Stock based compensation	6,061,101	—	—	6,061,101
Total Expenses	9,591,964	194,547	8,697,109	18,701,992
Net loss	$9,356,096	$194,547	$8,859,318	$18,409,961

Assets by geographical segment:

	United States	Peru	Mexico	Total

June 30, 2009
Mineral properties	$—	$10,000	$18,426,951		$18,436,951
Equipment	125,908	—	394,950		520,858

June 30, 2008
Mineral properties	—	10,000	4,728,747		4,738,747
Equipment	$146,081	$80,118	$128,797	$$	354,996

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

11.

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

Changes in the Company’s stock options for the year ending June 30, 2009 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of period	4,794,500	$2.43

Cancelled	797,071	2.46
Exercised	815,429.65
Granted	1,305,000	1.11

Balance, end of period	4,487,000	$0.78

At June 30, 2009, there were 4,487,000 exercisable options outstanding. Options outstanding above that have not been vested at year end amount to 735,000 which have a maximum service term of 1 - 4 years and weighted average exercise price of $1.46. The vesting of these options is dependent on market conditions which have yet to be met at year end. Total compensation cost recognized during the year with respect to these was $65,589.

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

2009
Risk free interest rate	0.50% - .91%
Expected dividend yield	0%
Expected stock price volatility	121% - 123%
Expected life of options	1 to 2 years

During the year ended June 30, 2009 the Company recognized stock based compensation expense in the amount of $1,733,052. The company recognized additional compensation expense of $438,530 on the modification of the exercise price of all options outstanding to $0.65 per option.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

12.

Commitments:

Premises Lease

By a lease agreement dated July 6, 2006, with a company having a shareholder in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration; 2009 - $87,885.

13.

Differences Between US and Canadian Generally Accepted Accounting Principles:

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Set out below are the material adjustments to net loss for the years ending June 30, 2009 and 2008 and to stockholders’ equity at June 30, 2009 and 2008 in order to conform to accounting principles generally accepted in Canada (“Canadian GAAP”).

Statement of Loss	Year ended June 30, 2009	Year ended June 30, 2008

Net loss based on US GAAP	$(7,241,179)	$(18,409,961)
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	1,548,330	8,004,2479
Net loss for the period based on Canadian GAAP	$(5,692,849)	$(10,405,672)

Stockholders’ Equity	June 30, 2009	June 30, 2008

Stockholders’ Equity based on US GAAP	$27,074,350	$10,217,708
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	14,016,407	10,923,964
Stockholders’ Equity based on Canadian GAAP	$41,090,757	$21,141,672

The following sets out the material balance sheet differences between Canadian and U.S. GAAP:

Mineral Properties	June 30, 2009	June 30, 2008

US GAAP	$18,436,951	$4,738,747
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	14,016,407	10,923,964
Canadian GAAP	$32,453,358	$15,662,711

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

13.

Differences Between US and Canadian Generally Accepted Accounting Principles (Continued):

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

(b)

Statement of Cash Flows

As a result of the treatment of mining interests under item (a) above, cash expended for the exploration costs would have been classified as investing rather than operating, resulting in the following totals under Canadian GAAP:

	June 30, 2009	June 30, 2008

Cash used in operating activities	$(3,746,178)	$(4,135,582)
Cash used in investing activities	(1,558,084)	(11,098,608)

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

13.

Differences Between US and Canadian Generally Accepted Accounting Principles (Continued):

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

14.

Subsequent events:

Subsequent events noted below have been identified as of September 24, 2009.

On July 20, 2009, Paramount and Klondex Mines Ltd.(“Klondex”) entered into a binding letter agreement (the “Letter Agreement”) to combine the two companies under a plan of arrangement structure, subject to certain stockholder/shareholder approvals and other approvals (the “Transaction”). Pursuant to the Letter Agreement, each Klondex share was to be exchanged for 1.45 Paramount shares of common stock, implying a purchase price of C$2.32 per Klondex common share using closing share prices for both companies on the TSX on July 17, 2009. Both Paramount and Klondex agreed to obtain support agreements from each of their respective directors and certain of their shareholders/stockholders to vote any shares which they control in favor of the Transaction.

Under the terms of the Transaction, Klondex shareholders were to receive 1.45 shares of common stock of Paramount for each common share of Klondex. All options and warrants of Klondex outstanding at the time of the Transaction were to be exchanged for options and warrants of Paramount on the same basis. On closing of the Transaction, Klondex was to become a wholly-owned subsidiary of Paramount. Following closing of the Transaction, one Klondex director was to join the Paramount Board of Directors. The letter agreement setting out the Transaction included a commitment by Klondex not to solicit alternative transactions to the proposed Transaction. Paramount was also provided with certain other rights customary for a transaction of this nature, including the right to match competing offers made to Klondex. The letter agreement also provided a reciprocal break fee of US$2.85 million to be payable by each of the parties under certain circumstances. The letter agreement provided a basis for the preparation of a definitive agreement which also included representations and warranties and covenants customary for a transaction of this nature.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

14.

Subsequent events (continued):

In a press release dated September 24, 2009, Klondex formally terminated the Letter Agreement. Klondex stated that Paramount’s public disclosure record as of November 20, 2009 contained material misstatements and omissions regarding the inferred resource at Paramount’s San Miguel Project in Mexico. Further, Klondex stated that it believes it is entitled to a reverse break fee of US$2.85 million plus damages.

Management of Paramount has stated that it believes Klondex’s claim is without merit and the issues raised by Klondex regarding Paramount’s technical report are minor in nature and have no adverse impact on the valuation of the San Miguel Project. Management of Paramount believes Paramount is entitled to significant damages resulting from Klondex’s decision to terminate the Letter Agreement, and intends to seek payment of the US$2.85 million break fee to Paramount pursuant to the terms of the Letter Agreement.

15.

Income taxes

At June 30, 2009, the Company has unused tax loss carry forwards in the United States of $12,361,729 (2008 - $9,266,469 expiring between the years 2026 and 2029 which are available to reduce taxable income. As at June 30, 2009 the Company as unused tax loss carry forwards in Mexico and Peru of $19,106,803 (2008 - $16,945,112) which are available to reduce taxable income. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2009 are as follows:

	2009	2008
United States
Loss carry forwards	3,708,519	2,779,941
Property, plant and equipment	30,986	24,007
Mexico
Loss carry forwards	4,226,860	3,673,779
Property, plant and equipment	21,627	8,117
Peru
Loss carry forwards	1,203,263	1,147,342
Property, plant and equipment	—	6,451

Valuation allowance	(9,191,255)	(7,639,637)

Net deferred tax asset	—	—

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

15.

Income taxes (Continued)

The income tax expense differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2009	2008
Loss before income taxes	(7,241,179)	(18,409,960)
Statutory tax rate	30%	30%
Effective tax rate		—
Expected recovery at statutory tax rate	(2,172,354)	(5,522,988)
Adjustments to benefits resulting from:

Impact of lower tax rate in subsidiaries	24,568	177,186
Non deductible expenses	624,269	1,818,330
Terminal loss on disposal of asset	(28,100)	—
Valuation allowance	1,551,617	3,527,472

Provision for income taxes	—	—

Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.