Form 10-Q
period 2009-09-30
PARAMOUNT GOLD & SILVER CORP.
filed 2009-11-16
CIK 1342854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 101,423,650 shares of Common Stock, $.001 par value as of October 31, 2009.

PARAMOUNT GOLD AND SILVER CORP.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Consolidated Balance Sheets (Unaudited)

1

Consolidated Statements of Operations (Unaudited)

2

Consolidated Statements of Cash Flows

3

Consolidated Statement of Stockholders’ Equity

4

Notes to Consolidated Financial Statements (unaudited)

6

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operation

23

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

31

Item 4.       Controls and Procedures

31

Item 4T.     The Information Required By Item 4T is Contained in Item 4.

31

PART II. – OTHER INFORMATION

Item 1.       Legal Proceedings

32

Item 1A.    Risk Factors

32

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3.       Defaults upon senior securities

32

Item 4.       Submission of matters to a vote of security holders

32

Item 5.       Other information

32

Item 6.       Exhibits

32

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

ii

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended September 30, 2009 and 2008

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at September 30, 2009 and June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	As at September 30, 2009 (Unaudited)	As at June 30, 2008 (Audited)
Assets

Current Assets

Cash and cash equivalents	$1,851,389	$7,040,999
Amounts receivable	368,611	221,267
Notes Receivable (Note 9)	91,365	91,365
Prepaid and Deposits	169,925	82,583
Term deposit	1,045,615	1,063,772
	3,526,905	8,499,986

Long Term Assets

Mineral properties (Note 7)	22,138,703	18,436,951
Fixed assets (Note 8)	509,274	520,858
	22,647,977	18,957,809

	$26,174,882	$27,457,795

Liabilities and Shareholders’ Equity

Liabilities

Current Liabilities

Accounts payable	$973,386	$383,445

Shareholders’ Equity

Capital stock (Note 5)	83,023	83,018
Additional paid in capital	52,509,802	52,506,278
Contributed surplus	18,127,956	17,969,510
Deficit accumulated during the exploration stage	(45,242,756)	(43,197,264)
Cumulative translation adjustment	(276,529)	(287,192)
	25,201,496	27,074,350

	$26,174,882	$27,457,795

Commitments (Note 13) Subsequent Events (Note 14)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Operations (Unaudited)

(Expressed in United States dollars, unless otherwise stated)

	Period Ended September 30, 2009	Period Ended September 30, 2008	Cumulative Since Inception March 29, 2005 to September 30, 2009
Revenue

Interest Income	$54,514	$97,277	$1,036,623

Expenses:

Incorporation Costs	––	––	1,773
Exploration	859,211	1,449,884	14,875,619
Professional Fees	239,932	234,976	3,497,498
Travel & Lodging	22,124	72,953	878,730
Geologist Fees & Expenses	219,288	339,595	2,804,497
Corporate Communications	39,626	255,286	2,824,584
Consulting Fees	72,207	42,005	715,582
Office & Administration	60,181	293,474	1,721,419
Interest & Service Charges	6,438	2,539	45,636
Loss on disposal of Fixed Assets	––	44,669	44,669
Insurance	14,144	28,193	242,212
Depreciation	14,651	27,348	244,563
Office	20,757	22,915	286,201
Miscellaneous	5,014	(1,748)	189,991
Financing	––	––	(22,024)
Acauisition expenses	364,458	––	364,458
Stock Based Compensation	161,975	346,566	16,092,922
Write Down of Mineral Property	––	––	1,471,049
Total Expense	2,100,006	3,158,655	46,279,379
Net Loss	2,045,492	3,061,378	45,242,756
Other comprehensive loss
Foreign Currency Translation Adjustment	(10,663)	32,294	276,529
Total Comprehensive Loss for the Period	$2,034,829	$3,093,672	$45,519,285
Basic & Diluted Loss per Common Share	$0.03	$0.06
Weighted Average Number of Common Shares Used in Per Share Calculations	83,023,650	52,627,417

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2009	Period Ended September 30, 2008	Cumulative Since Inception to September 30, 2009
Operating Activities:

Net Loss	$(2,045,492)	$(3,061,378)	$(45,242,756)
Adjustment for:
Depreciation	14,651	27,348	244,563
Loss on disposal of assets	––	44,669	44,669
Stock based compensation	161,975	346,566	16,309,659
Accrued interest	––	(32,982)	(58,875)
(Increase) Decrease in accounts receivable	(147,344)	4,170	(343,782)
(Increase) Decrease in prepaid expenses	(87,342)	114,338	11,497
Increase (Decrease) in accounts payable	589,941	108,664	741,365

Cash used in Operating Activities	(1,513,611)	(2,665,933)	(26,822,611)

Investing Activities:

Purchase of GIC receivable	––	36,778	(1,004,897)
Note receivable	––	(500,000)	(3,344,557)
Purchase of Mineral Properties	(3,701,751)	(12,000)	(4,527,669)
Purchase of Equipment	(3,067)	(340,173)	(73,067)

Cash used in Investing Activities	(3,704,818)	(815,395)	(8,950,190)

Financing Activities:
Increase (decrease) in demand notes payable	––	––	105,580
Issuance of capital stock	––	1,486,950	37,796,160

Cash from Financing Activities:	––	1,486,950	37,901,740

Effect of exchange rate changes on cash	28,819	6,027	(277,550)

Increase (Decrease) in Cash	(5,189,610)	(1,988,351)	1,851,389
Cash, beginning	7,040,999	3,199,848	––

Cash, ending	$1,851,389	$1,211,497	$1,851,389

Supplemental Cash Flow Disclosure:
Interest Received	$––	$––	7,642
Taxes Paid	––	––	––
Cash	––	––	1,851,389

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended September 30, 2009

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statement of Stockholders’ Equity

For the Period Ended September 30, 2009

(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493

Capital issued for financing	1,000,000	1,000	1,778,590	––	––	––	1,779,590
Capital issued for services	770,000	770	1,593,582	––	––	––	1,594,352
Capital issued for mineral properties	268,519	269	489,731	––	––	––	490,000
Fair Value of warrants	––	––	––	––	470,410		470,410
Stock based compensation	––	––	––	––	3,069,585	––	2,911,213
Foreign currency translation	––	––	––	––	––	(28,389)	(28,389)
Net Income (loss)	––	––	––	(18,409,961)	––	––	(18,409,961)
Balance at June 30, 2008	48,540,997	48,541	32,604,284	(35,956,085)	13,540,945	(19,977)	10,217,708

Capital issued for financing	16,707,791	16,707	5,828,684	––	––	––	5,845,391
Capital issued for services	1,184,804	1,185	683,437	––	––	––	684,622
Capital issued from stock options exercised	384,627	385	249,623	––	(237,008)	––	13,000
Capital issued for mineral properties	16,200,000	16,200	13,140,250	––	––	––	13,156,450
Fair Value of warrants	––	––	––	––	3,612,864	––	3,612,864
Stock based compensation	––	––	––	––	1,052,709	––	1,052,709
Foreign currency translation	––	––	––	––	––	(267,215)	(267,215)
Net Income (loss)	––	––	––	(7,241,179)	––	––	(7,241,179)
Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

Capital issued from stock options exercised	5,429	5	3,524	––	(3,529)	––	––
Stock based compensation	––	––	––	––	161,975	––	161,975
Foreign currency translation	––	––	––	––	––	10,663	10,663
Net Income (loss)	––	––	––	(2,045,492)	––	––	(2,045,492)
Balance at September 30, 2009	83,023,648	83,023	52,509,802	(40,417,946)	14,065,737	(276,529)	25,201,496

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2009

(Expressed in United States dollars, unless otherwise stated)

1.

Basis of Presentation:

a)

The Company, incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold, silver and precious metal properties.  The Consolidated financial statements of Paramount Gold and Silver Corp. include the accounts of its wholly owned subsidiaries, Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, and Compania Minera Paramount SAC. On August 23, 2007 the board of directors and stockholders’ approved the name change from Paramount Gold Mining Corp. to Paramount Gold & Silver Corp.

These financial statements have been prepared in accordance with generally accepted accounting    principles in the United States of America.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s consolidated financial statements filed as part of the Company’s  September 30, 2009, Quarterly Report on Form 10-Q.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2009 and the consolidated results of operations and consolidated statements of cash flows for the period ended September 30, 2009.

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

For the Period Ended September 30, 2009

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

Term Deposit

The GIC is non-redeemable until May 7, 2010 and bears an interest rate of 3.25% and has been pledged as collateral to support a letter of credit issued by a secured lender.

Notes Receivable

Notes receivable are classified as available-for-sale or held-to-maturity, depending on our intent with respect to holding such investments. If it is readily determinable, notes receivable classified as available-for-sale is accounted for at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported net of tax as a component of other comprehensive income within stockholders’ equity. Interest income is recognized when earned.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of September 30, 2009, the Company’s only component of comprehensive income is foreign currency translation adjustments.

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

For the Period Ended September 30, 2009

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

For the Period Ended September 30, 2009

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  The basic and diluted EPS has been retroactively restated to take into effect the 2 for 1 stock split that occurred on July 11, 2005.

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

For the Period Ended September 30, 2009

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

	Fair Value at March 31, 2009
	Total		Level 1		Level 2		Level 3
Assets	$		$		$		$
Cash equivalents		1,851,389		1,851,389		––		––
Accounts receivable		368,611		368,611		––		––
Notes receivable		91,365		––		91,265
GIC		1,045,615		1,045,772		––		––

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

3.

Recent Accounting Pronouncements:

(i)

Business Combinations

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. We have adopted SFAS 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2009

(Expressed in United States dollars, unless otherwise stated)

3.

Recent Accounting Pronouncements: (Continued)

In December 2007, the FASB issued SFAS No. 160, “No controlling Interests in Consolidated  Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the no controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal periods beginning after December 15, 2008.  We have adopted SFAS 160 on July 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

(ii)

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company has adopted SFAS 161 on July 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

(iii)  SFAS 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of  non-governmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the

American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards

No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of the Company’s financial results.

(iv)  SFAS 163

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim  liability prior to an event  of  default  (insured  event) when there is evidence that credit deterioration  has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee  insurance contracts,  including the  recognition and measurement to be used to account for premium  revenue  and claim  liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  We adopted SFAS 160 on July 1, 2009. Adoption of this standard did not have a material impact on its financial condition or results of operation.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2009

(Expressed in United States dollars, unless otherwise stated)

3.

Recent Accounting Pronouncements: (Continued)

(v) SFAS 165

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. We have adopted SFAS 160 on July 1, 2009. Adoption of this standard did not have an impact on the Company's results of operations, financial position or cash flows.

(vi) SFAS 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. We will adopt SFAS 166 on July 1, 2010.

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

(viii) SFAS 168

In July 2009, the FASB issued SFAS No. 168, "FASB Accounting Standards Codification" ("SFAS 168"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company's results of operations, financial position or cash flows.

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

For the Period Ended September 30, 2009

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

4.

Non-Cash Transactions:

During the three month period ended September 30, 2009 and 2008, the Company entered into certain non-cash activities as follows:

	2009	2008

Operating and Financing Activities
From issuance of shares for consulting and geological services	$––	$210,988
From issuance of shares for mineral property	––	8,828,450

5.

Capital Stock:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.  During the three month period ending September 30, 2009, the Company issued a total of 5,429 common shares which are summarized as follows:

	2009	2008
	Common Shares
Financing	––	1,071,429
Acquisition of mineral properties	––	7,350,000
For services	5,429	551,206
	5,429	8,972,635

During the three month period ended, the Company issued 5,429 common shares pursuant to exercise of stock options. The exercise price of these options was $0.65 per share. Of the shares issued, 5,429 shares were issued from the cashless exercise of 10,000 options.

The following share purchase warrants and agent compensation warrants were outstanding at September 30, 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
Warrants	3.25	1,000,000	0.08
Warrants	.90	12,000,000	3.41
Agent compensation warrants	.90	840,000	3.41
Warrants	.85	3,636,362	1.25
Warrants	2.15	35,715	0.85
Outstanding and exercisable at September 30, 2009		17,512,077

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2009

(Expressed in United States dollars, unless otherwise stated)

5.

Capital Stock (continued):

	September 30, 2009	September 30, 2009
Risk free interest rate	N/A	0.98-1.78%
Expected life of warrants	N/A	0.5 - 1 years
Expected stock price volatility	N/A	58%
Expected dividend yield	N/A	0%

6.

Related Party Transactions:

During the period ended September 30, 2009, directors received payments on account of professional fees in the amount of $87,157 (2008: $96,049).

During the period ended September 30, 2009, the Company did not issue any common shares to directors (2008- 21,432 common shares) for services rendered, (2008 - $0.64 to $1.27) per share for total consideration of $0 (2008 - $23,160).

During the period ended September 30, 2009 the Company made payments of $19,765 pursuant to a premises lease agreement with a corporation having a stockholder in common with a director of the company.

All transactions with related parties are made in the normal course of operations measured at exchange value.

7.

Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2009	June 30, 2009
Vidette Lake–Canada	$275,000	$275,000
Temoris	4,074,754	4,074,754
Iris Royalty	50,000	50,000
Morelos	100,000	100,000
San Miguel Project	17,608,324	13,906,572
Andrea	20,625	20,625
Peru	10,000	10,000
	$22,138,703	$18,436,951

a.

San Miguel Project

The Company has an option to acquire a 100% in the La Blanca property located in Guazaparez, Chihuahua, Mexico. Pursuant to the option agreement, payments of $180,000 have been made.  Furthermore, the company must pay a royalty of $1.00 for each ounce proven or probable gold reserves. No gold reserves have been discovered as at September 30, 2009. The Company has incurred $500,000 in exploration expenses.

The Company has a 100% interest in the Santa Cruz mining concession located in the San Miguel Project, subject to satisfactory title transfer. The terms of the agreement called for payments of $50,000 prior to March 7, 2006 and all required payments were made by the Company.  The option also includes a 3% NSR payable to optioner. This concession was acquired as part of the San Miguel asset project purchased from Tara Gold.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2009

(Expressed in United States dollars, unless otherwise stated)

7.

Mineral Properties: (Continued)

b.

Temoris

On March 19, 2009 the company closed an agreement with Garibaldi Resources Corp. in which the company acquired the outstanding option on the Temoris project. The option covers an area of approximately 54,000 hectares adjacent to the San Miguel groupings and Andrea project. In consideration for the acquisition, the company paid Garibaldi $400,000 and issued six million shares of the company’s common stock (with legend). The shares of Common stock were delivered to an escrow agent who will release 500,000 shares of common stock six months from the date of closing and an additional 500,000 shares of common stock every three months thereafter.

On February 12, 2009, the company acquired all of the issued and outstanding shares of common stock of Magnetic Resources Ltd. (“Magnetic”). Magnetic is the sole beneficial stockholder of Minera Gama, S.A. de C.V. which holds interest in various mineral concessions in Mexico known as the Temoris Project and the Morelos Project and also holds a royalty of the Iris Project.

In consideration for the acquisition of all of the issued and outstanding common shares (which was 8.4 million) of Magnetic and the assumption and discharge of the stockholder loans, the company issued to the stockholders of Magnetic 1,350,000 shares of the company’s common stock valued at $675,000 and an advisor was paid a finder’s fee of 200,000 common shares of the company valued at $100,000. All shares were issued pursuant to the Company’s Shelf Registration Statement.

These financial statements reflect income earned and expenses incurred of Magnetic Resources Ltd. as of February 12, 2009. The following is the purchase price allocation at date of acquisition:

c.

Andrea

The Company staked the Andrea mining concession located in the Guazaparez mining district in Chihuahua, Mexico for a cost of $20,000.

d.

Vidette Lake, Canada

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

8.

Fixed Assets:

			Net Book Value
	Cost	Accumulated Amortization	September 30, 2009	June 30, 2008
Property and Equipment	$704,453	$195,179	$509,274	$520,858

During the period ended September 30, 2009, total additions to property, plant and equipment were $3,068 (2008- $340,173).  During the period ended September 30, 2009 the Company recorded depreciation of $14,652.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2009

(Expressed in United States dollars, unless otherwise stated)

9.

 Notes Receivable:

The Company holds convertible notes receivable with face value of $70,000 plus accrued interest issued by Mexoro Minerals Ltd. pursuant to a Letter of Intent dated May 2, 2008 between Mexoro Minerals Ltd. (“Mexoro”) and Paramount Gold and Silver Corp. (“Paramount”) with respect to the proposed Strategic Alliance between Mexoro and Paramount.  The interest rate of the convertible notes is 8% but by mutual agreement, no interest was accrued for three months ending September 30, 2009.

	Maturity Date	Interest Rate	September 30, 2009	June 30, 2009
Note Receivable – Mexoro Minerals	September 18, 2009	8% per annum	$70,000	$70,000
Note Receivable – Mexoro Minerals	May 7, 2009	8% per annum	––	––
	July 10, 2009	8% per annum	––	––
Accrued Interest	––	––	21,364	––
			$91,364	$91,365

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

On May 19, 2009 the Company entered into a letter of agreement with Mexoro Minerals Ltd.  to acquire all its legal and beneficial interest to 12 mining concessions adjacent to Paramount’s San Miguel Project resource areas in Chihuahua, Mexico .  The purchase price is $3.7 million and all underlying property payments are to be deferred for 36 months and further, if Paramount or its assets are sold within this period an additional payment will be made to the vendors.  Any amounts owing to Paramount by Mexoro on closing will be paid out of the closing proceeds.  During the period ending September 30, 2009, the purchase price was deposited into an escrow account pending satisfaction of all due diligence issues.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2009

(Expressed in United States dollars, unless otherwise stated)

10.

Segmented Information:

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities.

Loss for the period by geographical segment for the period ended September 30, 2009:

	United States	Peru	Mexico	Total
Interest income	$54,448	$––	$65	$54,514
Expenses:
Exploration	(316,571)	(8,037)	1,183,819	859,211
Professional fees	239,932	––	––	239,932
Travel and lodging	22,124	––	––	22,124
Geologist fees and expenses	190,171	––	29,117	219,288
Corporate communications	39,626	––	––	39,626
Consulting fees	72,207	––	––	72,207
Office and administration	38,221	––	21,960	60,181
Interest and service charges	5,163	––	1,275	6,438
Loss on Disposal of Assets	––	––	––	––
Insurance	14,144	––	––	14,144––
Amortization	5,664	––	8,987	14,651
Office	20,757	––	––	20,757
Acquisition Expenses	365,458	––	––	365,458
Miscellaneous	5,013	––	1	5,014
Stock based compensation	161,975	––	––	161,975
Total Expenses	862,884	(8,037)	1,245,158	2,100,006
Net loss	$(808,436)	$(8,037)	$(1,245,093)	$(2,045,492)

Loss for the period by geographical segment for the period ended September 30, 2008:

	United States	Peru	Mexico	Total
Interest income	$62,969	$25,785	$8,523	$97,277
Expenses:
Exploration (note 15)	562,568	49,269	838,047	1,449,884
Professional fees	234,976	––	––	234,976
Travel and lodging	72,953	––	––	72,953
Geologist fees and expenses	134,319	––	205,276	339,595
Corporate communications	68,230	––	––	68,230
Consulting fees	42,005	––	––	42,005
Marketing	187,056	––	––	187,056
Office and administration	70,692	61,949	160,833	293,474
Interest and service charges	1,726	65	748	2,539
Loss on Disposal of Assets	––	44,669	––	44,669
Insurance	19,040	––	9,152	28,193
Amortization	14,082	5,258	8,009	27,348
Rent	22,915	––	––	22,915
Financing	––	––	––	––
Miscellaneous	(1,748)	––	––	(1,748)
Stock based compensation	346,566	––	––	346,566
Total Expenses	1,775,391	161,210	1,222,065	3,158,655
Net loss	$1,712,412	$135,425	$1,213,542	$3,061,378

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2009

(Expressed in United States dollars, unless otherwise stated)

10.

Segmented Information (Continued)

Assets by geographical segment:

	United States	Peru	Mexico	Total

September 30, 2009
Mineral properties	$––	$10,000	$22,128,703	$22,138,703
Equipment	120,246	––	389,028	509,274

June 30, 2009
Mineral properties	––	10,000	18,426,951	18,426,951
Equipment	$125,908	$––	$394,950	$520,858

11.  Employee Stock Option Plan:

On August 23, 2007, the board and stockholders approved the 2007/08 Stock Incentive & Compensation Plan thereby reserving an additional 4,000,000 common shares for issuance to employees, directors and consultants.

On February 24, 2009 the stockholders approved the 2008/09 Stock Incentive & Equity Compensation Plan thereby reserving an additional 3,000,000 common shares for future issuance.  The stockholders also approved the re-pricing of the exercise price of all outstanding stock options to $0.65 per share.

Changes in the Company’s stock options for the period ending September 30, 2009 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of period	4,487,000	$0.97

Issued	125,000	1.29

Cancelled	––	––

Exercised	––	––

Granted	––	––

Balance, end of period	4,612,000	$0.98

At September 30, 2009, there were 3,777,000 exercisable options outstanding. Options outstanding above that have not been vested at year end amount to 835,000 which have a maximum service term of 1- 4 years and weighted average exercise price of $1.46. The vesting of these options is dependent on market conditions which have yet to be met.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2009

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

	September 30, 2009	September 30, 2008
Risk free interest rate	.040 - .47%	0.50%-.91%
Expected dividend yield	0%	0%
Expected stock price volatility	114% - 116%	121%-123%
Expected life of options	1 year	1 to 2 years

During the period ended September 30, 2009 the Company recognized stock based compensation expense in the amount of $161,975 (2008: 139,804) for the vested portion of options issued in the previous year.

12.

Differences Between US and Canadian Generally Accepted Accounting Principles:

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Set out below are the material adjustments to net loss for the period ending September 30, 2009 and 2008 and to stockholders’ equity at September 30, 2009 and June 30, 2009 in order to conform to accounting principles generally accepted in Canada (“Canadian GAAP”).

Statement of Loss	Period ended September 30, 2009	Period ended September 30, 2008

Net loss based on US GAAP	$(2,045,492)	$(3,267,693)
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	(859,211)	1,722,371
Net loss for the period based on Canadian GAAP	(1,186,281)	(1,545,322)

Stockholders’ Equity	September 30, 2009	June 30, 2009

Stockholders’ Equity based on US GAAP	$25,201,496	$27,074,350
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	14,875,619	14,016,407
Stockholders’ Equity based on Canadian GAAP	40,077,115	41,090,757

The following sets out the material balance sheet differences between Canadian and U.S. GAAP:

Mineral Properties	September 30, 2009	June 30, 2009

US GAAP	$22,138,703	$18,436,951
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	14,875,619	14,016,407
Canadian GAAP	37,014,322	32,453,358

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2009

(Expressed in United States dollars, unless otherwise stated)

12.

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

Under Canadian GAAP, acquisition and exploration expenditures on properties less recoveries in the pre-production stage are deferred until such time as the properties are put into commercial production, sold or become impaired. On the commencement of commercial production, the deferred costs are charged to operations on the unit-of-production method based upon estimated recoverable proven and probable reserves. General exploration expenditures are charged to operations in the period in which they are incurred. The Company recognizes the payment or receipt of payment required under option agreements when paid or received.

(b)  Statement of Cash Flows

As a result of the treatment of mining interests under item (a) above, cash expended for the exploration costs would have been classified as investing rather than operating, resulting in the following totals under Canadian GAAP:

	September 30, 2009	September 30, 2008

Cash used in operating activities	$(654,400)	$(934,562)
Cash used in investing activities	(4,564,029)	(2,537,766)

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2009

(Expressed in United States dollars, unless otherwise stated)

12.

Differences Between US and Canadian Generally Accepted Accounting Principles (Continued):

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

Goodwill and Intangible Assets

The Accounting Standards Board has also issued a new Section 3064, Goodwill and Intangible Assets, to replace current Section 3062, Goodwill and Other Intangible Assets. The new section establishes revised standards for recognizing, measuring, presenting and disclosing goodwill and intangible assets. Canadian Institute of Chartered Accountants Handbook Section 3064 is effective for fiscal periods beginning on or after October 1, 2008. The company has adopted Section 3064 on July 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

13.  Klondex Mines Ltd.

On July 20, 2009 the Company and Klondex Mines Ltd.(“Klondex”) entered into a binding letter agreement (the “Letter Agreement”) to combine the two companies under a plan of arrangement, subject to stockholders approvals.  Pursuant to the Letter Agreement, each Klondex share was to have been exchanged for 1.45 Paramount shares, implying a purchase price of C$2.32 per Klondex share using closing share prices on the TSX on July 17, 2009.  Both Paramount and Klondex had agreed to obtain support agreements from each of their respective directors and certain of their stockholders to vote any shares which they control in favor of the Transaction.

Under the terms of the Transaction, Klondex stockholders were to have received 1.45 shares of common stock of Paramount for each common share of Klondex. All options and warrants of Klondex outstanding at the time of the Transaction were to be exchanged for options and warrants of Paramount on the same basis. On closing of the Transaction Klondex was to have become a wholly-owned subsidiary of Paramount. Following closing of the Transaction, one Klondex director was to have joined Paramount Board of Directors.  The letter agreement setting out the Transaction included a commitment by Klondex not to solicit alternative transactions to the proposed Transaction. Paramount was also been provided with certain other rights customary for a transaction of this nature, including the right to match competing offers made to Klondex.

The letter agreement also provides a reciprocal break fee of US$2.85 million to be payable by each of the parties under certain circumstances. The letter agreement provided a basis for the preparation of a definitive agreement, including representations and warranties and covenants customary for a transaction of this nature.

On September 24, 2009, Klondex formally terminated the Letter Agreement. Klondex cites that the public disclosure record dated November 20, 2008 contained material misstatements and omissions regarding the inferred resource at Paramount’s San Miguel Project in Mexico. Klondex believes that it is entitled to a reverse break fee of US$2.85 million plus damages.

On October 2, 2009, the Company filed a statement of claim in the Supreme Court of British Columbia, Canada, naming Klondex Mines Ltd as a defendant in connection with the termination by Klondex of the binding Letter Agreement dated July 20, 2009 whereby Klondex agreed to be acquired by Paramount on the basis of 1.45 shares of Paramount common stock for each common share of Klondex. The Statement of Claim alleges Klondex acted in bad faith and in breach of the Agreement along with damages for breach of contract and, in addition, damages for malicious falsehood and defamation.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements

(Unaudited)

For the Period Ended September 30, 2009

(Expressed in United States dollars, unless otherwise stated)

14.

Subsequent events:

Subsequent events noted below have been identified as of November 6, 2009.

On October 15, 2009, the Company closed its public offering of 16 million shares of its common stock at $1.25 per share. In addition, the underwriters also exercised all of their overallotment of 2.4 million common shares generating net proceeds of approximately $21.7 million. There are no warrants issued in connection with this financing. Proceeds are being used to further explore the San Miguel project and to consider acquisition of new precious metals projects.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview and History:

We are an exploration stage mining company which has as its core business, precious metals exploration in Mexico. We are a Delaware corporation and we were incorporated on March 29, 2005. Our administrative office is located at Suite 110, 346 Waverley Street, Ottawa, Canada K2P 0W5. We also have a field office located in Temoris, Mexico. Our primary objective is to explore and develop the San Miguel Project located in the State of Chihuahua, Mexico. Through our wholly owned Mexican subsidiary, Paramount Gold de Mexico S.A. de C.V., we own a 100% interest in the San Miguel property having during the year acquired the remaining 30% interest from our prior joint venture partner, Tara Gold Resources Corp. (“Tara Gold”). In consideration for the transfer of the 30% equity interest in the joint venture and other mining concessions, we issued to Tara Gold a total of 7,350,000 shares of our legended common stock and approximately $10,000 for the transfer of certain mining concessions owned by Tara Gold.

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

Gold prices have generally trended upward during the last nine years, from a low of just under $260 per ounce in early 2001 to a high of more than $1,100 per ounce in November 2009. Despite declining from a high of $21.00 per ounce in March 2008 to approximately $17.00 per ounce in November 2009, silver has trended upward as well over the past 9 years from a low of approximately $8.50 per ounce. Management remains encouraged with its ongoing drilling program.  If commercially recoverable deposits are identified, management believes that the Company will enter into an agreement with a mining partner who has experience implementing mining operations.

Financings and Related Agreements:

We have been dependent upon equity financings to operate our business. Our single largest equity financing came from a private placement of our securities which we closed on March 30, 2007 in the amount of $21,836,841. The financing consisted of the sale of 10,398,496 units of our securities at a price of $2.10 per unit. The warrants which were sold as part of the unit have expired.

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

On October 15, 2009 we offered 16 million shares of our common stock at an offering price of $1.25 per share. Our underwriters exercised all of their overallotment of 2.4 million shares. As a result of the foregoing, we received net proceeds of approximately $21.7 million. The shares of common stock were offered pursuant to the Company’s registration statement declared effective by the Commission on Paramount’s shelf registration statement on Form S-3 (Registration No. 333-153104) (the “Registration Statement”), including a base prospectus dated January 8, 2009, as supplemented by a prospectus supplement dated October 8, 2009. FCMI Financial Corporation (“FCMI”), our largest stockholder, purchased 4,000,000 Shares in the Offering.

The proceeds from the offering will allow us to further develop the San Miguel project and investigate precious metal opportunities. We believe that these funds will be adequate to meet our budgeted expenses.

The San Miguel Project

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

———————

(*) Under option

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

Temoris

In March 2009, we acquired all of the issued and outstanding shares of common stock of Magnetic Ltd. (“Magnetic”) in consideration for the issuance of 1,350,000 shares of our common stock valued at $675,000.  The shares of common stock were issued pursuant to our shelf registration statement. Magnetic is the sole beneficial shareholder of Minera Gama, S.A. de C.V. which holds interests in various mineral concessions in Mexico known as the Temoris project and the Morelos project. Magnetic also holds a 2.0% NSR royalty from production arising from the Iris mineral concessions located in the Municipality of Ocampo in Chihuahua, Mexico. These land holdings surround our San Miguel mining concessions. The Morelos Project and the Iris Project are ancillary to our primary business plan.

Also in March 2009 we closed an agreement with Garibaldi Resources Corp. in which we acquired the outstanding option on the Temoris project. The option covers an area of approximately 54,000 hectares adjacent to the San Miguel groupings and Andrea project. In consideration for the acquisition, we paid Garibaldi $400,000 and issued six million shares of our legended common stock. The shares of Common Stock were delivered to an escrow agent who will release 500,000 shares of common stock six months from the date of closing and an additional 500,000 shares of common stock every three months thereafter.

La Blanca Agreement

The La Blanca agreement includes the Montecristo, Montecristo II, Monecristo Fraccion and Constituyentes 1917 concessions consisting of a total of 131hectares. We have invested the required $500,000 in exploration costs on the concessions and otherwise met our agreements with respect to these concessions. Additional payments will be due to the concession owner based upon proven reserves. Additional payments are linked to the definition of reserves. The sum of $1.00 is to be paid by August 31, 2007 for each gold-equivalent ounce of mineable reserves defined by December 31, 2006; the sum of $1.00 is to be paid by February 29, 2008 for each gold-equivalent ounce of mineable reserves defined by December 31, 2007; and the sum of $1.00 is to be paid by August 31, 2009 for each gold-equivalent ounce of mineable reserves defined by December 31, 2008. No mineable reserves have been defined to date and no payments have been made.

Santa Cruz Agreement

The Santa Cruz concession totals 10.00 hectares. We own a 100% interest in the concession. .

Elyca Concession

The Elyca concession, totaling 10.0924 hectares . We purchased the concession from Minera Rio Tinto, S.A. de C.V. for cash and stock and was registered with the Public Registry of Mining. We own 90% of the joint venture interest in this concession.

Mexoro

In May 2008, we signed an agreement with Mexoro Minerals Ltd. (“Mexoro”) and its Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V., to acquire, for a purchase price of US$3.7 million, Mexoro’s rights to a number of mining concessions known as the Guazapares concessions, comprising approximately 1,980 hectares and located in Chihuahua, Mexico,, subject to a net smelter returns royalty of 2.5% (which royalty may be reduced to 2.0% at closing). The Guazapares project comprises 12 claims surrounding Paramount’s San Miguel Project. The purchase price will be released from escrow when certain conditions are met, and an additional payment of US$1.6 million is due to Mexoro if, within 36 months, the project is put into commercial production or if Paramount or substantially all of its assets are sold.

Ejido Agreements

We have signed agreements with two ejidos, or surface-owner councils, allowing for surface disturbance during exploration activities. Agreements with the Guazapares and Batosegachi ejidos were signed on April 29th and 19th, 2007, respectively, and are effective for a period of five years. The Guazapares and Batosegachi ejido agreements were registered with the National Agrarian Registry on May 4th and 5th, 2007, respectively. The agreements permit us to carry out exploration on the ejidos’ areas in exchange for compensation of a fixed sum per hectare of physical disturbance associated with exploration such as the cutting of trees and construction of drill access roads and drill pads, etc.

Andrea

We staked the Andrea mining concession located in Guazaparez mining district in Chihyahua, Mexico for a cost of $20,000.

Other Properties

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

Vidette Lake

We acquired an option to acquire a group of three cell mineral claims known as the Vidette Lake property (“Vidette Lake”), which represents a core portion of an intermediate stage high grade gold exploration project located 70 kilometer northwest of the city of Kamloops, British Columbia, Canada. Mineral rights to the property total approximately 500 hectares.

To date, we have conducted limited exploration with respect to this project.

•

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

Property Location Map

Comparison of Operating Results for the Three Months ended September 30, 2009 and 2008 and from Inception, (March 25, 2005).

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities. Interest income for the three months ended September 30, 2009 was $54,514 as compared to $97,277 the three months ended September 30, 2008. Since inception (March 29, 2005), we have generated $1,036,623 in interest income. The interest income has been generated as a result of various financings which we have undertaken. Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes.

Interest income declined as a result of our diminishing cash holdings.

Operating Expenses

For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, our total operating expenses were $2,100,006 as compared to $3,158,655.  Total expenses since inception through September 30, 2009 were $46,279,379.

Our total operating expenses for the comparative quarters in September 2009 as compared to September 2008 declined approximately 34% primarily due to a reduction in our office and administrative expenses and the limited use of stock based compensation.

We would have experienced even larger declines in our operating expenses but for the costs we incurred in connection with the proposed acquisition Klondex Mines Ltd. (“Klondex”).  Specifically, on July 20, 2009 we entered into a binding letter agreement (“Letter Agreement”) to combine both Paramount and Klondex under a plan of agreement. Pursuant to this agreement each Klondex share was to be exchanged for 1.45 shares of our common stock. All outstanding Klondex options and warrants were to be exchanged for Paramount options and warrants. The Letter Agreement called for a break fee of $2.85 million. On September 24, 2009 Klondex terminated the Letter Agreement alleging that the public disclosure record with respect to our San Miguel Project was inaccurate

 On October 2, 2009 we filed a statement of claim in the Superior Court of British Columbia, Canada naming Klondex as a defendant whereby we alleged that Klondex acted in bad faith, breach of contract, malicious falsehoods and defamation.

Our exploration and geology costs declined from $1,449,884 and $339,595 for the three months ended September 30, 2008 as compared to $859,211 and $219,288 for the three months ended September 30, 2009.

Total exploration and geology costs since inception were $14,875,619 and $2,804,497 respectively.

We were able to reduce our office and administrative expenses by approximately $230,000, declining from $293,474 to $60,181.  With fewer exploration projects to track, we were able to reduce our office staff and significantly reduce office and administrative expenses.

In the past we have relied heavily on stock based compensation. Stock based compensation has proven to be an attractive means to compensate some of our key employees, directors, consultants and geologists. Management believes that by utilizing the Company’s common stock as incentive for quality work, the return on its investment will in the long run, be more beneficial to the Company than simply cash compensation. However, with reduced drilling operations, the inability to set quantifiable standards for the award of any stock based compensation and management’s decision to limit shareholder dilution, the Company did not issue any common stock or common stock purchase options during the last fiscal quarter. The $161,975 in stock based compensation as reflected in the financial statements represents the quarterly charge for our outstanding stock options.  Total stock based compensation since inception totaled $16,092,922.

Professional fees for the three months ended September 30, 2009 as compared to 2008 remained relatively unchanged at $239,932 as compared to $234,976. Professional fees are related to our dual listings on the American Stock Exchange, Toronto Stock Exchange as well as regulatory compliance and fees related to the public offering of securities.

We also incurred $364,458 in acquisition expenses (Klondex) for the three months ended September 30, 2009.

Net Income (loss)

Our Net Loss for the three months ended September 30, 2009 was $(2,045,492) as compared to a net loss of $(3,061,378) in 2008. Due to foreign currency translation adjustments, our total comprehensive loss for the three months ended September 30, 2009 was $(2,034,829) as compared to $(3,093,672). Total comprehensive loss since inception totaled $(45,519,285).  Our Net Loss per Share was $(0.03) as compared to a Net Loss per share of $ (0.06) for the comparable periods in 2008.  The significant decline in our net loss per share is primarily attributable to a significant increase in the number of issued and outstanding shares of common stock. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

September 30, 2009 as compared to June 30, 2009

At September 30, 2009, we had cash and cash equivalents totaling $1,851,389 as compared to $7,040,999 at  June 30, 2009.   This decline of approximately $5.2 million is primarily attributable to the $3,701,751 acquisition costs (Mexoro) associated with several mining concessions as well as our ongoing drilling and exploration program. The $3.7 million to fund the purchase from Mexoro was paid into escrow just prior to quarter end thereby lowering our cash position accordingly.

Amounts receivable totaled $368,611as compared to $221,267 and represent primarily value added tax and refunds receivable from the Mexican government. There was little change in our accounts receivables, notes receivable or prepaid expenses and deposits

Total current assets were $3,526,905 as compared to $8,499,986.

Our long term assets at September 30, 2009 totaled $22,647,977 as compared to $18,957,809. Long term assets consist primarily of our mineral properties located within the Sierra Madre gold district in Mexico which we valued at $22,138,703 as compared to $18,436,951 as of June 30, 2009. The Company has capitalized the acquisition costs of these properties.  We also have fixed assets consisting of property and equipment totaling $509,274 as compared to $520,858 net of depreciation.

Total assets at September 30, 2009 were $26,174,882 as compared to $27,457,795.

Our current liabilities as of September 30, 2009 totaled $973,386 as compared to $383,445 at June 30, 2009.

We have a working capital surplus at September 30, 2009 (current assets less current liabilities) of $2,553,519 as compared to a working capital surplus of $8,116,541 at June 30, 2009, representing a decline of approximately 70%.  Subsequent to September 30, 2009, we completed a financing totaling $21.7 million. As a result, we anticipate that we will be able to meet our currently existing ongoing contractual commitments for any property or mineral rights and have sufficient financial resources to finance necessary exploration and geological endeavors.

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

Not applicable.

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

Item 4T.

The Information Required By Item 4T is Contained in Item 4.

PART II. – OTHER INFORMATION

 Item 1.

Legal Proceedings

We have filed a statement of claim against Klondex Minerals Ltd. alleging  that Klondex acted in bad faith, breached its contract with us, spread malicious falsehoods and defamed our good name and reputation.

We are not a party to any other legal proceedings.

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2009.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009, we issued 5,429 shares of our common stock pursuant to the exercise of outstanding stock options.

Item 3.

Defaults upon senior securities

Not Applicable.

Item 4.

Submission of matters to a vote of security holders

None.

Item 5.

Other information

None.

Item 6.

Exhibits

Exhibit Number	Description

2.1	Binding Letter Agreement, dated July 20, 2009, between the Company and Klondex Mines Ltd., incorporated by reference to Exhibit 2.1 to Form 8-K filed July 22, 2009
3.1	Certificate of Incorporation, effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10-SB filed November 2, 2005
3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8-K filed August 28, 2007
3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8-K filed February 26, 2009
3.3	Restated Bylaws, effective April 18, 2005
4.1	Registration Rights Agreement, dated March 30, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2007
4.2	Form of Investor Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2007
4.3	Form of Broker Warrant, incorporated by reference to Exhibit 10.4 to Form 8-K filed April 6, 2007
4.4	Warrant Certificate, dated March 20, 2009, issued by the Company to Dahlman Rose & Company LLC, incorporated by reference to Exhibit 4.1 to Form 8-K/A filed April 21, 2009
10.1	Option Agreement on San Miguel properties, dated December 19, 2005, incorporated by reference to Exhibit 10.11 to our Amendment to Form 10-SB filed February 9, 2006

10.2	Agency Agreement with Blackmont Capital, Inc., et al., dated March 30, 2007, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2007
10.3	Agreement of Purchase and Sale between the Company and Tara Gold Resources, dated August 22, 2008, incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2008
10.4	Forebearance Agreement between the Company and Mexoro Minerals Ltd., dated March 17, 2009, incorporated by reference to Exhibit 10.5 to Form 8-K on March 23, 2009
10.5	Letter Agreement for Purchase and Sale of Magnetic Resources Ltd., dated February 12, 2009, incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 23, 2009
10.6	Letter Agreement for Assignment of Option Agreement between the Company and Garibaldi Resources Corp., dated February 2, 2009, incorporated by reference to Exhibit 10.7 to Form 8-K on March 23, 2009
10.7	2006/07 Stock Incentive and Compensation Plan, incorporated by reference to Exhibit 10.1 to Form S-8 filed November 8, 2006
10.8	2007/08 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit A to our proxy statement filed June 29, 2007
10.9	2008/09 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit B to our proxy statement filed January 8, 2009
10.10	Financial Advisory Services Agreement, effective March 1, 2009, by and between the Company and Dahlman Rose & Company LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2009
10.11	Form of Klondex Support Agreement, incorporated by reference to Schedule “A” to Exhibit 2.1 to Form 8-K filed July 22, 2009
10.12	Form of Paramount Support Agreement, incorporated by reference to Schedule “B” to Exhibit 2.1 to Form 8-K filed July 22, 2009
10.13	Support Agreement between the Company and FCMI Financial Corporation, dated August 5, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2009
10.14	Support Agreement between the Company and Garibaldi Resources Corp., dated August 5, 2009, incorporated by reference to Exhibit 10.2 to Form 8-K filed August 6, 2009

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

———————

*

Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

Date: November 13, 2009	By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
Chief Executive Officer

Date: November 13, 2009		/s/ LUCIE LETELLIER
Lucie Letellier
Chief Financial Officer