Form 10-Q
period 2009-12-31
PARAMOUNT GOLD & SILVER CORP.
filed 2010-02-12
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(Mark One)

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31 2009

OR

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

———————

Paramount Gold and Silver Corp.
(Exact name of registrant as specified in its charter)

———————

Delaware	0-51600	20-3690109
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

106,178,991 shares of Common Stock, $.001 par value as of February 10, 2010

Paramount Gold and Silver Corp.

INDEX

	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets at December 31, 2009 (unaudited) and June 30, 2009 (audited)	2

	Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2009 and for the Three and Six Months Ended December 31, 2008 (unaudited) and Cumulative Since Inception, (March 29, 2005 to December 31, 2009)	3

	Consolidated Statements of Cash Flows for the Period Ended December 31, 2009 and December 31, 2008 and Cumulative Since Inception to December 31, 2008 (unaudited)	4

	Consolidated Statement of Stockholders’ Equity for the Period Ended December 31, 2009 (unaudited)	5

	Notes to Interim Financial Statements as of December 31, 2009	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	27

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33

Item 4.	Controls and Procedures	33

Item 4T.	The information required by Item 4t is contained in Item 4.	33

	PART II. – OTHER INFORMATION	34

Item 1	Legal Proceedings.	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities.	34

Item 3.	Defaults upon senior securities.	34

Item 4.	Submission of matters to a vote of security holders.	34

Item 5.	Other information	34

Item 6.	Exhibits	35

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended December 31, 2009 and 2008

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets (Unaudited)
As at December 31, 2009 and June 30, 2009
(Expressed in United States dollars, unless otherwise stated)

	As at December 31, 2009	As at June 30, 2009
Assets	(Unaudited)	(Audited)

Current Assets

Cash and cash equivalents	$19,095,311	$7,040,999
Amounts receivable	473,052	221,267
Notes Receivable (Note 9)	-	91,365
Prepaid and Deposits	51,971	82,583
Term deposit	1,053,811	1,063,772
	20,674,145	8,499,986

Long Term Assets

Mineral properties (Note 7)	22,111,203	18,436,951
Fixed assets (Note 8)	517,661	520,858
	22,628,864	18,957,809

	$43,303,009	$27,457,795

Liabilities and Stockholders’ Equity

Liabilities

Current Liabilities

Accounts payable	$287,240	$383,445

Stockholders’ Equity

Capital stock (Note 5)	102,392	83,018
Additional paid in capital	74,596,812	52,506,278
Contributed surplus	18,204,835	17,969,510
Deficit accumulated during the exploration stage	(49,659,344)	(43,197,264)
Cumulative translation adjustment	(228,926)	(287,192)
	43,015,769	27,074,350

	$43,303,009	$27,457,795

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended December 31, 2009	Six Month Period Ended December 31, 2009	Three Month Period Ended December 31, 2008	Six Month Period Ended December 31, 2008	Cumulative Since Inception March 29, 2005 to December 31, 2009
Revenue
Interest Income	$-	$66,309	$52,930	$150,207	$1,036,623

Expenses:

Incorporation Costs	-	-	-	-	1,773
Exploration	2,875,770	3,954,269	481,495	2,270,134	20,555,886
Professional Fees	167,442	407,374	173,597	408,573	3,664,940
Travel & Lodging	64,986	87,110	41,385	114,338	943,716
Corporate Communications	46,564	86,190	202,839	458,125	2,871,148
Consulting Fees	64,600	136,807	28,921	70,926	770,683
Office & Administration	71,827	152,764	266,245	582,634	2,079,447
Interest & Service Charges	32,115	50,347	1,452	3,991	77,751
Loss on disposal of Fixed Assets	-	-	-	44,669	44,669
Insurance	11,367	25,511	20,626	48,819	253,579
Depreciation	16,614	31,265	24,930	52,278	261,177
Miscellaneous	(30,118)	(25,103)	(990)	(2,738)	159,873
Financing & Listing Fees	77,484	77,484	12,525	12,525	90,009
Acquisition Expenses	695,721	1,060,180	-	-	1,060,180
Stock Based Compensation	47,216	209,191	200,587	547,153	16,140,228
Write Down of Mineral Property	275,000	275,000	-	-	1,746,049
Total Expense	4,416,588	6,528,389	1,453,612	4,611,427	50,721,108
Net Loss	4,416,588	6,462,080	1,400,682	4,461,220	49,684,485
Other comprehensive loss (income)
Foreign Currency Translation Adjustment	(47,603)	(58,266)	192,598	224,892	228,926
Total Comprehensive Loss for the Period	$4,368,985	$6,403,814	$1,593,280	$4,686,112	$49,455,559
Basic & Diluted Loss per Common Share	$(0.04)	$(0.07)	$(0.02)	$(0.08)
Weighted Average Number of Common Shares Used in Per Share Calculations	$98,764,765	$90,894,206	57,674,756	55,148,086

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars, unless otherwise stated)

	For the Six Month Period Ended December 31, 2009	For the Six Month Period Ended December 31, 2008	Cumulative Since Inception to December 31, 2009
Operating Activities:

Net Loss	$(6,462,080)	$(4,462,220)	$(49,759,003)
Adjustment for:
Depreciation	31,265	53,278	261,177
Allowance for doubtful accounts	172,170	172,170	172,170
Loss on disposal of assets	-	44,669	44,669
Write down on mineral property	275,000	-	275,000
Stock based compensation	209,191	547,153	17,827,923
Accrued interest	-	(21,364)	(58,875)
(Increase) Decrease in accounts receivable	(423,955)	946,537	(620,393)
(Increase) Decrease in prepaid expenses	30,612	196,075	129,451
Increase (Decrease) in accounts payable	(96,205)	(391,563)	55,219

Cash used in Operating Activities	(6,264,002)	(2,915,265)	(31,672,662)

Investing Activities:

Purchase of GIC receivable	-	(16,384)	(1,004,897)
Note receivable	91,365	(500,000)	(3,253,192)
Purchase of Mineral Properties	(3,574,251)	(112,000)	(4,400,168)
Purchase of Equipment	(28,068)	(343,443)	(98,068)

Cash used in Investing Activities	(3,510,954)	(971,827)	(8,756,325)

Financing Activities:
Increase (decrease) in demand notes payable	-	-	105,580
Issuance of capital stock	21,761,042	2,859,676	59,656,861

Cash from Financing Activities:	21,761,042	2,859,676	59,762,441

Effect of exchange rate changes on cash	68,226	(88,954)	(238,143)

Increase (Decrease) in Cash	12,054,312	(1,116,370)	19,095,311
Cash, beginning	7,040,999	3,199,848	-

Cash, ending	$19,095,311	$2,083,478	$19,095,311

Supplemental Cash Flow Disclosure:
Interest Received	$7,642	$36,994	7,642
Taxes Paid	-	-	-
Cash	2,066,115	1,687,439	2,066,115
Short term investments	17,021,554	394,883	17,021,554

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statement of Stockholders’ Equity (Unaudited)
For the Six Months Period  Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493

Capital issued for financing	1,000,000	1,000	1,778,590	-	-	-	1,779,590
Capital issued for services	770,000	770	1,593,582	-	-	-	1,594,352
Capital issued for mineral properties	268,519	269	489,731	-	-	-	490,000
Fair Value of warrants	-	-	-	-	470,410		470,410
Stock based compensation	-	-	-	-	2,911,213	-	2,911,213
Foreign currency translation	-	-	-	-	-	(28,389)	(28,389)
Net Income (loss)	-	-	-	(18,409,961)	-	-	(18,409,961)
Balance at June 30, 2008	48,540,997	48,541	32,604,284	(35,956,085)	13,382,573	(19,977)	10,217,708

Capital issued for financing	16,707,791	16,707	5,828,684	-	-	-	5,845,391
Capital issued for services	1,184,804	1,185	683,437	-	-	-	684,622
Capital issued from stock options exercised	384,627	385	249,623	-	(237,008)	-	13,000
Capital issued for mineral properties	16,200,000	16,200	13,140,250	-	-	-	13,156,450
Fair Value of warrants	-	-	-	-	3,612,864	-	3,612,864
Stock based compensation	-	-	-	-	1,052,709	-	1,052,709
Foreign currency translation	-	-	-	-	-	(267,215)	(267,215)
Net Income (loss)	-	-	-	(7,241,179)	-	-	(7,241,179)
Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statement of Stockholders’ Equity (Unaudited)
For the Six Months Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders’ Equity
Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

Capital issued from stock options exercised	5,429	5	3,524	-	(3,529)	-	-
Stock based compensation	-	-	-	-	161,975	-	161,975
Foreign currency translation	-	-	-	-	-	10,663	10,663
Net Income (loss)	-	-	-	(2,045,492)	-	-	(2,045,492)
Balance at September 30, 2009	83,023,648	83,023	52,509,802	(45,242,756)	18,127,956	(276,529)	25,201,496

Capital issued for financing	18,400,000	18,400	21,371,043	-	-		21,389,443
Capital issued for mineral properties	300,000	300	374,700	-	-		375,000
Capital issued from stock options and warrants exercised	668,979	669	341,267	-	29,663	-	371,599
Stock based compensation	-	-	-	-	47,216	-	47,216
Foreign currency translation	-	-	-	-	-	47,603	47,603
Net Income (loss)	-	-	-	(4,416,588)	-	-	(4,416,588)
Balance at December 31, 2009	102,392,627	102,392	74,596,812	(49,659,344)	18,204,835	(228,926)	43,015,769

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

1.  Basis of Presentation:

a)
The Company, incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold, silver and precious metal properties.  The unaudited consolidated financial statements of Paramount Gold and Silver Corp. (“The Company”) include the accounts of its wholly owned subsidiaries, Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, and Compania Minera Paramount SAC. On August 23, 2007 the board of directors and stockholders’ approved the name change from Paramount Gold Mining Corp. to Paramount Gold & Silver Corp.

These unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s June 30, 2009 Annual Report on Form 10-K. This quarterly report should be read in conjunction with the annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2009, and the consolidated results of operations and the consolidated statements of cash flows for the six months ended December 31, 2009 and 2008. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

b)
Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates

c)
Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provision of FASB ASC 915, “Accounting and Reporting for Development Stage Enterprises”, as it were devoting substantially all of its efforts to acquiring and exploring mineral properties.  It is industry practice that mining companies in the development stage are classified under Generally Accepted Accounting Principles as exploration stage companies.  Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration or development stage.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
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

Notes Receivable

Notes receivable are classified as available-for-sale or held-to-maturity, depending on the Company’s intent with respect to holding such investments. If it is readily determinable, notes receivable classified as available-for-sale are accounted for at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported net of tax as a component of other comprehensive income within stockholders’ equity. Interest income is recognized when earned.

Stock Based Compensation

The Company has adopted the provisions of FASB ASC 718, “Stock Compensation” (“ ASC 718”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

Comprehensive Income

FASB ASC 220“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of December 31, 2009, the Company’s only component of comprehensive income is foreign currency translation adjustments.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

2.    Principal Accounting Policies: (Continued)

Long Term Assets

Mineral Properties

The Company has been in the exploration stage since its inception on March 29, 2005, and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  The Company expenses all costs related to the maintenance, development and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are expensed.

Mineral property acquisition costs are initially capitalized when incurred using the guidance in ASC 360-10, “Whether Mineral Rights Are Tangible or Intangible Assets.” The Company assesses the carrying cost for impairment under ASC 360-10, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Fixed Assets

Property and equipment are recorded at cost and are amortized over their estimated useful lives at the following annual rates, with half the rate being applied in the period of acquisition:

Computer equipment                                             30% declining balance
Equipment                                                               20% declining balance
Furniture and fixtures                                            20% declining balance

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted FASB ASC 740 as of its inception.  Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future periods; and accordingly is offset by a valuation allowance. FIN No.48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken into in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in the Company’s Consolidated Statements of Operations. The Company elected this accounting policy, which is a continuation of the Company’s historical policy, in connection with the Company’s adoption of FIN 48

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

2.     Principal Accounting Policies: (Continued)

Foreign Currency Translation

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with  FASB ASC 830“Foreign Currency Translation” (“ASC 830). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Mexican pesos and  Euros. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currencies of the Company’s wholly-owned subsidiaries are the Mexican peso and the Canadian Dollar.  The financial statements of the subsidiaries are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in the statement of operations.

Asset Retirement Obligation

The Company has adopted ASC 410-20 “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognizable over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash flows, discounted at the Company’s credit-adjusted-risk-free interest rate.  To date, no material asset retirement obligation exists due to the early stage of the Company’s mineral exploration.  Accordingly, no liability has been recorded.

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs.  Both the likelihood of new regulations, and their overall effect upon the Company, may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits.  The Company does not anticipate any material capital expenditures for environmental control facilities.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

2.  Principal Accounting Policies: (Continued)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” and requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

Fair Value Option for Financial Assets

On July 1, 2008, the Company adopted FASB ASC 825-10, The Fair Value Option for Financial Assets and Financial Liabilities (“ASC 825-10”). ASC 825-10 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (fair value option) with changes in fair value reported in earnings.  The adoption of ASC 825-10 has no impact on the financial statements as management did not elect the fair value option for any other financial instruments or other assets and liabilities.

Fair Value Measurements

On July 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements  as it relates to financial assets and financial liabilities. In February 2008, the FASB staff issued ASC 845, Effective Date of ASC 820 (“ASC 820”). ASC 845 delayed the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of ASC 845 are effective for the Company’s fiscal year beginning July 1, 2009.

ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in ASC 820.  ASC 820 establishes a fair value hierarchy that distinguishes between (1) market

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

2.  Principal Accounting Policies: (Continued)

Fair Value Measurements (continued)

participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2009							June 30, 2009
	Total		Level 1		Level 2		Level 3	Total
Assets	$		$		$		$	$
Cash equivalents		19,095,311		19,095,311				7,040,999
Accounts receivable		473,052		473,052				221,267
Notes receivable		-		-				91,365
GIC		1,053,811		1,053,811		-		1,063,772

The Company’s cash equivalents, accounts receivables and GIC are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit, and U.S. Treasury securities.  Accounts receivable represents amounts due from a national government regarding the refund of taxes. Notes receivable is classified within Level 2 of the fair value hierarchy.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

3.  Recent Accounting Pronouncements:

(i)     Business Combinations

In December 2007, the FASB issued FASB ASC 805(revised 2007), Business Combinations (ASC 805). ASC 805 significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC 805 is effective for fiscal periods beginning after December 15, 2008. The Company has adopted ASC 805 on July 1, 2009. This standard will change the accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued ASC 810, “No controlling Interests in Consolidated  Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“ASC 810”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  ASC 810 is effective for fiscal periods beginning after December 15, 2008.  The Company has adopted ASC 810 on July 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

(ii)      ASC 815

In March 2008, the FASB issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities (ASC 815). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company has adopted ASC 815 on July 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

(iii)      ASC 460

In May 2008, the FASB issued ASC 460, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." ASC 460 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  ASC 460 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

3.  Recent Accounting Pronouncements: (Continued)

The Company adopted ASC 460 on July 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial condition or results of operation.

(iv)      ASC 855

In May 2009, the FASB issued ASC 855, "Subsequent Events," which establishes general standards for accounting for, and disclosures of, events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective with interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855on July 1, 2009. Adoption of this standard did not have an impact on the Company's results of operations, financial position, or cash flows.

(v)      ASC 860

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“ASC 860”).  ASC 860 is intended to establish standards of financial reporting for the transfer of assets to improve the relevance, representational faithfulness, and comparability. ASC 860 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt ASC 860 on July 1, 2010. The Company has determined that the adoption of ASC 860 will have no impact will have on its consolidated financial statements.

(vi)      ASC 810

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity, and requires companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect ASC 810  to have a material impact on its financial statements.

(vii)      ASC 105-10-05

In July 2009, the FASB issued ASC 105-20-05, "FASB Accounting Standards Codification" ("ASC 105-10-05"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105-10-05. All other accounting literature not included in the Codification is non-authoritative.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

3.  Recent Accounting Pronouncements: (Continued)

Management is currently evaluating the impact of the adoption of ASC 105-10-05 but does not expect the adoption of ASC 105-10-05 to impact the Company's results of operations, financial position, or cash flows.

(viii)      ASC 470-20

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of FSP 14-1 are not addressed by the existing APB 14. FSP 14-1 would require that the liability and equity components of convertible debt instruments within the scope of FSP 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning July 1, 2009 and will be applied retrospectively to all periods presented. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

4.  Non-Cash Transactions:

During the six month period ended December 31, 2009 and 2008, the Company entered into certain non-cash activities as follows:

	2009	2008
Operating and Financing Activities
From issuance of shares for consulting and geological services	$-	$210,988
From issuance of shares for cashless exercise of options	$142,462	$-
From issuance of shares for mineral property	$375,000	$8,828,450

5.  Capital Stock:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.  During the six month period ending December 31, 2009, the Company issued a total of 19,374,408 common shares which are summarized as follows:

	2009	2008
	Common Shares
	18,400,000	1,071,429
Financing	300,000	7,350,000
Acquisition of mineral properties	674,408	551,206
For exercise of warrants and options	19,374,408	8,972,635

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

5.  Capital Stock: (Continued)

During the six month period ended December 31, 2009, the Company issued 19,374,408 common shares.  The Company completed a financing in the current quarter and issued 18,400,000 common shares at $1.25 per share.  The company also issued an additional 300,000 shares at $1.25 per share related to a mineral property and 181, 818 warrants were exercised at $0.95 per share.  The options for 5,429 shares  were exercised at $0.65 during the three month period ending September 30, 2009.

The following share purchase warrants and agent compensation warrants were outstanding at December 31, 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
Warrants	.90	12,000,000	3.16
Agent compensation warrants	.90	840,000	3.16
Warrants	.85	3,636,362	1.00
Warrants	2.15	35,715	1.10
Outstanding and exercisable at December 31, 2009		16,512,077

	December 31, 2009	December 31, 2008
Risk free interest rate	N/A	0.40%
Expected life of warrants	N/A	1 year
Expected stock price volatility	N/A	110%
Expected dividend yield	N/A	0%

6.  Related Party Transactions:

During the period ended December 31, 2009, directors received payments for professional fees in the amount of $90,601 (2008: $51,520).

During the period ended December 31, 2009 the Company made payments of $20,613 pursuant to a premises lease agreement to a corporation with a director in common with the Company.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

7.  Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31 , 2009	June 30, 2009
Vidette Lake – Canada	$-	$275,000
Temoris	4,074,754	4,074,754
Iris Royalty	50,000	50,000
Morelos	100,000	100,000
San Miguel Project	17,855,824	13,906,572
Andrea	20,625	20,625
Peru	10,000	10,000
	$22,111,203	$18,436,951

a.
San Miguel Project

The Company has an option to acquire a 100% in the La Blanca property located in Guazaparez, Chihuahua, Mexico. Pursuant to the option agreement, payments of $180,000 have been made.  Furthermore, the company must pay a royalty of $1.00 for each ounce proven or probable gold reserves. No gold reserves have been established as at December 31, 2009. The Company has incurred $500,000 in exploration expenses.

The Company has a 100% interest in the Santa Cruz mining concession located in the San Miguel Project, subject to satisfactory title transfer. The terms of the agreement called for a payment of $50,000 prior to March 7, 2006 and the required payment was made by the Company.  The option also includes a 3% NSR payable to optioner. This concession was acquired as part of the San Miguel asset project purchased from Tara Gold.

b.
Temoris

On March 19, 2009 the Company closed an agreement with Garibaldi Resources Corp. in which the company acquired the outstanding option on the Temoris project. The option covers an area of approximately 54,000 hectares adjacent to the San Miguel groupings and Andrea project. In consideration for the acquisition, the company paid Garibaldi $400,000 and issued six million shares of the Company’s common stock.

The shares of common stock were delivered to an escrow agent who released 500,000 shares of common stock six months from the date of closing and will release an additional 500,000 shares of common stock every three months thereafter.

On February 12, 2009, the company acquired all of the issued and outstanding shares of common stock of Magnetic Resources Ltd. (“Magnetic”). Magnetic is the sole beneficial stockholder of Minera Gama, S.A. de C.V. which holds interests in various mineral concessions in Mexico known as the Temoris Project and the Morelos Project and also holds a royalty in the Iris Project.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated

7.  Mineral Properties (contintued)

In consideration for the acquisition of all of the issued and outstanding common shares of Magnetic and the assumption and discharge of the stockholder loans, the company issued to the stockholders of Magnetic 1,350,000 shares of the Company’s common stock valued at $675,000 and an advisor was paid a finder’s fee of 200,000 common shares of the Company valued at $100,000.

These financial statements reflect income earned and expenses incurred by Magnetic Resources Ltd. as of February 12, 2009. The following is the purchase price allocation at date of acquisition:

Total purchase price	$775,000

Garibaldi mineral property	604,754
Irish mineral property	50,000
Moralos mineral property	100,000
Other asset	20,246
$775,000

c.	Andrea The Company staked the Andrea mining concession located in the Guazaparez mining district in Chihuahua, Mexico for a cost of $20,000.

d.
Vidette Lake, Canada

During the period ended December 31, 2009, the Company terminated its option to acquire the Vidette Lake Gold Mine and the related costs totaling $275,000 were written off in the consolidated statement of operations.

8.  Fixed Assets:

			Net Book Value
	Cost	Accumulated Amortization	December 31, 2009	June 30, 2009
Property and Equipment	$729,454	$211,793	$517,661	$520,858

During the period ended December 31, 2009, total additions to property, plant and equipment were $28,069 (2008- $340,173).  During the period ended December 31, 2009 the Company recorded depreciation of $ 31,265.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

9.  Notes Receivable:

The Company held convertible notes receivable with face value of $70,000 plus accrued interest issued by Mexoro Minerals Ltd. (“Mexoro”) pursuant to a Letter of Intent dated May 2, 2008 between Mexoro Minerals Ltd. and the Company with respect to the proposed Strategic Alliance between Mexoro and Paramount.  The interest rate of the convertible notes is 8% but by mutual agreement, no interest was accrued for three months ending September 30, 2009. These notes were repaid to the Company on October 1, 2009.

	Maturity Date	Interest Rate	December 31, 2009	June 30, 2009
Note Receivable – Mexoro Minerals	September 18, 2009	8% per annum	$-	$70,000
Note Receivable – Mexoro Minerals	May 7, 2009	8% per annum	-	-
	July 10, 2009	8% per annum	-	-
Accrued Interest	-	-	-	21,365
			$-	$91,365

On May 19, 2009 the Company entered into a letter of agreement with Mexoro Minerals Ltd.  to acquire all its legal and beneficial interest to 12 mining concessions adjacent to Paramount’s San Miguel Project resource areas in Chihuahua, Mexico .  The purchase price is $3.7 million and all underlying property payments are to be deferred for 36 months and further, if Paramount or its assets are sold within this period an additional payment will be made to the vendors.  Any amounts owing to Paramount by Mexoro on closing will be paid out of the closing proceeds.  During the period ending September 30, 2009, the purchase price was deposited into an escrow account pending completion of all due diligence issues.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

10.   Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the six month period ended December 31, 2009:

	United States	Mexico / Latin America	Total
Interest income	$66,244	$65	$66,309

Expenses:
Exploration	1,332,173	2,160,625	3,492,798
Professional fees	407,374	-	407,374
Travel and lodging	87,110	-	87,110
Geologist fees and expenses	372,725	88,746	461,471
Corporate communications	86,190	-	86,190
Consulting fees	136,807	-	136,807
Office and administration	79,384	30,384	109,768
Interest and service charges	48,416	1,931	50,347
Loss on Disposal of Assets	-	-	-
Insurance	25,511	-	25,511
Amortization	11,421	19,844	31,265
Office	42,996	-	42,996
Acquisition Expenses	1,060,180	-	1,060,180
Miscellaneous	(25,103)	-	(25,103)
Stock based compensation	209,191	-	209,191
Write off of mineral property	275,000	-	275,000
Financing & listing fees	77,484	-	77,484
Total Expenses	4,226,859	2,301,530	6,528,389
Net loss	$4,160,615	$2,301,465	$6,462,080

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

10.   Segmented Information (Continued):

Loss for the period by geographical segment for the six month period ended December 31, 2008:

	United States	Mexico / Latin America	Total
Interest income	$96,954	$53,253	$150,207

Expenses:
Exploration (note 15)	619,817	1,170,448	1,790,265
Professional fees	381,595	26,978	408,573
Travel and lodging	114,338	-	114,338
Geologist fees and expenses	258,395	221,484	479,879
Corporate communications	138,698	-	138,698
Consulting fees	70,926	-	70,926
Marketing	319,427	-	319,427
Office and administration	136,853	401,895	538,748
Interest and service charges	3,018	973	3,991
Loss on Disposal of Assets	-	44,669	44,669
Insurance	31,010	17,809	48,819
Amortization	27,103	25,175	52,278
Rent	43,886	-	43,886
Financing	12,525	-	12,525
Miscellaneous	(2,738)	-	(2,738)
Stock based compensation	547,143	-	547,143
Total Expenses	2,701,996	1,909,431	4,611,427
Net loss	$2,605,042	$1,856,178	$4,461,220

Assets by geographical segment:

	United States	Mexico / Latin America	Total

December 31, 2009
Mineral properties	$-	$22,111,203	$22,111,203
Equipment	114,489	403,172	517,661

December 31, 2008
Mineral properties	-	14,054,197	14,054,197
Equipment	$144,306	$423,109	$$567,415

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

11.   Employee Stock Option Plan:

On August 23, 2007, the board and stockholders approved the 2007/2008 Stock Incentive & Compensation Plan thereby reserving an additional 4,000,000 common shares for issuance to employees, directors and consultants.

On February 24, 2009 the stockholders approved the 2008/2009 Stock Incentive & Equity Compensation Plan thereby reserving an additional 3,000,000 common shares for future issuance.  The stockholders also approved the re-pricing of the exercise price of all outstanding stock options to $0.65 per share.

Changes in the Company’s stock options for the period ending December 31, 2009 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of period	4,612,000	$0.98

Issued	-	-
Cancelled / Expired	85,000	1.46
Exercised	232,000	0.65
Granted	-	-

Balance, end of period	4,295,000	$0.98

At December 31, 2009, there were 3,520,000 exercisable options outstanding. Options outstanding above that have not been vested at year end amount to 775,000 which have a maximum service term of 1- 4 years and weighted average exercise price of $1.46. The vesting of these options is dependent on market conditions which have yet to be met.

Stock Based Compensation

The Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used:

	December 31, 2009	December 31, 2008
Risk free interest rate	.040% - .47%	0.40%
Expected dividend yield	0%	0%
Expected stock price volatility	114% - 116%	110%
Expected life of options	3 years	2 to 5 years

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

11.   Employee Stock Option Plan (continued):

During the period ended December 31, 2009 the Company recognized stock based compensation expense in the amount of $ 209,191 (2008: $ 274,928) for the vested portion of options issued in the previous year.

12.   Differences Between US and Canadian Generally Accepted Accounting Principles:

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Set out below are the material adjustments to net loss for the period ending December 31, 2009 and December 31, 2008 and to stockholders’ equity at December 31, 2009 and December 31, 2008 in order to conform to accounting principles generally accepted in Canada (“Canadian GAAP”).

Statement of Loss	Period ended December 31, 2009	Period ended December 31, 2008

Net loss based on US GAAP	$(6,561,739)	$(4,461,220)
Deferred exploration costs prior to the establishment of proven and probable reserves	3,954,269	2,207,134
Net loss for the period based on Canadian GAAP	(2,607,470)	(2,750,003)

Stockholders’ Equity	December 31, 2009	December 31, 2008

Stockholders’ Equity based on US GAAP	$43,015,769	$18,144,913
Deferred exploration costs prior to the establishment of proven and probable reserves	20,555,886	13,131,097
Stockholders’ Equity based on Canadian GAAP	63,571,655	31,276,010

The following sets out the material balance sheet differences between Canadian and U.S. GAAP:

Mineral Properties	December 31, 2009	December 31, 2008

US GAAP	$22,111,203	$14,054,197
Deferred exploration costs prior to the establishment of proven and probable reserves	20,555,886	13,131,097
Canadian GAAP	42,667,089	27,185,294

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

12.   Differences Between US and Canadian Generally Accepted Accounting Principles (Continued):

(a)
Interest in Exploration Properties and Deferred Exploration Costs

Under U.S. GAAP, acquisition costs are capitalized, but exploration costs are not considered to have the characteristics of property, plant and equipment and, accordingly, are expensed prior to the Company determining that economically proven and probable mineral reserves exist.  Subsequent to that determination, all such costs are capitalized.

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

(b)
Statement of Cash Flows

As a result of the treatment of mining interests under item (a) above, cash expended for the exploration costs would have been classified as investing rather than operating, resulting in the following totals under Canadian GAAP:

	December 31, 2009		December 31, 2008

Cash used in operating activities	$	(2,309,733)	$	(708,131)
Cash used in investing activities		(7,465,223)		(3,178,961)

(c)
Recent Accounting Pronouncements

International Financial Reporting Standards (“IFRS”)

In 2006, the Canadian Accounting Standards Board (“AcSB”) published a new strategic plan that will significantly affect financial reporting requirements for Canadian companies. The AcSB strategic plan outlines the convergence of Canadian GAAP with IFRS over an expected five period transitional period. In February 2008 the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canada’s own GAAP. The date is for interim and annual financial statements relating to fiscal periods beginning on or after January 1, 2011. The changeover date of June 30, 2012 will require the restatement for comparative purposes of amounts reported by the Company for the period ended June 30, 2011. While the Company has begun assessing the adoption of IFRS for 2011, the financial reporting impact of the transition to IFRS cannot be reasonably estimated at this time.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
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

Goodwill and Intangible Assets

The Accounting Standards Board has also issued a new Section 3064, Goodwill and Intangible Assets, to replace current Section 3062, Goodwill and Other Intangible Assets. The new section establishes revised standards for recognizing, measuring, presenting and disclosing goodwill and intangible assets. Canadian Institute of Chartered Accountants Handbook Section 3064 is effective for fiscal periods beginning on or after October 1, 2008. The Company adopted Section 3064 on July 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

13.   Klondex Mines Ltd.

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

14.   SNS Silver Corp.:

On December 4, 2009, the Company entered into an Earn-In Agreement with SNS Silver Corp (“SNS”) of Vancouver BC wherein the Company has acquired the right and option to earn up to 30% of  SNS’s interest in and to the Claims of the Northern Nickel Agreement that SNS holds by incurring Exploration Expenditures of CAD $1,400,000 by December 31, 2009. SNS has confirmed that said expenditures of CAD $1,400,000 were incurred by the Company by December 31, 2009 and that the Company now holds an option to acquire a 30% interest in the Northern Nickel claims.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements) (Continued)
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

14.   SNS Silver Corp.: (Continued)

Under terms of the Agreement with SNS, the Company has the option to convert the “Equity Conversion Right” on any and all sums spent on the Exploration Program into shares of SNS at a price of CAD $0.23 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009  contains “ forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

Overview and History:

We are an exploration stage mining company which has as its core business, precious metals exploration in Mexico.  We are a Delaware corporation and we were incorporated on March 29, 2005. Our administrative office is located at Suite 110, 346 Waverley Street, Ottawa, Canada K2P 0W5. We also have a field office located in Temoris, Mexico. Our objective is to explore and develop the San Miguel Project located in the State of Chihuahua, Mexico. Through our wholly owned Mexican subsidiary, Paramount Gold de Mexico S.A. de C.V., we own a 100% interest in the San Miguel property.   We also own additional mining concessions in the state of Chihuahua, Mexico.

In December 2008, we entered into an option to acquire an interest in the Vidette Lake Gold Mine located in British Columbia, Canada.   Upon further geological and mining studies, we have determined that it would not be in the best interests of the Company to pursue the purchase of this property.

In  2009,  we also entered into an option agreement to acquire up to a 30% interest in the Golden Rose project in Ontario, Canada from SNS Silver Corp.

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
(*) Under option

Market for Gold and Silver:

The demand for gold and silver has created a bull market for both metals over the past several years. While there will likely continue to be increased volatility of market prices in the short run due to seasonality or speculation, the growth of the world’s economy is driving demand for raw materials that has drawn down supplies. Despite a slowing U.S. economy, a growing middle class in both China and India is driving demand for precious metals. There also remains increased interest in holding precious metals such as gold and silver as a store of value during periods of increasing anxiety of either errant monetary policies or strained international relations. Contributing further to the increasing price of both gold and silver has been the fall in the value of the US dollar against other major foreign currencies and the deteriorating economic indicators in the United States and throughout the world.

Gold prices have generally trended upward during the last nine years, from a low of just under $260 per ounce in early 2001 to a high of  more than $1,200 per ounce in December2009. Despite declining from a high of $21.00 per ounce in March 2008 to approximately $18.75 per ounce in November 2009, silver has trended upward as well over the past 9 years from a low of approximately $8.50 per ounce.  Management remains encouraged with its ongoing drilling program.   If commercially recoverable deposits are identified, management believes that the Company will enter into an agreement with a mining partner who has experience implementing mining operations.

Recent Financings and Related Agreements:

On October 15, 2009 we offered 16 million shares of our common stock at an offering price of $1.25 per share.  Our underwriters exercised all of their overallotment of 2.4 million shares.  As a result of the foregoing,  we received net proceeds of approximately $21.7 million.  The shares of common stock were offered pursuant to the Company’s  registration statement declared effective by the Commission on Paramount’s shelf registration statement on Form S-3 (Registration No. 333-153104) (the “Registration Statement”), including a base prospectus dated January 8, 2009, as supplemented by a prospectus supplement dated October 8, 2009.  FCMI Financial Corporation (“FCMI”), the Company’s largest stockholder, purchased 4,000,000 Shares in the Offering.

The proceeds from the offering will allow us to further develop the San Miguel project and to explore  other precious metal opportunities.  We believe that these funds will be adequate to meet our budgeted expenses.

On December 4, 2009,  we entered into an Earn -In Agreement with SNS Silver Corp (“SNS”) whereby we acquired the right and option to  earn up to 30% of  SNS’s interest in and to the Claims of the Northern Nickel Agreement  by incurring Exploration Expenditures of $1,400,000 Cdn by December 31, 2009.  We have expended the required sums and as a result, we currently hold an option to acquire a 30% interest in the Northern Nickel claims.  Under terms of the Agreement with SNS, we have been granted an  “Equity  Conversion Right” on any and all sums spent on the Exploration Program into shares of SNS at a price of $0.23 Cdn per share.

Comparison of Operating Results for the Three and Six Months ended December 31, 2009 to the Three and Six Months Ended December 31, 2008 and cumulative from Inception (March 29, 2005)

Revenues

        We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings and notes receivable. Our cash holdings were generated from the sale of our securities. Interest income for the three and six months ended December 31, 2009 were $0 and   $66,309  as compared to  $52,930  and $150,207  for the three and six months ended December 31, 2008.  Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes.

Operating Expenses

For the three and six months ended   December 31, 2009 our total operating expenses  were $4,416,588 and $6,528,389  as compared to  $1,453,612 and $4,611,427   for the comparable periods in 2008.  The significant increase in operating expenses is  primarily attributable to a significant increase in our exploration expenses.   We were able to significantly expand our drilling program due in part to the  proceeds we received from the sale of our securities.

Exploration costs continue to be our largest expense totaling $2,875,770 and $3,954,269 for the three and six months ended December 31, 2009 as compared to $481,495 and $2,270,134 for the three and six months ended December 31, 2008.  We have incurred exploration costs since Inception totaling $20,555,886.

With increased drilling activities, our geology fees for the three months ended December 31, 2009 totaled $242,183 as compared to $140,274 during the second quarter of 2008.  Total geology fees for the six months ended December 31, 2009 and 2008 were $461,471 and $479,869.   Geology fees since inception totaled $3,046,680.  Geology fees will continue to increase as we continue with an expanding drilling program.

We incurred acquisition costs of  $695,721 and $1,060,180 for the three and six months ended December 31, 2009 related to the Klondex transaction. We did not incur similar expenses in 2008. During the three months ended December 31, 2009  stock based compensation was $47,216 and have incurred $209,191 for the six months ended December 31, 2009.   This compares with $200,587 and $547,153 during 2008.

With our dual listings on the NYSE AMEX and the Toronto Stock Exchange market awareness and investor relations continues to be a critical component of our business strategy. We believe that this program has been successful and as a result have been able to reduce these fees from $202,839 and $458,125 for the three and six months ended December 31, 2008 to $46,564 and $86,190 for the comparative periods in 2009.   With most of our focus on mining activities and costs related thereto, we have been able to significantly reduce our office and administrative expenses.  For the three and six months ended December 31, 2009, we incurred expenses of $71,827 and $152,764 as compared to $266,245 and $582,634.

Professional fees for the three and six months ended December 31, 2009 and 2008 remain relatively unchanged totaling $163,442 and $403,374 in 2009 as compared to $173,597 and $408,573.  With increased activities in Mexico, corporate compliance and regulatory issues with respect to compliance matters  for the SEC ,  NYSE AMEX and the Toronto Stock Exchange we expect that these fees will continue at their current level.

Net Income (loss)

Our Net Loss for the three and six months ended December 31, 2009 was $(4,416,588) and $(6,462,080) as compared to  $(1,400,682) and $(4,461,220), in 2008. Cumulative loss since inception totaled $(49,684,485)  Our Net Loss per Share was  $(0.04) and $(0.07) as compared to a Net  Loss per share of   $(0.02) and $(0.08)  during the comparable periods in 2008. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

At  December 31, 2009, we had cash totaling $19,095,311 as compared to $7,040,999, at  June 30, 2009, an increase of   approximately 170%  which is due to our recent financing activities.   Amounts receivable totaled $473,052 at December 31, 2009 as compared to $221,267.  This increase is primarily attributable to  value added tax refunds due from the Mexican government.. Total current assets at December 31, 2009 were $20,674,145  as compared to $8,499,986 at June 30, 2009.

Our long term assets at December 31, 2009 totaled $22,628,864 consisting of mineral properties  and fixed assets totaling $22,111,203 and $517,661 respectively as compared to long terms  assets at June 30, 2009 totaling $18,957,809 consisting of mineral properties totaling $18,436,951 and $520,858 for fixed assets.   Long term assets consist of our mineral properties located within the Sierra Madre gold district in Mexico in addition to an option we acquired for mineral properties located at Vidette Lake in British Columbia. The increase in our mineral properties is directly attributable to an increase of the capitalized costs of the San Miguel Project from $13,906,572 to $17,855,824. We capitalize the acquisition costs of these properties.

Total assets at December 31, 2009 were $43,303,009 as compared to $27,457,795 as of June 30, 2009. This represents an increase of approximately 58% due to increased cash position.

Our current liabilities as of December 31, 2009 totaled $287,240 as compared to $383,445 at June 30, 2009.

We have a working capital surplus at December 31, 2009 (current assets less current liabilities) of $20,386,905  as compared to a working capital surplus of $8,116,541 as of June 30, 2009.   As a result of this working capital surplus we will be able to meet our currently existing ongoing contractual commitments for any property or mineral rights and have sufficient financial resources to fund our ongoing exploration and geological endeavors.

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

ITEM 4T.  THE INFORMATION REQUIRED BY ITEM 4T IS CONTAINED IN ITEM 4.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEDINGS.

On October 2, 2009, we filed a statement of claim in the Supreme Court of British Columbia, Canada, naming Klondex Mines Ltd as a defendant in connection with the termination by Klondex of the binding Letter Agreement dated July 20, 2009 whereby Klondex agreed to be acquired by Paramount on the basis of 1.45 shares of our common stock for each common share of Klondex. The Statement of Claim alleges Klondex acted in bad faith and in breach of the Agreement along with damages for breach of contract and, in addition, damages for malicious falsehood and defamation.  Klondex has denied the allegations.

ITEM 1A.   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES.

During the quarter ended December 31, 2009,  we issued 300,000 shares of our common stock in connection with the acquisition of mineral properties.  We relied on the exemptive provisions of Section 4(2) of the Securities Act in connection with the issuance of the shares of common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS.

None.

We did however, hold our  annual shareholders meeting on  February 24, 2009 at which time we elected  Christopher Crupi, Christopher Reynolds, Michel Yvan Stinglhamber, John Carden, Robert Dinning, Rudi P. Fronk and Eliseo Gonzalez-Urien as directors.

Also at that meeting,  the firm of HLB Cinnamon Jang Willoughby & Company was appointed our  independent registered public accounting firm for the fiscal year ending June 30, 2010.

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

PARAMOUNT GOLD AND SILVER CORP.

Date: February 12, 2010	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: February 12, 2010		/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer