Form 10-K/A
period 2009-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2010-04-19
CIK 1342854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A-1

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

None.

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to Paramount Gold and Silver Corp. (“Paramount” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report regarding planned drilling activities and any other statements about Paramount’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors beginning on page 30. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

METRIC CONVERSION TABLE AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric ton	= 0.0292 troy ounce/ short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 ton	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Au	= gold	m2	= square meter
G	= gram	m3	= cubic meter
g/t	= grams per tonne	Mg	= milligram
Ha	= hectare	mg/m3	= milligrams per cubic meter
Km	= kilometer	T or t	= ton
Km2	= square kilometers	Oz	= troy ounce
Kg	= kilogram	Ppm	= parts per billion
M	= meter	Ma	= million years

Note: All units in this report are stated in metric measurements unless otherwise noted.

i

GLOSSARY OF MINING TERMS

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

Additional Definitions

alteration – any change in the mineral composition of a rock brought about by physical or chemical means assay – a measure of the valuable mineral content

diamond drilling – rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample dip – the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure disseminated – where minerals occur as scattered particles in the rock fault – a surface or zone of rock fracture along which there has been displacement feasibility study – a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production formation – a distinct layer of sedimentary rock of similar composition geochemistry – the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geophysics – the study of the mechanical, electrical and magnetic properties of the earth’s crust geophysical surveys – a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface geotechnical – the study of ground stability

grade – quantity of metal per unit weight of host rock

heap leach – a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals host rock – the rock in which a mineral or an ore body may be contained in-situ – in its natural position

lithology – the character of the rock described in terms of its structure, color, mineral composition, grain size and arrangement of tits component parts, all those visible features that in the aggregate impart individuality to the rock mapped or geological mapping – the recording of geologic information including rock units and the occurrence of structural features, and mineral deposits on maps mineral – a naturally occurring inorganic crystalline material having a definite chemical composition mineralization – a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock outcrop – that part of a geologic formation or structure that appears at the surface of the earth open pit or open cut – surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore – mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body – a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade – the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per ton of ore oxide – gold bearing ore which results from the oxidation of near surface sulfide ore preliminary assessment – a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study

QA/QC – Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data quartz – a mineral composed of silicon dioxide, SiO2 (silica)

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

PAGE

PART I

Item 1.

Business.

1

Item 1A.

Risk Factors.

30

Item 1B.

Unresolved Staff Comments.

37

Item 2.

Properties.

37

Item 3.

Legal Proceedings.

37

Item 4.

Submission of Matters to a Vote of Security Holders.

37

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities.

38

PART II

Item 6.

Selected Financial Data.

44

Item 7.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

44

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

47

Item 8.

Financial Statements and Supplementary Data.

47

Item 9.

Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.

47

Item 9A.

Controls and Procedures.

47

Item 9B.

Other Information.

48

PART III

Item 10

Directors, Executive Officers and Corporate Governance.

49

Item 11.

Executive Compensation.

53

Item 12.

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

56

Item 13

Certain Relationships and Related Transactions, and Director Independence.

58

Item 14.

Principal Accountant Fees and Services.

58

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

60

v

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

In December 2008, we executed an option to acquire an interest in the Videttle Lake project in British Columbia, Canada. Preliminary drilling results were not favorable and we have decided not to pursue any further exploratory activities on this property.

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

Properties

San Miguel Project

Our exploratory activities are concentrated within the San Miguel Groupings which comprise the San Miguel Project

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

Land Area

The San Miguel project originally consisted of 17 smaller concessions clustered near Guazapares, Chihuahua with a total area of 427.17 hectares, plus the much larger Andrea, Gissel and Isabel concessions which were staked in 2008, the Elyca concession which was acquired in 2008, and a joint venture agreement that had been signed with Garibaldi Resources Corporation as part of a district wide exploration program.

Since November 2008, there have been significant additions to the San Miguel project concessions. A joint venture with Garibaldi, previously discussed has been terminated and replaced by a purchase and sale (closed in March 2009) of all of their interest in several mining concession totalling approximately 54,000 hectares Pursuant to the agreement Paramount paid Garibaldi a total of $400,000 in cash and issued 6 million shares of Paramount’s common stock. A map of the new Temoris project is set forth below.

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

Mexoro

Paramount has deposited the required funds ($3.7 million) to conclude the acquisition of the Guazapares claims into an escrow account pending confirmation of title transfer from the Mexican subsidiary of Mexoro to the Mexican subsidiary of Paramount. Garibaldi Agreement.

Garibaldi

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

Through our wholly owned Mexican subsidiary, we have been granted mineral claims which grant us exclusive exploration and exploitation rights. Mexican mining claims are valid for an initial 25 year term with one renewable term for 25 years. Exploration claims grant the automatic right to disturb the surface to conduct exploratory work such as drilling. Permits are automatically granted once rights have been issued together with the payment of nominal fees. Exploitation, mine development and construction requires the approval of various levels of local government in Mexico. However, this is not under consideration by Paramount at this time. Access to the properties are by agreement by the owner or local community and are typically granted for a nominal fee.

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

As an exploration company with no active mines under development or operating, we have relied on a series of public and temporary roads to access our properties.

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

Paramount Exploration History

As of August 31, 2008, Paramount had completed 69 trenches for a total of 3,743 meters, in the Santa Clara, La Union, San Jose, and San Antonio, El Carmen and La Veronica areas. Trenches approximately 30 inches wide were cut perpendicular to the strike of the veins with an excavator. They were cut as deep as the hardness of the rock would allow. All trenches were mapped for lithology, alteration, structural controls of mineralization and oxidation and were sampled in detail. Trench sampling was used to assist in the geological interpretation and modeling.

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

Within the western part of the Sierra Madre Occidental, a 300 km long north-northwest trending belt of low to intermediate sulfidization, epithermal, polymetallic silver and gold mineralization extends from the Moris deposit to Guadalupe y Calvo along the southwest border of Chihuahua. This trend of mineral occurrences appears to be localized by a series of north northwest oriented regional extensional structures.

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

District faults generally trend north-northwest, paralleling the regional structural setting. Silvergold-lead-zinc mineralization at the San Miguel Project is spatially associated with these fault structures. Several rhyodacite dikes follow these fault zones and appear to be associated with mineralization.

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

Pre-1956 mining exploited near-surface, oxidized portions of the mineralized structures, producing silver and minor gold. On a district scale, the lithology, structural setting and controls of mineralization appear strongly analogous to other deposits in the general area, particularly to those at the Palmarejo deposit, approximately 15 kilometers to the west, and to Dolores, 200 kilometers on trend to the north-northwest.

SAN MIGUEL PROJECT – PRINCIPAL CONCESSIONS AND DRILLING AREAS

763000 E
765000 E
767000 E
769000 E
771000 E
3050000 N
3030000 N
3010000 N
Monte Cristo
San Miguel
La Veronica N
El Carmen
San Antonio
San Luis
San Jose
La Union N
La Union S
Santa Clara
Miocene basalt flows
Oligocene rhyolite flows, domes and ignimbrites
Oligocene rhyodacite
Eocene andesite
Faults
Gold/Silver mines & prospects
0
1
2
km
N
Paramount
GOLD
San Miguel Project
Regional Location Map
Guazapares
Chihuahua, Mexico
December 2006

Santa Clara - La Union – Area Geology

There are three principal geologic units mapped in the 2.5 kilometer long area stretching from the little-explored Santa Clara area in the south to San Luis in the centre of the Guazapares district. A north-south striking, west dipping andesitic basement composed of andesitic flows and volcaniclastic rocks with a few dacitic to rhyolitic tuff horizons underlies the western portions of the area. Total thickness is unknown. To the east, a package of lithic to quartzo-feldspathic tuffs discordantly overlies the andesites and displays a north-northeast trending pseudo-stratification with dips of 15 to 40 degrees to the northwest. The fault zone separating the western andesites and the eastern tuffs is characterized by a sharp eastern margin. West of this fault plane the fault zone is complex with fault splits, and mineralized fractures particularly in the San Jose area. A dacitic dike outcrops intermittently along the contact between these two units, striking approximately N30W and dipping 50 to 70 degrees east.

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

Please note: the Santa Clara-La Union areas do not contain any known reserves and any planned drilling program is exploratory in nature.

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

Please note: The Monte Cristo concession does not contain any known reserves and any planned drilling program is exploratory in nature.

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

San Antonio has been divided into a north and south area based on a change in dip direction of the large mineralized structures mapped on surface and interpreted in diamond drill holes. The mineralized structures dip to the east at San Antonio South and to the west at San Antonio North. The abundance of silicified structures is apparently less at San Antonio South relative to San Antonio North. San Antonio and El Carmen areas correlate to the San Antonio South and San Antonio North areas respectively.

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

The San Antonio North area is anomalous in that the fault zone that hosts the mineralized structures is approximately 300 meters wide. Major structures that host quartz veins generally strike about 145 degrees and dip to the west at variable angles. Silicified zones range in width from 5 to 35 meters and are separated by unsilicified zones. Silicification is the predominant alteration type observed.

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

Please note: The Monte Cristo concession does not contain any known reserves and any planned drilling program is exploratory in nature.

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

Please note: The La Veronica concession does not contain any known reserves and any planned drilling program is exploratory in nature.

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

The major structures that host the mineralized veins, stockworks and breccias at the Project generally occur in the Lower Volcanic Complex at or near the contact between andesitic and felsic sequences or within the more competent and brittle felsic sequences that allowed for development of through-going fractures. Interpreted dilational portions of the fault zones, such as flexures, link veins in fault jogs, or stockwork tension veins, appear at least locally to preferentially accommodate the development of mineralized shoots or clavos.

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

We have not disclosed resource estimates or assay result disclosure pursuant to Canadian National Institute 43-101 as the resource estimates have not demonstrated either indicated or proven reserves and are not provided herein.

La Union Area Mineralization

An area of historic shallow workings is centered approximately 400 meters south of the La Union mine workings. We excavated three trenches totaling 85 meters in this area and twenty-one core holes were drilled for a total of 3,914 meters. Trenching intersected modest intervals of moderate silver and gold grades. The most significant trench intercept in this area (ZLU-7) was 22.6 meters of 0.40 g/t Au and 89 g/t Ag.

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

The bulk of the gold and silver ounces in the San Miguel vein are contained in Clavo 99. In addition, there is a coherent core zone, approximately 650 meters long and 200 meters wide that hugs the upper right clavo margin between holes SM-44 and SM-3. The deepest and southernmost intercepts in the clavo are close to the property boundary.

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

Guazapares Area Mineralization

The known mineralization at the Guazapares project area is associated with a series of chalcedonic veins which cut the complex sequence of rhyolitic to dacitic flows, domes, breccias and dikes exposed there. The primary orientations of the vein sets are northeasterly, the same as one vein set at Monte Cristo; N30W, sub-parallel to the San Miguel vein and principal Monte Cristo vein set, and east-west – a vein set not commonly observed elsewhere in the district. A linear topographic feature passes between the San Antonio and San Francisco targets, from close to hole GU-24 to the Montana de Oro Target, near holes GU-23. This is interpreted to represent a major N30W fault which may be a significant control on mineralization in the area. Left lateral movement on such a fault would generate the east-west trending dilational fractures which are occupied by several mineralized veins. This movement would also generate the other N30W trending vein sets sub-parallel to this fault.

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

The previous owner conducted a systematic rock chip sampling program of all existing workings (where accessible) and surface exposures of veining and silicification.

They also completed 31 core holes for a total of 4,622 meters in its Guazapares project, largely in the San Antonio, San Francisco and El Cantillo targets. Most holes were relatively short (149 meters on average), and directed below altered and mineralized surface exposures and small old artisanal workings at relatively shallow depths

TemorisProject Area Mineralization

As the majority of the claims are in area  which the Company only recently acquired, there has not yet been a great deal of exploration by Paramount. There are nine target areas which were identified and explored by the previous owner over the last two years. The Company’s staff has reviewed this data and examined and sampled all of the nine target areas in the field. Exploration targets have been developed on many of them and drilling is planned on some of them later in the 2009 season.

The targeted areas are:

El Ojito , Don Ese, La Verde-Los llanos targe, Temoris, Trigo-Allisos, Vetas Azules Target, Palmarito Targe, La Tinaja-La Veronica Target and Piedra Bola Target.

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

While one target area was being drilled, the mapping, trenching and sampling proceeded to the next target area to be drilled. Mapping, trenching and sampling proceeded in the same order as the drilling sequence: Montecristo, La Blanca, San Luis, San Jose, La Union, San Antonio, La Veronica, Sangre de Cristo, Santa Clara and San Miguel. Paramount recognized the need to conduct broader scale geological mapping of the Project area and therefore brought in four geologists in the summer of 2007 to map the entire district at a scale of 1:5000. Approximately two months of field time was spent over a four-month period mapping more than 15 square kilometers (1,500 hectares) of moderate to rugged terrain. In addition, the detailed 1:1000 scale maps of the target were updated and integrated based on the geological knowledge gained from the district scale mapping. A comprehensive in-house report was produced of the district-scale mapping program. The district mapping and update of detailed areas provided Paramount a better understanding of the district-wide geologic and structural setting and the controls on mineralization.

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

Drilling

Exploration Program and Budget

The Company’s exploration program and budget will be managed by its in-house technical staff. It will be funded by the Company’s cash on hand and will total approximately $6.3million dollars for the 2010 calendar year. The exploration activities and budgeted amounts per activity are as follows:

Activity	Timeline	Approximate Budget
Establish the limits of the project concessions	January 2010	$30,000
Complete internal resource estimation on existing resources	February 2010 to March 2010	$500,000
Complete diamond drilling target test evaluation	January 2010 to March 2010	$2,000,000
Complete reverse circulation delineation drilling	April 2010 to June 2010	$3,500,000
Complete resource estimation and qualifying report	July 2010 to September 2010	$275,000

Drilling at the San Miguel Project began in late April of 2006, at the Montecristo area at the north end of the Guazapares structural trend. Layne de Mexico has been the drill contractor for all drilling at the Project. Paramount’s México country manager, Armando Valtierra and San Miguel project manager Javier Martinez have supervised the drill program.

From April, 2006 to August 31, 2008 we completed 213 diamond drill holes totaling 47,559.7 meters at the San Miguel Project. Our exploration efforts to date have focused on the diamond drilling of segments of the Guazapares Fault structure over a seven-kilometer strike–length between the La Union and Montecristo areas and most recently, on the San Miguel Vein hosted by the sub-parallel Batosegachic Fault structure approximately 3 kilometers west of the Guazapares structure. Drilling to date along the Guazapares structure been largely preliminary in nature and has tested beneath historic showings and workings and their strike extensions often with single holes on relatively wide-spaced sections. Drilling on the San Miguel vein began in August 2007 and has been the focus of drilling since November 2007 and through the end of August 2008. Drilling at the San Miguel vein has been more intensive than that completed along the Guazapares structure in an effort to delineate mineralized shoot referred to as “Clavo 99”. In July and August 2008, eight additional holes were drilled in the La Union area to pursue attractive near-surface drill results to greater depths.

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

From April 23, 2006 to August 30, 2008 we completed 213 diamond drill holes totaling 47559.7 meters as part of a planned 50,000 meter drilling program at the San Miguel Project. An additional 3786.5 meters were drilled between mid July and early September 2009. Diamond core drilling to date has been HQ size only (63.5 millimeters or 2.5 inches diameter). HQ core was chosen to provide a large sample and to allow for reduction in core size if necessary in a difficult drill hole. With the exception of a few holes, all were completed to their planned depths. Overall core recovery has been excellent, averaging nearly 100%.

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

Sample Preparation

Our samples are prepared at the ALS-Chemex sample preparation facility in Chihuahua City, Chihuahua. The Chihuahua facility specializes in the preparation of geological materials utilizing methods ranging from standard preparation to siebing and metallic screen preparation. The facility has a modern array of equipment and is capable of processing as many as 20,000 samples per month. Sample preparation consists of conventional drying if required, in ovens with a temperature in the range of 110-120 C (230-250 F); crushing; splitting and; pulverizing. After drying, the sample is passed through a primary oscillating jaw crusher producing material of 70% passing a 2mm screen (CodeCRU-31). A 250-gram sub-sample is split from the crushed material using a stainless steel riffle splitter (Code SPL-21). This split is then ground to 85% passing 75 microns or better using a ring pulverizer (PUL-31). Prepared sample pulps are shipped from Chihuahua to the ALS-Chemex laboratory in North Vancouver, Canada for analysis.

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

DATA VERIFICATION

Quality Assurance / Quality Control (QA/QC)

A quality control system has been established at the San Miguel Property. This program includes the routine insertion of certified reference materials (standards), field blanks and duplicates. As the program was established after a considerable number of samples had already been analyzed (~15,000), part of this program was designed to increase the confidence of earlier analyses through a series of external check analyses.

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

Contamination

Contamination is monitored through the routine insertion of field blank material into the sample stream at the rate of 1 in each group of 20 samples submitted. The blank material is local rock believed to be unmineralized. Although results are tracked for all elements, just the silver results are presented here to indicate that there is a natural variation of this material, more pronounced with the ICP41 data with a lower detection limit. Prior to the establishment of a complete quality control program, blanks were routinely added into all of the batches, so this data represents all results going back to 2006. A rough guide for blanks is that samples should have analyses of less than 5x the detection limit. This, of course depends on how low a detection limit you have and the natural background concentration of the blank material. In this case, with a limit based on 5x the gravimetric fire assay detection limit of 5 ppm would be 25 ppm. As can be seen there are a group of analyses above this level in the middle of the plot. These coincide with a large number of analyses indicating that this group of samples likely had a higher background level rather than an indication of contamination.

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

Deposit Geology

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

Drilling has shown that the well-mineralized portion of the San Miguel vein is more than a kilometer in strike length and extends to at least 400 meters depth. It has been tested with 61 core holes. At La Union (fewer drill holes) the well-mineralized portion is at least 400 meters long, and at least 125 meters depth. La Union has been tested with 21 core holes. Within both zones mineralization appears relatively consistent in grade and thickness.

Property Boundaries

The area of influence of the polygons may cross the concession boundaries at the San Miguel and La Union deposits on the down-dip side. To reconcile this question the property boundaries were carefully plotted on the sections. Then it was confirmed that all the drillhole collars and each entire drillhole remained within the property limits.

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

VIDETTE LAKE

Summary:

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

The area surrounding and including Vidette Lake has seen very limited modern, systematic exploration work programs. The recognition of spatial and genetic relationships between epithermal and porphyry deposits has since improved tremendously, as have the techniques to explore, develop and mine them. Management believes the potential exists both on the property and in the area to develop viable, new mineral resources of gold, silver, copper and/or molybdenum that could be permitted, mined and processed. A multi-faceted work program will be needed to delineate and expand known grades vein type occurrences in the immediate area of the Vidette Lake. We have not yet budgeted any funds for these activities.

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

The Vidette Lake area is underlain by mafic volcanics of the Upper Triassic Nicola Group exposed in a window eroded through flat lying Miocene sedimentary rocks and plateau basalts of the Chilcoten Group. The uppermost Chilcoten Group strata comprise an extensive layer of plateau basalts of the Chasm Formation, underlain by volcanic ash and fluviatile and lacustrine sedimentary strata of the Deadman River Formation which occupy a northwest trending Miocene channel. Locally, the Nicola rocks are intruded by porphyritic biotite-hornblende granodiorite plugs and dikes which are probably related to the Triassic to Jurassic Thuya batholith. Nicola Rocks are generally augite andesite commonly altered to chlorite-rich or carbonatized greenstones, however, contact metamorphism has developed garnet-diopsideactinolite skarn or tactite adjacent to the intrusive rocks. Locally, siliceous cap-rocks are developed near the paleosurface within and overlying the Nicola rocks. These siliceous cap-

rocks are vari-coloured and consist of cryptocrystalline massive and banded to vuggy silica, cross-cutting veins, or delicately-layered material interpreted as hot spring sinter.

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

Planned Exploration Program:

None: Field tests and exploratory activities were not indicative of sufficient quantities of either gold or silver to further pursue this property or exercise our option. As such, we have abandoned this property.

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

Prospective investors should be aware that if we are not successful in our endeavors, your entire investment in the Company could become worthless. Even if we are successful, in identifying mineral reserves that can be commercially developed, there there can be no assurances that we will generate any revenues and our losses will continue.

We have not generated any revenues from operations. We have a history of losses and losses are likely to continue in the future.

We have not generated any revenues from operations. Our Net loss for the fiscal year ended June 30, 2009 totaled $7,508,394. Cumulative losses since inception totaled $43,484,456. We have incurred significant losses in the past and we will likely continue to incur losses in the future unless our drilling program proves successful. Even if our drilling program identifies gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. This exploration program includes drilling programs at various locations within the Mexico and Canada .. If our exploration costs are greater than anticipated, then we will have less funds for other expenses or projects. If higher exploration costs reduce the amount of funds available for the extraction of gold or silver through mining and development activities, then our ability to generate revenues will be adversely affected. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain, increased government regulation and shortages of qualified personnel.

During the next twelve months, and assuming no adverse developments outside of the ordinary course of business we have budgeted approximately $6.3 million for exploratory activities. Exploration will be funded by our available cash reserves. Our drilling program may vary significantly from what we have budgeted depending upon drilling results Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without a joint venture partner, of which there can be no assurance.

Our budgeted exploration program is significantly larger than our exploration expenses from what we incurred in 2009.

During our last fiscal year, our working capital had declined and we had to allocate our resources to those areas which could lead to identifying proven reserves. In order to maximize our drilling program, we allocated greater resources to geologic testing. Now with greater working capital and more detailed geological results, we will be able to expand our drilling program. However, there can be no assurance that an expanded drilling program will identify proven reserves.

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

Any mining operations we undertake outside of the United States will be subject to currency fluctuations. Fluctuations in the exchange rate between the U.S. dollar and any foreign currency may adversely impact our operations. We do not anticipate that we will enter into any type of hedging transactions to offset this risk. In addition, with respect to commercial operations in Mexico or other countries, it is possible that material transactions incurred in local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining revenues from operations in that country.

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

Increasing violence between the Mexican government and drug cartels may result in additional costs  of doing business in Mexico.

To date, we have not incurred additional costs as a result of increasing violence between the Mexican government and drug cartels. The state of Chihuahua where the San Miguel property is located has experienced over 2,500 deaths attributable to the drug wars. To date, this violence has had no impact on our business operations. Management remains cognizant that the drug cartels may expand their operations or violence in areas in close proximity to our operations. Should this occur, we will be required to hire additional security personnel. We have not budgeted for increased security. However, if drug violence becomes a problem or, any other violence impacts our operations, the costs to protect our personnel and property will adversely impact our operations.

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

The precious metals markets are volatile markets. This will have a direct impact on the Company’s revenues (if any) and profits (if any) and will probably have an adverse affect on our ongoing operations.

The price of both gold and silver has increased over the past few years. This has contributed to the renewed interest in gold and silver mining and companies engaged in that business, including the exploration for both gold and silver. However, in the event that the price of these metals fall, the interest in the gold and silver mining industry may decline and the value of the Company’s business could be adversely affected. Further, although it is anticipated that mining costs outside of the United States and Canada will be appreciably lower, no assurances can be given that the situation will remain, or that gold or silver will remain at a price that will enable us to generate revenues from our mining operations. Even if we are able to generate revenues, there can be no assurance that any of our operations will prove to be profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of both gold and silver resources. Such conditions have resulted in periods of excess supply of and reduced demand on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for both gold and silver. The excess or short supply of gold has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. We cannot predict what the market for gold or silver will be in the future.

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

We may not be able to generate revenues.

To date, we have not generated any revenues from operations. We have incurred significant losses since inception and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully identify commercially exploitable mining reserves, there can be no assurance that we will have sufficient financing to exploit these reserves, generate revenues or find a willing buyer for the properties.

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

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues.

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

During our last fiscal year, we issued a total of 34,477,222 shares of common stock including 16,707,791 shares as a result of various financings throughout the year, 16,200,000 shares of common stock for the acquisition of mining properties and 1,569,431 shares of common stock for services rendered. While the issuance of the additional shares of our common stock has resulted in dilution to our existing shareholders, management believes that the issuance of these shares of common stock has provided enhanced value to our company and preserved working capital for our drilling program and general working capital.

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

We may be subject to a significant damage award  if we are not successful  in connection with the litigation we have instituted  against Klondex.

We filed a lawsuit against Klondex. We may not be successful in this litigation in which case we would have incurred significant costs and expenses. Even if we are successful, there can be no assurance that we will be able to recover any damaged award. This could occur if Klondex files for bankruptcy.

Klondex has filed a counterclaim against us. If their counterclaim is upheld and Klondex receives a judgment, we face potential liability totaling millions of dollars. This will severely impact our ongoing operations, in which case, investors would likely lose a significant portion of their investment.

Item 1B.

Unresolved Staff Comments.

The staff of the Securities and Exchange issued a common letter dated February 26, 2010 requesting additional information and clarification regarding our business operations and financial statements. This amended Form 10-K is being filed in response to this comment letter. We will also address similar issues with respect to our quarterly reports for the period ended September 30 and December 31, 2009.

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

Item 3.

Legal Proceedings.

Subsequent to our year end, on October 2, 2009, we filed a statement of claim in the Supreme Court of British Columbia, Canada, naming Klondex Mines Ltd as a defendant in connection with the termination by Klondex of the binding Letter Agreement dated July 20, 2009 whereby Klondex agreed to be acquired by Paramount on the basis of 1.45 shares of our common stock for each common share of Klondex. The Statement of Claim alleges Klondex acted in bad faith and in breach of the Agreement along with damages for breach of contract and, in addition, damages for malicious falsehood and defamation. Klondex has denied the allegations and filed a counterclaim.

We believe that the Klondex claim is without merit and will aggressively pursue our claim against Klondex.

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

We issued 500,000 shares of common stock as payment for an interest in the Vidette Lake property. The common stock was valued at $275,000.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

We are an exploratory stage mining company that currently has mining concessions in Mexico and options to acquire additional mining concessions in Mexico and Canada. Our current drilling program will concentrate on our San Miguel. We have determined not to pursue a drilling program at Vidette Lake. We have no proven reserves at San Miguel.

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

Operating Expenses:

We incurred expenses totaling $7,490,261 as compared to $18,867,523 for the year ended 2008, a decrease of approximately $11.37 million. The significant decrease in our expenses is primarily attributable to a decrease in exploration expenses of approximately $6 million and a decrease in stock based compensation totaling approximately $4.5 million. Other areas experiencing less significant cost reductions included travel and lodging, corporate communications and marketing. The only area where we saw a significant increase in costs was with respect to office and administrative expenses which increased by approximately $350,000.

During our last fiscal year, we incurred exploratory costs of $1,548,330, professional fees totaling $1,244,792, geologist fees and expenses of $824,291, marketing fees of $542,279 and office and administrative expenses totaling $881,726. These fees compare to exploratory fees of $7,575,155, professional fees of $3,235,090,  geologist fees and expenses of $1,121,187, marketing fees of $932,777, and office and administrative expenses of $511,096 for the year ended June 30, 2008. The significant decline in our overall expenses as identified in our Consolidated Statement of Operations is primarily attributable to management’s decision to reduce drilling operations to preserve capital and to further evaluate drilling results. While we continue to rely on stock based compensation, we have not relied on this financing source as much as in the past. During our latest fiscal year stock based compensation declined from $6,061,101 to $1,733,052. We issued shares of our common stock for consulting and geological services. With fewer personnel involved in our drilling program, stock based compensation has declined.

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

Liquidity and Capital Resources:

Assets and Liabilities

At June 30, 2009 we had cash and cash equivalents totaling $7,040,999 as compared to $3,199,848 at June 30, 2008, an increase of approximately 120%. The significant increase in our cash reserves is a direct result of a private placement of our securities with FCMI in the amount of $7.2 million in March 2009. Accounts receivable declined from $1,384,492 at June 30, 2008 to $221,267 at June 30, 2009. Similarly, prepaid deposits and expenses declined from $379,348 to $82,583. We had total current assets of $8,499,986 at June 30, 2009, as compared to $5,833,688 at June 30, 2008, an increase of approximately 30%.

Our mineral properties were valued as of June 30, 2009 at $18,436,951 as compared to $4,738,747, an increase of approximately 300%. The significant increase in the value of our mineral properties this past year is directly attributable to an increase in the size of our holdings. During this past year, we issued 16,200,000 shares of our common stock for the acquisition of additional mineral properties valued at $13,698,204. Approximately $9.04 million of this total is attributable to our San Miguel concession and $3.97 million is attributable to our Temoris concession. (See Footnotes 4 and 7.) We also have a short term receivable of $1,063,772 which is non-redeemable until May 7, 2010 and bears interest at the rate of 3.25% per annum. Fixed assets totaled $520,858 as compared to $354,996. Our long term assets at June 30, 2009 totaled $18,957,809 as compared to $6,098,640 at June 30, 2008, almost all of which is attributable to the increase in our mineral properties.

Total assets at June 30, 2009 were $27,457,795 as compared to $11,932,328 at June 30, 2008, an increase of approximately 130%.

Our current liabilities as of June 30, 2009 totaled $383,445 as compared to $1,714,620 as of June 30, 2008. We have a working capital surplus of $8,116,541 as compared to a working capital surplus of $4,119,068 at June 30, 2008. We believe that our working capital surplus will enable us to meet our anticipated drilling and operational needs, subject to any costs that we incur with respect to the acquisition of additional mineral properties. Acquisition of additional mineral properties will likely require a cash infusion from either debt or equity financing, of which there can be no assurance.

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

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (June 30, 2009). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure.

It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Management believes that the Company’s system of disclosure and controls currently in place are effective to provide reasonable assurance levels as to their accuracy.

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

Name	Age	Position(s)
Christopher Crupi	40	Director/CEO/President/Treasurer
Charles William Reed	65	Director and Vice President
Robert Dinning	70	Director
Michael Clancy	44	Secretary
John Carden	61	Director
Lucie Letellier	48	Former Chief Financial Officer
Michel Yvan Stinglhamber	76	Director
Eliseo Gonzalez-Urien	68	Director
Rudi P. Fronk	50	Director
Carlo Buffone	39	Chief Financial Officer

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

Carlo Buffone

Mr. Buffone has been a Certified Management Accountant (CMA) since 1995 and is presently 39 years old. From 1995 to 1999 Mr. Buffone was Corporate Controller form Huber Suhner Canada and in 1999 he was Chief Financial Officer of ivyNet Corporation in Toronto, a public company. From April 2001 to April 2005, Mr. Buffone was employed as a Corporate Development Specialist for CMA Holdings Group a wealth management firm with over $23 billion in assets under administration where he was responsible for mergers and acquisitions. In April 2005 he founded Mama’s Boy Wines and has since inception served as its president. The company develops wholesale sales channels for artisanal wine makers both domestically and in Europe.

Mr. Buffone received a Bachelor of Commerce Degree from the University of Ottawa in 1993 and studied mergers and acquisitions at the Kellogg School of Management at Northwestern University in 2004.

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

PARAMOUNT GOLD AND SILVER CORP.

By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
President and Chief Executive Officer (principal executive officer)

Date: April 19, 2010

By:	/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer (principal financial and accounting officer)

Date: April 19, 2010

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

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	President and Chief Executive Officer/Director	April 19, 2010
Christopher Crupi

/s/ CARLO BUFFONE	Chief Financial Officer	April 19, 2010
Carlo Buffone

/s/ JOHN CARDEN	Director	April 19, 2010
John Carden

/s/ RUDI P. FRONK	Director	April 19, 2010
Rudi P. Fronk

/s/ ELISEO GONZALEZ-URIEN	Director	April 19, 2010
Eliseo Gonzalez-Urien

/s/ MICHEL YVAN STINGLHAMBER	Director	April 19, 2010
Michel Yvan Stinglhamber

/s/ ROBERT DINNING	Director	April 19, 2010
Robert Dinning

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Index to Consolidated Financial Statements

(Audited)

Year ended June 30, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold and Silver Corp. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheets of Paramount Gold and Silver Corp. as at June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and from the date of inception (March 29, 2005) through June 30, 2009. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

“Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, BC, Canada

September 8, 2009 except for note 14, as to which the date is September 24, 2009, and note 16, as to which the date is April 9, 2010

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

Commitments (Note 13) Subsequent Events (Note 15)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Operations (Audited)

For the Year Ended June 30, 2009 and June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	Year Ended June 30, 2009 (Restated)	Year Ended June 30, 2008 (Restated)	Cumulative Since Inception March 29, 2005 to June 30, 2009 (Restated)
Revenue

Interest Income	$249,082	$457,562	$982,109

Expenses:
Incorporation Costs	—	—	1,773
Exploration	1,548,330	7,575,155	14,016,407
Professional Fees	1,244,792	3,235,090	5,293,649
Travel & Lodging	228,920	429,494	856,606
Geologist Fees & Expenses	824,291	1,121,187	3,737,065
Corporate Communications	260,907	539,304	1,147,505
Consulting Fees	1,561,084	4,143,664	13,386,384
Marketing	542,279	932,777	1,637,453
Office & Administration	881,726	511,096	1,661,239
Interest & Service Charges	18,987	11,281	39,198
Loss on disposal of Fixed Assets	44,669	—	44,669
Insurance	76,705	90,701	228,068
Amortization	99,010	95,627	229,912
Rent	78,974	92,606	265,444
Miscellaneous	91,592	93,384	184,976
Financing	(12,005)	(3,843)	(22,024)
Write Down of Mineral Property	—	—	1,471,049
Total Expense	7,490,261	18,867,523	44,179,373

Net Loss	7,241,179	18,409,461	43,197,264
Other comprehensive loss
Foreign Currency Translation Adjustment	267,215	28,389	287,192

Total Comprehensive Loss for the Period	$7,508,394	$18,438,350	$43,484,456

Loss per Common share
Basic	$0.12	$0.38
Diluted	$0.11	$0.38

Weighted Average Number of Common Shares Used in Per Share Calculations
Basic	62,941,467	47,703,566
Diluted	65,433,659	47,703,566

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Statements of Cash Flows (Audited)

For the Year Ended June 30, 2009 and June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2009 (Restated)	For the Year Ended June 30, 2008	Cumulative Since Inception to June 30, 2009 (Restated)
Operating Activities:

Net Loss	$(7,241,179)	$(18,409,961)	$(43,197,264)
Adjustment for:
Amortization	99,010	95,627	229,912
Loss on disposal of assets	44,669	—	44,669
Stock based compensation	1,733,052	6,061,101	16,147,684
Accrued interest	(58,875)	—	(58,875)
Write-down of mineral properties	—	—	—
(Increase) Decrease in accounts receivable	1,163,225	(415,594)	(196,438)
(Increase) Decrease in prepaid expenses	296,765	(174,298)	98,839)
Increase (Decrease) in accounts payable	(1,331,175)	703,254	151,424

Cash used in Operating Activities	(5,294,508)	(12,139,871)	(25,309,000)

Investing Activities:

Purchase of GIC receivable	—	(1,004,897)	(1,004,897)
Note receivable	800,000	(870,000)	(70,000)
Purchase of Mineral Properties	(469,754)	(1,040,308)	(3,344,557)
Purchase of Equipment	(340,000)	(179,114)	(825,918)

Cash used in Investing Activities	(9,754)	(3,094,319)	(5,245,372)

Financing Activities:
Increase (decrease) in demand notes payable	—	—	105,580
Issuance of capital stock	9,399,256	2,250,000	37,796,160

Cash from Financing Activities:	9,399,256	2,250,000	37,901,740

Effect of exchange rate changes on cash	(253,843)	(47,350)	(306,369)

Increase (Decrease) in Cash	3,841,151	(13,031,540)	7,040,999
Cash, beginning	3,199,848	16,231,388	—

Cash, ending	$7,040,999	$3,199,848	$7,040,999

Supplemental Cash Flow Disclosure:
Interest Received	$—	7,642	$7,642
Taxes Paid	—	—	—
Cash	180,225	1,679,114	1,859,339
Short term investments	6,887,139	17,752,121	24,639,260

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

The following share purchase warrants and agent compensation warrants were outstanding at June 30, 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
Warrants	3.25	1,000,000	0.33
Warrants	.90	12,000,000	3.66
Agent compensation warrants	.90	840,000	3.66
Warrants	.85	3,636,362	1.50
Warrants	1.81	500,000.10
Warrants	2.15	35,715	1.10
Outstanding at June 30, 2009		18,012,077

During the year ending June 30, 2009 the Company issued 12,840,000 warrants pursuant to private placement agreements at an exercise price of $0.90 (CDN $1.05). The stock purchase warrants until exercisable until after year end.

During year ending June 30, 2009 the Company issued 3,636,362 warrants pursuant to private placement agreements (including broker compensation warrants) at an exercise price of $.85 ($1.00 CDN) to December 31, 2009. Subsequent to December 31, 2009 each warrant entitles the holder to acquire one common share at an exercise price of $1.07 ($1.25 CDN) to December 31, 2010.

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

During the year ending June 30, 2009 the Company issued 35,715 warrants pursuant to a private placement agreement at an exercise price of $2.15 ($2.50 CDN) for a period of two years.

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

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

9.

Notes Receivable (continued):

On May 19, 2009 the Company entered into a letter of agreement with Mexoro Minerals Ltd. to acquire all its legal and beneficial interest to 12 mining concessions adjacent to Paramount’s San Miguel Project resource areas in Chihuahua, Mexico. The purchase price is $3.7 million and all underlying property payments are to be deferred for 36 months and further, if Paramount or its assets are sold within this period an additional payment will be made to the vendors. Any amounts owing to Paramount by Mexoro on closing will be paid out of the closing proceeds. The transaction is subject to due diligence and other conditions and is expected to close subsequent to year end. All previous agreements including the strategic alliance will be terminated on closing.

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

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

10.

Segmented Information (Continued):

Loss for the year by geographical segment for the year ended June 30, 2008:

	United States	Peru	Mexico	Total
Interest income	$454,241	$—	$3,322	$457,562

Expenses:
Exploration (note 15)	(869,376)	(54,597)	8,499,128	7,575,154
Professional fees	1,357,218	—	416	1,357,634
Travel and lodging	429,494	—	—	429,494
Geologist fees and expenses	436,954	81,002	308,548	826,504
Corporate communications	539,304	—	—	539,304
Consulting fees	182,357	—	—	182,357
Marketing	932,777	—	—	932,777
Office and administration	366,628	135,180	13	501,821
Interest and service charges	7,752	109	3,420	11,281
Franchise taxes	9,275	—	—	9,275
Insurance	68,222	—	22,479	90,701
Legal fees- Mexoro	27,396	—	—	27,396
DTC expenses	44,949	—	—	44,949
Amortization	34,137	32,854	28,635	95,627
Rent	92,606	—	—	92,606
Financing	93,384	—	—	93,384
Miscellaneous	(3,843)	—	—	(3,843)
Stock based compensation	6,061,101	—	—	6,061,101
Total Expenses	9,591,964	194,547	8,697,109	18,701,992
Net loss	$9,356,096	$194,547	$8,859,318	$18,409,961

Assets by geographical segment:

	United States	Peru	Mexico	Total

June 30, 2009
Mineral properties	$—	$10,000	$18,426,951	$18,436,951
Equipment	125,908	—	394,950	520,858

June 30, 2008
Mineral properties	—	10,000	4,728,747	4,738,747
Equipment	$146,081	$80,118	$128,797	$354,996

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

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

16.

Restatement

We determined that Stock Based Compensation expenses should be allocated to the type of expense incurred. We have also determined that the shares we issued to Garabaldi Resources Corp, held in escrow should be excluded from the basic loss per share computation.

The Consolidated Statements of Operations for the Year Ended June 30, 2009, included in Form 10-K/A have been restated to include the effects of the adjustment as follows:

	For the Year Ended
	As Previously Reported June 30, 2009	As Restated June 30, 2009	As Previously Reported June 30, 2008	As Restated June 30, 2008	As Previously Reported Cumulative Since Inception	As Restated Cumulative Since Inception

Revenue
Interest Income	$249,082	$249,082	$457,562	$457,562	$982,109	$982,109

Expenses:

Incorporation Costs					1,773	1,773
Exploration	1,548,330	1,548,330	7,575,155	7,575,155	14,016,407	14,016,407
Professional Fees	1,013,820	1,244,792	1,429,979	3,235,090	3,257,566	5,293,649
Travel & Lodging	228,920	228,920	429,494	429,494	856,606	856,606
Geologist Fees and Expenses	722,154	824,291	826,504	1,121,187	2,585,209	3,737,065
Corporate Communications	260,907	260,907	539,304	539,304	1,147,505	1,147,505
Consulting Fees	161,141	1,561,084	182,357	4,413,664	643,375	13,386,384
Marketing	542,279	542,279	932,777	932,777	1,637,453	1,637,453
Office & Administration	881,726	881,726	511,096	511,096	1,661,239	1,661,239
Interest & Service Charges	18,987	18,987	11,281	11,281	39,198	39,198
Loss on disposal of Fixed Assets	44,669	44,669	—	—	44,669	44,669
Insurance	76,705	76,705	90,701	90,701	228,068	228,068
Amortization	99,010	99,010	95,627	95,627	229,912	229,912
Rent	78,974	78,974	92,606	92,606	265,444	265,444
Miscellaneous	91,592	91,592	93,384	93,384	184,976	184,976
Financing	(12,005)	(12,005)	(3,843)	(3,843)	(22,024)	(22,024)
Stock Based Compensation	1,733,052		6,061,101		15,930,948
Write Down of Mineral Property	—	—	—	—	1,471,049	1,471,049
Total Expense	7,490,261	7,490,261	18,867,523	18,867,523	44,149,373	44,149,373
Net Loss	7,241,179	7,241,179	18,409,461	18,409,461	43,197,264	43,197,264
Other comprehensive loss
Foreign Currency Translation Adjustment	267,215	267,215	28,389	28,389	287,192	287,192
Total Comprehensive Loss for the Period	$7,508,394	$7,508,394	$18,438,350	$18,438,350	$43,449,177	$43,484,456
Basic Income(Loss) per Common Share	0.11	0.12	0.38	0.38
Diluted Income (Loss) per Common Share	0.11	0.11	0.38	0.38
Weighted Average Number of Common Shares Used in Per Share Calculations
- Basic	65,423,659	62,941,467	47,703,566	47,703,566
- Diluted	65,423,659	65,423,659	47,703,566	47,703,566

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Notes to Consolidated financial statements (Continued)

(Audited)

For the Year Ended June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

16.

Restatement (Continued)

We discovered as misprint and allocation error on our Consolidated Statement of Cash Flows. We have restated our Consolidated Statement of Cash Flows for the Year Ended June 30, 2009, included in the Form 10-K/A as follows:

As previously reported

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008	Cumulative Since Inception to June 30, 2009
Investing Activities:
Purchase of GIC receivable	—	(1,004,897)	(1,004,897)
Note receivable	800,000	(870,000)	(3,344,557)
Purchase of Mineral Properties	(469,754)	(1,040,308)	(825,918)
Purchase of Equipment	(340,962)	(179,114)	(70,000)

Cash used in Investing Activities	(9,754)	(3,094,319)	(5,245,372)

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008	Cumulative Since Inception to June 30, 2009
Investing Activities:
Purchase of GIC receivable	—	(1,004,897)	(1,004,897)
Note receivable	800,000	(870,000)	(70,000)
Purchase of Mineral Properties	(469,754)	(1,040,308)	(3,344,557)
Purchase of Equipment	(340,000)	(179,114)	(825,918)

Cash used in Investing Activities	(9,754)	(3,094,319)	(5,245,372)