Form 10-Q
period 2010-03-31
PARAMOUNT GOLD & SILVER CORP.
filed 2010-05-14
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(Mark One)
☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

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

107,069,581 shares of Common Stock, $.001 par value as of May 10, 2010

Paramount Gold and Silver Corp.

INDEX

	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets at March 31, 2010 (unaudited) and June 30, 2009 (audited)	2

	Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2010 and for the Three and Nine Months Ended March 31, 2009 (unaudited) and Cumulative Since Inception, (March 29, 2005 to March 31, 2010)	3

	Consolidated Statements of Cash Flows for the Period Ended March 31, 2010 and March 31, 2009 and Cumulative Since Inception to March 31, 2008 (unaudited)	4

	Consolidated Statement of Stockholders’ Equity for the Period Ended March 31, 2010 (unaudited)	5

	Notes to Interim Financial Statements as of March 31, 2010	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30

Item 4.	Controls and Procedures	30

Item 4T.	The information required by Item 4t is contained in Item 4.	30

	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities.	31

Item 3.	Defaults upon senior securities.	31

Item 4.	Submission of matters to a vote of security holders.	31

Item 5.	Other information	31

Item 6.	Exhibits	32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended March 31, 2010 and 2009

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets (Unaudited)
As at March 31, 2010 and June 30, 2009
(Expressed in United States dollars, unless otherwise stated)

	As at March 31, 2010 (Unaudited)	As at June 30, 2009 (Audited)
Assets

Current Assets

Cash and cash equivalents	$20,318,898	$7,040,999
Amounts receivable	1,364,915	221,267
Notes Receivable	-	91,365
Prepaid and Deposits	39,411	82,583
Term deposit	1,053,811	1,063,772
	22,777,035	8,499,986

Long Term Assets

Mineral properties (Note 7)	22,111,203	18,436,951
Fixed assets (Note 8)	502,188	520,858
	22,613,391	18,957,809

	$45,390,426	$27,457,795

Liabilities and Stockholders’ Equity

Liabilities

Current Liabilities

Accounts payable	$196,338	$383,445

Stockholders’ Equity

Capital stock (Note 5)	106,472	83,018
Additional paid in capital	79,886,497	52,506,278
Contributed surplus	17,437,148	17,969,510
Deficit accumulated during the exploration stage	(51,841,219)	(43,197,264)
Cumulative translation adjustment	(394,810)	(287,192)
	45,194,088	27,074,350

	$45,390,426	$27,457,795

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Unaudited)
 (Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended March 31, 2010	Nine Month Period Ended March 31, 2010	Three Month Period Ended March 31, 2009	Nine Month Period Ended March 31, 2009	Cumulative Since Inception March 29, 2005 to March 31, 2010
Revenue
Interest Income	$14,446	$80,755	$45,207	$195,415	$1,062,864

Expenses:

Incorporation Costs	-	-	-	-	1,773
Exploration	1,338,425	5,320,444	309,624	2,644,958	23,073,915
Professional Fees	284,518	691,893	493,441	902,015	5,985,542
Directors Compensation	58,258	94,468	-	-	94,468
Travel & Lodging	70,962	158,072	44,781	159,119	1,014,678
Corporate Communications	158,545	322,219	169,181	627,306	3,107,177
Consulting Fees	66,088	348,127	1,007,294	1,560,173	13,734,511
Office & Administration	112,959	265,723	156,497	739,121	2,192,407
Interest & Service Charges	4,293	54,640	1,129	5,120	93,838
Loss on disposal of Fixed Assets	-	-	-	44,669	44,669
Insurance	11,085	36,596	15,170	63,989	264,664
Depreciation	15,700	46,965	25,089	77,367	276,877
Miscellaneous	32,387	7,281	(17,931)	(20,020)	192,258
Financing & Listing Fees	-	-	79,066	91,592	(22,024)
Acquisition Expenses	-	1,060,180	-	-	1,060,180
Income and other taxes	43,101	43,101	-	-	43,101
Write Down of Mineral Property	-	275,000	-	-	1,746,049
Total Expense	2,196,321	8,724,709	2,283,341	6,895,409	52,904,083
Net Loss	2,181,875	8,643,954	2,238,133	6,699,994	51,841,219
Other comprehensive loss (income)
Foreign Currency Translation Adjustment	165,884	107,618	28,648	253,540	394,810
Total Comprehensive Loss for the Period	$2,347,759	$8,751,572	$2,266,781	$6,953,534	$52,236,029
Basic & Diluted Loss per Common Share	$(0.02)	$(0.09)	$(0.03)	$(0.11)
Weighted Average Number of Common Shares Used in Per Share Calculations - Basic	101,742,087	91,771,247	67,715,347	58,340,117
Weighted Average Number of Common Shares Used in Per Share Calculations - Diluted	105,742,087	95,771,247	71,715,347	59,653,986

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars, unless otherwise stated)

	For the Nine Month Period Ended March 31, 2010	For the Nine Month Period Ended March 31, 2009	Cumulative Since Inception to March 31, 2010
Operating Activities:

Net Loss	$(8,643,954)	$(6,699,994)	$(51,841,219)
Adjustment for:
Depreciation	46,965	77,367	276,877
Allowance for doubtful accounts	-	172,170	172,170
Loss on disposal of assets	-	44,669	44,669
Write down on mineral property	275,000	-	275,000
Stock based compensation	256,407	1,811,444	17,875,139
Accrued interest	-	-	(58,875)
(Increase) Decrease in accounts receivable	(1,143,648)	911,530	(1,512,256)
(Increase) Decrease in prepaid expenses	43,172	256,337	142,011
Increase (Decrease) in accounts payable	(187,107)	(1,138,600)	(35,683)

Cash used in Operating Activities	(9,353,165)	(4,564,600)	(34,662,166)

Investing Activities:

Purchase of GIC receivable	9,961	(24,308)	(994,936)
Note receivable	91,365	521,364	(3,253,192)
Purchase of Mineral Properties	(3,574,252)	(312,000)	(4,400,169)
Purchase of Equipment	(28,296)	(343,443)	(98,296)

Cash used in Investing Activities	(3,501,222)	(158,388)	(8,746,593)

Financing Activities:
Increase (decrease) in demand notes payable	-	-	105,580
Issuance of capital stock	26,239,904	9,570,493	64,036,064

Cash from Financing Activities:	26,239,904	9,570,493	64,141,644

Effect of exchange rate changes on cash	(107,618)	(117,602)	(413,986)

Increase (Decrease) in Cash	13,277,899	4,729,902	20,318,898
Cash, beginning	7,040,999	3,199,848	-

Cash, ending	$20,318,898	$7,929,750	$20,318,898

Supplemental Cash Flow Disclosure:
Interest Received	$80,755	$194,415
Taxes Paid	-	-
Cash	7,310,932	7,537,467
Short term investments	13,007,966	392,283

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statement of Stockholders’ Equity (Unaudited)
For the Nine Months Period  Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficien	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493

Capital issued for financing	1,000,000	1,000	1,778,590	-	-	-	1,779,590
Capital issued for services	770,000	770	1,593,582	-	-	-	1,594,352
Capital issued for mineral properties	268,519	269	489,731	-	-	-	490,000
Fair Value of warrants	-	-	-	-	470,410		470,410
Stock based compensation	-	-	-	-	2,911,213	-	2,911,213
Foreign currency translation	-	-	-	-	-	(28,389)	(28,389)
Net Income (loss)	-	-	-	(18,409,961)	-	-	(18,409,961)
Balance at June 30, 2008	48,540,997	48,541	32,604,284	(35,956,085)	13,382,573	(19,977)	10,217,708

Capital issued for financing	16,707,791	16,707	5,828,684	-	-	-	5,845,391
Capital issued for services	1,184,804	1,185	683,437	-	-	-	684,622
Capital issued from stock options exercised	384,627	385	249,623	-	(237,008)	-	13,000
Capital issued for mineral properties	16,200,000	16,200	13,140,250	-	-	-	13,156,450
Fair Value of warrants	-	-	-	-	3,612,864	-	3,612,864
Stock based compensation	-	-	-	-	1,052,709	-	1,052,709
Foreign currency translation	-	-	-	-	-	(267,215)	(267,215)
Net Income (loss)	-	-	-	(7,241,179)	-	-	(7,241,179)
Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statement of Stockholders’ Equity (Unaudited)
For the Nine Months Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders’ Equity
Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

Capital issued from stock options exercised	5,429	5	3,524	-	(3,529)	-	-
Stock based compensation	-	-	-	-	161,975	-	161,975
Foreign currency translation	-	-	-	-	-	10,663	10,663
Net Income (loss)	-	-	-	(2,045,492)	-	-	(2,045,492)
Balance at September 30, 2009	83,023,648	83,023	52,509,802	(45,242,756)	18,127,956	(276,529)	25,201,496

Capital issued for financing	18,400,000	18,400	21,371,043	-	-		21,389,443
Capital issued for mineral properties	300,000	300	374,700	-	-		375,000
Capital issued from stock options and warrants exercised	668,979	669	341,267	-	29,663	-	371,599
Stock based compensation	-	-	-	-	47,216	-	47,216
Foreign currency translation	-	-	-	-	-	47,603	47,603
Net Income (loss)	-	-	-	(4,416,588)	-	-	(4,416,588)
Balance at December 31, 2009	102,392,627	102,392	74,596,812	(49,659,344)	18,204,835	(228,926)	43,015,769

Capital issued for financing	-	-	-	-	-		-
Capital issued for mineral properties	-	-	-	-	-		-
Capital issued from stock options and warrants exercised	4,080,427	4,080	5,289,685	-	(814,903)	-	4,478,862
Stock based compensation	-	-	-	-	47,216	-	47,216
Foreign currency translation	-	-	-	-	-	(165,884)	(165,884)
Net Income (loss)	-	-	-	(2,181,875)	-	-	(2,181,875)
Balance at March 31, 2010	106,473,054	106,472	79,886,497	(51,841,219)	17,437,148	(394,810)	45,194,088

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

1.	Basis of Presentation:

a)   The Company, incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold, silver and precious metal properties.  The unaudited consolidated financial statements of Paramount Gold and Silver Corp. (“The Company”) include the accounts of its wholly owned subsidiaries, Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, and Compania Minera Paramount SAC. On August 23, 2007 the board of directors and stockholders  approved the name change from Paramount Gold Mining Corp. to Paramount Gold & Silver Corp.

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2010, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended March 31, 2010 and 2009. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

c)  Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provision of FASB ASC 915, “Accounting and Reporting for Development Stage Enterprises,” as it were devoting substantially all of its efforts to acquiring and exploring mineral properties.  It is industry practice that mining companies in the development stage are classified under Generally Accepted Accounting Principles as exploration stage companies.  Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration or development stage.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
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

Comprehensive Income

FASB ASC 220“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of  March 31, 2010, the Company’s only component of comprehensive income is foreign currency translation adjustments.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
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

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in the Company’s Consolidated Statements of Operations. The Company elected this accounting policy, which is a continuation of the Company’s historical policy, in connection with the Company’s adoption of FIN 48.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

2.	Principal Accounting Policies: (Continued)

Foreign Currency Translation

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with  FASB ASC 830 “Foreign Currency Translation” (“ASC 830”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Mexican pesos and  Canadian Dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Environmental Protection and Reclamation Costs

The operations of the Company have been and may, in the future, be affected in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs.  Both the likelihood of new regulations, and their overall effect upon the Company, may vary from region to region and are not predictable.

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
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

2.        Principal Accounting Policies: (Continued)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” and requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in ASC 820.  ASC 820 establishes a fair value hierarchy that distinguishes between (1) market

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

2.        Principal Accounting Policies: (Continued)

    Fair Value Measurements (continued)

participant assumptions developed, based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed, based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

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

	Fair Value at March 31, 2010				June 30, 2009
Assets	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$
Cash equivalents	20,318,898	20,318,898	-	-	7,040,999
Accounts receivable	1,364,915	1,364,915	-	-	221,267
Notes receivable	-	-	-	-	91,365
GIC	1,053,811	1,053,811	-	-	1,063,772

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
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

3.      Recent Accounting Pronouncements:

(i)  Business Combinations

In December 2007, the FASB issued FASB ASC 805 (revised 2007), “Business Combinations” (“ASC 805”).  ASC 805 significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC 805 is effective for fiscal periods beginning after December 15, 2008. The Company has adopted ASC 805 on July 1, 2009. This standard will change the accounting treatment for business combinations on a prospective basis.

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

In March 2008, the FASB issued ASC 815, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company has adopted ASC 815 on July 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

(iii)   ASC 460

In May 2008, the FASB issued ASC 460, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." (“ASC 460”)  requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  ASC 460 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
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

(vii) ASC 105-10-05

In July 2009, the FASB issued ASC 105-20-05, "FASB Accounting Standards Codification" ("ASC 105-10-05"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105-

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

3.        Recent Accounting Pronouncements: (Continued)

10-05. All other accounting literature not included in the Codification is non-authoritative.
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

4.        Non-Cash Transactions:

During the nine month period ended March 31, 2010 and 2009, the Company entered into certain non-cash activities as follows:
	2010	2009
Operating and Financing Activities
From issuance of shares for consulting and geological services	$-	$684,622
From issuance of shares for cashless exercise of options	$636,491	$-
From issuance of shares for mineral property	$375,000	$13,220,400

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

5.        Capital Stock:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.  During the nine month period ending March 31, 2010, the Company issued a total of 23,454,835 common shares which are summarized as follows:

	2010	2009
	Common Shares
Financing	18,400,000	16,707,791
Acquisition of mineral properties	300,000	16,200,000
For exercise of warrants and options	4,754,835	-
For services	-	1,184,804
	23,454,835	34,092,595

During the three month period ended March 31, 2010, the company issued 3,636,362 shares for the exercise of warrants at $1.25 CAD per share and 444,065 shares for the exercise of options at $0.65 for a total of  4,080,427 shares.

The Company completed a financing during the quarter ending December 31, 2009 and issued 18,400,000 common shares at $1.25 per share.  The Company also issued 300,000 shares at $1.25 per shares for the acquisition of a mineral property and 181,181 shares for the exercise of warrants at $0.95 per share.

During the three month period ended September 30, 2009, 5,429 shares were issued as a result of the exercise of options at $0.65.

The following share purchase warrants and agent compensation warrants were outstanding at March 31, 2010:

	Exercise price in CAD	Exercise price in USD at March 31, 2010	Number of warrants	Remaining contractual life (years)
Warrants *	$1.05	$1.03	12,000,000	2.91
Agent compensation warrants *	$1.05	$1.03	840,000	2.91
Warrants*	$2.50	$2.46	35,715	0.35
Outstanding and exercisable at March 31, 2010			12,875,715

* Strike price of warrant contract in Canadian dollars.  At March 31, 2010 $1.00 USD = $1.016 CAD.

	March 31, 2010	March 31, 2009
Risk free interest rate	N/A	0.40%
Expected life of warrants	N/A	1-2 years
Expected stock price volatility	N/A	95%-114%
Expected dividend yield	N/A	0%

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

6.        Related Party Transactions:

During the period ended March 31, 2010, directors received payments  in the amount of $211,000 (2008: $178,116).

During the period ended March 31, 2010 the Company made payments of $21,176 pursuant to a premises lease agreement to a corporation with a shareholder  in common with the Company.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

7.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:
	March 31 , 2010	June 30, 2009
Vidette Lake – Canada	$-	$275,000
Temoris	4,074,754	4,074,754
Iris Royalty	50,000	50,000
Morelos	100,000	100,000
San Miguel Project	17,855,824	13,906,572
Andrea	20,625	20,625
Peru	10,000	10,000
	$22,111,203	$18,436,951

a.         San Miguel Project

The Company has an option to acquire a 100% in the La Blanca property located in Guazaparez, Chihuahua, Mexico. Pursuant to the option agreement, payments of $180,000 have been made.  Furthermore, the company must pay a royalty of $1.00 for each ounce proven or probable gold reserves. No gold reserves have been established as at March  31, 2010. The Company has incurred $500,000 in exploration expenses.

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
For the Nine Month Period Ended March 31, 2010
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
$775,000

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

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

8.        Fixed Assets:

		Accumulated	Net Book Value
	Cost	Amortization	March 31, 2010	June 30, 2009
Property and Equipment	$729,681	$227,493	$502,188	$520,858

During the nine month period ended March 31, 2010, total additions to property, plant and equipment were $28,296 (2009 - $343,443).  During the nine month period ended March 31, 2010 the Company recorded depreciation of $ 46,966 (2009 - $77,367).

9.        Investments

The Company holds 250,000 shares of common stock of Mexoro Minerals Ltd.  It has not recorded these shares in its financial statements because the shares as of the date of this report, were restricted from sale and the Company cannot determine if there is any net realizable value until the shares have been liquidated.

The Company also holds 400,000 shares of common stock of Garibaldi Resources Corp.  It has not recorded these shares in its financial statements because it cannot determine if there is any net realizable value until the shares have been liquidated.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

10.      Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the nine month period ended March 31, 2010:
	United States/Canada	Mexico / Latin America	Total
Interest income	$80,683	$72	$80,755

Expenses:
Exploration	1,657,553	3,662,891	5,320,444
Professional fees	691,893	-	691,893
Directors compensation	94,468		94,468
Travel and lodging	158,072	-	158,072
Corporate communications	322,219	-	322,219
Consulting fees	348,127	-	348,127
Office and administration	204,771	60,952	265,723
Interest and service charges	51,731	2,909	54,640
Loss on Disposal of Assets	-	-	-
Insurance	36,596	-	36,596
Amortization	13,280	33,685	46,965
Acquisition Expenses	1,060,180	-	1,060,180
Miscellaneous	7,281	-	7,281
Write off of mineral property	275,000	-	275,000
Income and other taxes	43,101	-	43,101
Total Expenses	4,964,273	3,760,436	8,724,709
Net loss	$4,883,591	$3,760,363	$8,643,954

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

10.      Segmented Information (Continued):

Loss for the period by geographical segment for the nine month period ended March 31, 2009:

	United States/Canada	Mexico / Latin America	Total
Interest income	$141,036	$54,379	$195,415

Expenses:
Exploration (note 15)	994,678	1,068,796	2,063,474
Professional fees	875,037	26,978	902,015
Travel and lodging	159,119	-	159,119
Geologist fees and expenses	356,270	225,224	581,494
Corporate communications	209,066	-	209,066
Consulting fees	1,560,173	-	1,560,173
Marketing	418,240	-	418,240
Office and administration	166,226	516,219	682,446
Interest and service charges	4,128	992	5,120
Loss on Disposal of Assets	-	44,669	44,669
Insurance	42,697	21,293	63,989
Amortization	34,280	43,087	77,367
Rent	56,674	-	56,674
Financing	91,592	-	91,592
Miscellaneous	(20,029)	-	(20,029)
Total Expenses	4,948,151	1,947,257	6,895,409
Net loss	$4,807,115	$1,892,879	$6,699,994

Assets by geographical segment:

	United States/Canada	Mexico / Latin America	Total
March 31, 2010
Mineral properties	$-	$22,111,203	$22,111,203
Equipment	112,629	389,559	502,188

March 31, 2009
Mineral properties	-	18,258,951	18,258,951
Equipment	$137,129	$405,197	$542,326

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
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

Changes in the Company’s stock options for the period ending March 31, 2010 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of period	4,295,000	$0.80

Issued	-	-
Cancelled / Expired	-	-
Exercised	630,000	0.65
Granted	-	-

Balance, end of period	3,665,000	$0.82

At March 31, 2010, there were 2,890,000 exercisable options outstanding. Options outstanding above that have not been vested at quarter  end amount to 775,000  which have a maximum service term of 1- 4 years and weighted average exercise price of $1.46. The vesting of these options is dependent on market conditions which have yet to be met.

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

	March 31, 2010	March 31, 2009
Risk free interest rate	.040% - .47%	0.40%
Expected dividend yield	0%	0%
Expected stock price volatility	114% - 116%	110%
Expected life of options	3 years	2 to 5 years

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

11.      Employee Stock Option Plan (continued):

For the nine month period ended March 31, 2010 the Company recognized stock based compensation expense in the amount of $ 256,407  for the vested portion of options issued in the prior years.

12.     Klondex Mines Ltd.:

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

13.      SNS Silver Corp.:

On December 4, 2009, the Company entered into an Earn-In Agreement with SNS SilverCorp (“SNS”) of Vancouver BC wherein the Company has acquired the right and option to earn up to 30% of  SNS’s interest in and to the Claims of the Northern Nickel Agreement that SNS holds by incurring Exploration Expenditures of CAD $1,400,000 by December 31, 2009. SNS has confirmed that said expenditures of CAD $1,400,000 were incurred by the Company by December 31, 2009 and that the Company now holds an option to acquire a 30% interest in the Northern Nickel claims.

Under terms of the Agreement with SNS, the Company has the option to convert the “Equity  Conversion Right” on any and all sums spent on the Exploration Program into shares of SNS at a price of CAD $0.23 per share.

14.      Subsequent Events and Contingent Liabilities

In April 2010, the Company learned that Danny Sims and Sims Geological and Geotechnical Services LLC, a former contractor for the company, filed an action against the Company in the United States District Court for the District of Arizona on the date of February 22, 2010.   The Company believes the amount of the claim is indeterminable and believes there is no basis for the claim or allegations made by the plaintiff and will defend itself to the fullest possible extent.

On April 27 2010, stock options for 1,000,000 shares were exercised at a share price of $0.65 per share on a cashless basis which resulted in the issuance of 596,525 shares of the Company’s common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010  contains “ forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

In  2009,  we also entered into an option agreement to acquire up to a 30% interest in the Golden Rose project in Ontario, Canada from SNS Silver Corp.  Based on our exploration spending we have now earned this interest in the project.

We will continue to explore additional opportunities through other joint ventures and acquisitions.  The Company is considering precious metals projects in the State of Nevada.   We do not expect to generate revenues from these projects nor is it our objective to enter the mine management business. Rather we hope to identify a resource that will enable us to attract a larger company to partner with who has experience developing and managing a mine.

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

San Miguel Project Concession Data

Concession	Owner	Title No.	Date Staked	Hectares
San Miguel Group
SAN MIGUEL	Paramount	166401	4-Jun-80	12.9458
SAN LUIS	Paramount	166422	4-Jun-80	4
EMPALME	Paramount	166423	4-Jun-80	6
SANGRE DE CRISTO	Paramount	166424	4-Jun-80	41
SANTA CLARA	Paramount	166425	4-Jun-80	15
EL CARMEN	Paramount	166426	4-Jun-80	59.0864
LAS TRES B.B.B.	Paramount	166427	4-Jun-80	23.001
SWANWICK	Paramount	166428	4-Jun-80	70.1316
LAS TRES S.S.S.	Paramount	166429	4-Jun-80	19.1908
SAN JUAN	Paramount	166402	4-Jun-80	3
EL ROSARIO	Paramount	166430	4-Jun-80	14
GUADALUPE DE LOS REYES	Paramount	172225	4-Jun-80	8
CONSTITUYENTES 1917	Paramount*	199402	19-Apr-94	66.2403
MONTECRISTO	Paramount*	213579	18-May-01	38.056
MONTECRISTO FRACCION	Paramount*	213580	18-May-01	0.2813
MONTECRISTO II	Paramount*	226590	2-Feb-06	27.1426
SANTA CRUZ	Amermin	186960	17-May-90	10
ANDREA	Paramount	231075	16-Jan-08	84112.6183
GISSEL	Paramount	228244	17-Oct-06	880
ISABEL	Paramount	228724	17-Jan-07	348.285
ELYCA	Paramount	179842	17-Dec-86	10.0924
			T o t a l	85768.0715
Temoris Project
Guazapares	Minera Gama	232082	18-May-07	6265.2328
Roble	Minera Gama	232084	18-May-07	797.795
Temoris Centro	Minera Gama	232081	18-May-07	40386.1449
Temoris Fracciуn 2	Minera Gama	229551	18-May-07	7328.1302
Temoris Fracciуn 3	Minera Gama	229552	18-May-07	14.0432
Temoris Fracciуn 4	Minera Gama	229553	18-May-07	18.6567
			T o t a l	100713.042
Guazapares Claims
San Francisco	Paramount*	191486	19-Dec-91	38.1598
Ampliaciуn San Antonio	Paramount*	196127	23-Sep-92	20.9174
San Antonio	Paramount*	204385	13-Feb-97	14.8932
Guazaparez	Paramount	209497	3-Aug-99	30.9111
Guazaparez 3	Paramount	211040	24-Mar-00	250
Guazaparez 1	Paramount	212890	13-Feb-01	451.9655
Guazaparez 5	Paramount	213572	18-May-01	88.8744
Cantilito	Paramount	220788	7-Oct-03	37.035
San Antonio	Paramount	222869	14-Sep-04	105.1116
Guazaparez 4	Paramount	223664	2-Feb-05	63.9713
Guazaparez 2	Paramount	226217	2-Dec-05	404.0016
Vinorama	Paramount	226884	17-Mar-06	474.222
San Antonio	CA T-204385*	181963	17-Mar-88	15
			T o t a l	1980.0629
			Grand Total	188461.176
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

Gold prices have generally trended upward during the last nine years, from a low of just under $260 per ounce in early 2001 to a high of  more than $1,200 per ounce in May 2010. Despite declining from a high of $21.00 per ounce in March 2008 to approximately $18.75 per ounce in November 2009, silver has trended upward as well over the past 9 years from a low of approximately $8.50 per ounce.  Management remains encouraged with its ongoing drilling program.   If commercially recoverable deposits are identified, management believes that the Company will enter into an agreement with a mining partner who has experience implementing mining operations.

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

On December 4, 2009, we entered into an Earn -In Agreement with SNS Silver Corp (“SNS”) whereby we acquired the right and option to  earn up to 30% of  SNS’s interest in and to the Claims of the Northern Nickel Agreement  by incurring Exploration Expenditures of C$1,400,000.  We have expended the required sums and as a result, we currently hold an option to acquire a 30% interest in the Northern Nickel claims.  Under terms of the Agreement with SNS, we have been granted an  “Equity  Conversion Right” on any and all sums spent on the Exploration Program into shares of SNS at a price of C$0.23 per share.

Comparison of Operating Results for the Three and Nine Months ended March 31, 2010 to the Three and Nine Months Ended March 31, 2009 and cumulative from Inception (March 29, 2005)

Revenues

     We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings and notes receivable. Our cash holdings were generated from the sale of our securities. Interest income for the three and nine months ended March 31, 2010 were $14,446 and   $80,755  as compared to  $45,207  and $195,415  for the three and nine months ended March 31, 2009.  Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes.

Operating Expenses

For the three and nine months ended   March 31, 2010 our total operating expenses  were  $2,196,321 and $8,724,709  as compared to  $2,283,341 and $6,895,409  for the comparable periods in  the previous fiscal year.  The significant increase in operating expenses is primarily attributable to a significant increase in our exploration expenses.   We were able to significantly expand our drilling program due in part to the proceeds we received from the sale of our securities.

Exploration costs continue to be our largest expense totaling $1,338,425 and $5,320,444  for the three and nine months ended March 31, 2010 as compared to $309,624 and $2,644,958 for the three and nine months ended March 31, 2009.   Exploration costs will continue to increase as we continue with an expanded drilling program.   We have incurred exploration costs since inception totaling $23,073,915.

We incurred acquisition costs of nil and $1,060,180 for the three and nine months ended March 31, 2010 related to the Klondex transaction. We did not incur similar expenses in 2009.

With our dual listings on the NYSE AMEX and the Toronto Stock Exchange market awareness and investor relations continues to be a critical component of our business strategy. We believe that this program has been successful and as a result have been able to reduce these fees from $169,181 and $627,306 for the three and nine months ended March 31, 2009 to $158,545 and $322,219 for the comparative periods in this fiscal year.   With most of our focus on mining activities and costs related thereto, we have been able to significantly reduce our office and administrative expenses.  For the three and nine months ended March 31, 2010, we incurred expenses of $112,959 and $265,723 as compared to $156,497 and $739,121 for the three months and nine months ended March 31, 2009.

Professional fees for the three and nine months ended March 31, 2010 were $284,518 and $691,893 as compared to $493,441 and $902,015 for the three month and nine months ended March 31, 2009.  This decrease is consistent with our overall business strategy to reduce expenses.   With increased activities in Mexico, corporate compliance and regulatory issues with respect to compliance matters for the SEC, NYSE AMEX and the Toronto Stock Exchange we expect that these fees will continue at their current level.  Also, in the first quarter of 2010 a $100,000 bonus was paid to the CEO.

Net Income (loss)

Our Net Loss for the three and nine months ended March 31, 2010 was $2,181,875 and $8,643,954 as compared to  $2,238,133 and $6,699,994, in the comparable periods of last fiscal year. Cumulative loss since inception totaled $51,841,219.  Our Net Loss per Share was $0.02 and $0.09 as compared to a Net Loss per share of   $0.07 and $0.11 during the comparable periods in the last fiscal year. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

At March 31, 2010, we had cash totaling $20,318,898 as compared to $7,040,999, at June 30, 2009, an increase of   approximately 188% which is due to our recent financing activities.  We also held a term deposit with the Bank of Nova Scotia in the amount of $1,000,000 plus accrued interested.   Amounts receivable totaled $1,364,915 at March 31, 2010 as compared to $221,267.  This increase is primarily attributable to value added tax refunds due from the Mexican government. Total current assets at March 31, 2010 were $22,777,035 as compared to $8,499,986 at June 30, 2009.

Our long term assets at March 31, 2010 totaled $22,613,391 consisting of mineral properties and fixed assets totaling $22,111,203 and $502,188 respectively as compared to long terms assets at June 30, 2009 totaling $18,957,809 consisting of mineral properties totaling $18,436,951 and $520,858 for fixed assets.   Long term assets consist of our mineral properties located within the Sierra Madre gold district in Mexico.  During the nine months we wrote off our interest in the Vidette Lake project  in British Columbia. The increase in our mineral properties is directly attributable to an increase of the capitalized costs of the San Miguel Project from $13,906,572 to $17,855,824. We capitalize the acquisition costs of certain properties.

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

In April 2010, the Company learned that Danny Sims and Sims Geological and Geotechnical Services LLC, a former contractor for the company, filed an action against the Company in the United States Court for the District of Arizona on February 22, 2010.  The Company believes the amount of the claim is indeterminable and believes there is no basis for the claim or allegations made by the plaintiff and will defend itself to the fullest extent possible.

ITEM 1A.   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES.

We issued 3,636,362 shares of our common stock pursuant to the exercise of outstanding warrants at an exercise price of $1.25CAD.  We also issued 444,065 shares of our common stock pursuant to the exercise of outstanding options at an exercise price of $0.65.  We relied on the exemptive provisions of Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

During the period the Company entered into an employment agreement with Christopher Crupi, providing a monthly fee of $20,000 and other benefits to act as CEO plus one year compensation in the event of a change of control.

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

PARAMOUNT GOLD AND SILVER CORP.

Date: May 14, 2010	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: May 14 , 2010		/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer