Form 10-Q/A
period 2010-03-31
PARAMOUNT GOLD & SILVER CORP.
filed 2010-06-17
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A-1
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

2600 North Military Trail
Suite 270 Boca Raton, Florida 33431
(Address of Principal Executive Offices) (Zip Code)

(561) 997-9920
(Issuer’s telephone number, including area code)

346 Waverley Street, Ottawa, Ontario Canada K2P
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

Item 5.  Other Information

The Company is filing this amendment to its Form 10-Q to reflect that on May  12, 2010 the Company chose to relocate  its principal executive offices to 2600 North Military Trail, Suite 270 Boca Raton, Florida 33431.  The Company will continue to use its offices in Ottawa, Ontario for operational purposes.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PARAMOUNT GOLD AND SILVER CORP.

Date: June 17, 2010	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: June 17, 2010		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer

3