Form 10-K
period 2010-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2010-09-28
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

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

665 Anderson Street Winnemucca, Nevada 89445
(Address of principal executive offices) (Zip Code)

(775)625-3600
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
common stock, $0.001 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		☐	Yes	☑	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		☐	Yes	☑	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		☑	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		☐	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer		☑
Non-accelerated filer	☐	Smaller reporting company		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☑	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE Amex Equities on December 31, 2009 was approximately $113 million.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		☐	Yes	☐	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  132,077,034 shares of common stock, $.001 par value as of September 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.
None.

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to Paramount Gold and Silver Corp. (“Paramount” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report regarding planned drilling activities and any other statements about Paramount’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors beginning on page 42. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

EXCHANGE RATES:

EXCHANGE RATES BETWEEN CANADA AND THE UNITED STATES HAVE FLUCTUATED THROUGHOUT THE YEAR RANGING FROM APPROXIMATELY PAR VALUE WITH THE U.S. DOLLAR TO APPROXIMATELY CDN $1.17  PER U.S. DOLLAR. REPORTED TRANSACTIONS ARE CONVERTED TO U.S. DOLLARS AS OF THE DATE OF THE TRANSACTION.

METRIC CONVERSION TABLE AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric ton	= 0.0292 troy ounce/short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 ton	1 square kilometer	= 100 hectares
1 ton	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Au	= gold	m2	= square meter
G	= gram	m3	= cubic meter
g/t	= grams per tone	Mg	= milligram
Ha	= hectare	mg/m3	= milligrams per cubic meter
Km	= kilometer	T or t	= ton
Km2	= square kilometers	Oz	= troy ounce
Kg	= kilogram	Ppm	= parts per billion
M	= meter	Ma	= million years

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

RC (reverse circulation) drilling – a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, by liquid and/or air pressure moving through an inner tube rock – indurated naturally occurring mineral matter of various compositions sampling and analytical variance/precision – an estimate of the total error induced by sampling, sample preparation and analysis sediment – particles transported by water, wind or ice

sedimentary rock – rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited strike – the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip – to remove overburden in order to expose ore

sulfide – a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization

i

PART I
ITEM 1.  BUSINESS.
Overview and History:

We are an exploration stage mining company which has as its core business, precious metals exploration in Mexico. We recently acquired mining properties in Nevada and will expand our drilling program to include our mining properties in Nevada.  We are a Delaware corporation and we were incorporated on March 29, 2005. Our head office is located at 665 Anderson Street, Winnemucca, Nevada.  We also have a field office in Temoris, Chihuahua Mexico.

Through our wholly owned Mexican subsidiary, Paramount Gold de Mexico S.A. de C.V., we own a 100% interest in the San Miguel property which we acquired from  Tara Gold Resources Corp. (“Tara Gold”).

In March 2009, we acquired all of the issued and outstanding shares of common stock of Magnetic Resources Ltd. (“Magnetic”). Magnetic is the sole beneficial shareholder of Minera Gama, S.A. de C.V. which holds interests in various mineral concessions in Mexico known as the Temoris project and the Morelos project.  The Temoris project forms part of the greater San Miguel project.   Magnetic also holds a 2.0% NSR royalty from production arising from the Iris mineral concessions located in the Municipality of Ocampo in Chihuahua, Mexico. The Morelos Project and the Iris Project are ancillary to our primary business plan.

Also in 2009, we closed on an agreement with Garibaldi Resource Corp (“Garibaldi”) in which we acquired the outstanding option on the Temoris project. With the acquisition of both Magnetic and our agreement with Garibaldi, we increased our mining claims in the San Miguel project area by approximately 54,000 hectares.

In May 2008, we signed an agreement with Mexoro Minerals Ltd. (“Mexoro”) and its Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V., to acquire, for a purchase price of US$3.7 million, Mexoro’s rights to a number of mining concessions known as the Guazapares concessions, comprising approximately 1,980 hectares and located in Chihuahua, Mexico. The Guazapares project comprises 12 claims surrounding Paramount’s San Miguel Project and also forms part of the greater San Miguel project An additional payment of US$1.6 million is due to Mexoro if, within 36 months, the project is put into commercial production or if Paramount or substantially all of its assets are sold.

On August 23, 2010, we acquired all of the issued and outstanding shares of common stock of  X-Cal Resources Ltd. (“X-Cal”).  We issued 22,001,247 shares of our common stock in exchange for all of the issued and outstanding shares of common stock of X-Cal.  The principal asset of X-Cal is the Sleeper Gold Mine located in Humboldt County, Nevada.     We are planning a drill that will commence in the fourth quarter of 2010 with an estimated budget of $3 million. The objective of the drill program will be  to test the targets for Sleeper type gold deposits that warrant follow up drilling for discoveries that can be mined by open pits or underground workings.  We also intend to conduct metallurgical testing on the 714,000 ounces of gold sitting above ground.

Financings and Related Agreements:

We have been dependent upon equity financings to operate our business.   On March 30, 2007 we closed on an  equity financing came from a private placement of our securities  in the amount of $21,836,841. The financing consisted of the sale of 10,398,496 units at a price of $2.10 per unit. The warrants have expired.

From April 2007 through February 2009, we completed several small private placements ranging from $100,000 to approximately $1.8 million. These funds were used to expand our drilling operations in Mexico as well as for general working capital purposes.

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

In October 2009 we sold a total of 16 million shares of our common stock at $1.25 by way of public offering lead by a U.S broker-dealer.  In addition, our underwriter exercised all of its overallotment of 2.4 million shares generating approximately $23 million in gross proceeds and $21.7 net proceeds.

In January 2010,  we issued to MineralFields Group  3,636,362 shares of our common stock at a per share of $1.25 for gross proceeds of C$4,454,525 pursuant to the exercise of common share purchase warrants.

In June 2010 we issued 3 million shares of our common stock pursuant to the exercise of 3 million common stock warrants resulting in proceeds of  CDN $3,150,000

Depending on the results of our drilling program,  we may require additional financing.  There can be no assurance that this financing will be available or if available, on terms acceptable to the Company.

Inter-corporate Relationships:

We currently have six wholly owned subsidiaries:

●	Paramount Gold de Mexico S.A. CV operates our business in Mexico and holds our interests in the San Miguel Project and certain other mineral concessions.

●
Magnetic Resources Ltd. which owns Minera Gama, S.A. de C.V. (“Minera Gama”) holds interests in mineral concessions in Mexico known as the Temoris project and the Morelos project, as well as a royalty interest in the Iris project. All three of these projects surrounds the San Miguel Project.

●	Compania Minera Paramount SAC (“Compania Minera”) used to operate and hold our mining interests in Peru.

●	Paramount Metals Corp. (“Paramount Metals”) whose focus is base metal exploration.

●	X-Cal Resources, Ltd. Operates our mining interests in Nevada.

Neither Compania Minera nor Paramount Metals is currently active.

MARKET DESCRIPTION

Gold and Silver:

We are a precious metals exploration company with gold and silver exploration properties located in Mexico. The gold and silver markets have been strong since 2001, where gold has increased from $268 per ounce to a high of approximately $1,250 per ounce to its current price of approximately $1,269 per ounce. Silver has increased from $4.58 per ounce to a high of $21.00 per ounce to its current price of approximately $20.48 per ounce. (Current prices are as of September 14, 2010). Management believes that both the gold and silver markets will remain strong for the foreseeable future.

Mineral exploration in Mexico and the United States.

Mexico is one of the world’s largest mineral producers. It provides an ideal business site for mining companies to operate given its stable government and inclusion in the North American Free Trade Agreement. U.S. mineral production has remained strong through the past decade.  The state of Nevada is one of the most significant gold districts in the world

Employees

As of July 30, 2010, we had approximately 30 employees and consultants located in Mexico and the United States.

Facilities

Our head office is located in Winnemucca, Nevada.  We also have an office in Temoris, Mexico.   The premise leases for all facilities are all in good standing.

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

Since November 2008, there have been significant additions to the San Miguel project concessions.  In March 2009 we acquired  from Garibaldi  all of their interest in several mining concession totalling approximately 54,000 hectares Pursuant to the agreement Paramount paid Garibaldi a total of $400,000 in cash and issued 6 million shares of Paramount’s common stock. A map of the new Temoris project is set forth below.

Also in March 2009, Paramount acquired all of the issued and outstanding shares of stock of Magnetic Resources Ltd. Magnetic was the sole beneficial shareholder of Minera Gama which was the underlying concession holder of Garibaldi’s Temoris Project, as well as two other groups of concessions which are not in the San Miguel area – the Morelos grassroots exploration and Iris royalty projects. In addition, Paramount purchased from Mexoro Minerals Ltd., and its Mexican subsidiary, Sunburst Mining de Mexico, S.A. de C.V., to acquire its interest to the Guazapares concession group adjacent to Paramount’s San Miguel group subject to certain net smelter return royalties for a purchase price of $3.7 million.  The property is comprised of 1980 hectares.

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

On October 1, 2008, we closed on our agreement with Tara Gold to acquire all of the remaining equity ownership of the Joint Venture. In consideration for the acquisition of the remaining equity interest (30%) owned by Tara Gold in the Joint Venture, we issued to Tara Gold a total of 7,350,000 shares of our legended common stock. Also, in connection with the closing of the transaction, all invoices previously submitted by Paramount for Tara Gold’s contribution to the exploration and development of the San Miguel property were cancelled. In consideration for the transfer of the mining concessions, Paramount has paid to Tara Gold $100,000MXN (approximately US$10,000).

La Blanca Agreement

Paramount acquired a number of the mining concessions including the Montecristo, Montecristo II, Monecristo Fraccion and Constituyentes 1917 concessions as listed in Table 1, a total of 131 hectares. The Santa Cruz concession totals 10 hectares (Table 1). We own a 100% interest in the concession and await title transfer from Tara Gold.  The Elyca concession, totaling 10.0924 hectares (Table 1), was purchased from Minera Rio Tinto, S.A. de C.V. for cash and stock.

Mexoro

Paramount  acquired the  Guazapares claims  from the Mexican subsidiary of Mexoro Minerals to the Mexican subsidiary of Paramount.

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

Ejido Agreements

We have signed agreements with two ejidos, or surface-owner councils, allowing for surface disturbance during exploration activities on Paramount’s concessions. Agreements with the Guazapares and Batosegachi ejidos were signed on April 29th and 19th, 2007, respectively, and are effective for a period of five years. The Guazapares and Batosegachi ejido agreements were registered with the National Agrarian Registry on May 4th and 5th, 2007, respectively. The agreements permit Paramount to carry out exploration on the ejidos’ areas in exchange for compensation of a fixed sum per hectare of physical disturbance associated with exploration such as the cutting of trees and construction of drill access roads and drill pads, etc.  In April 2010, we signed an agreement with an additional Ejido covering the newly purchased concessions.

Community Involvement

Several rural communities are located within our work area, the most important of which are Temoris, Guazapares, Batosegachi, San José and Tahonitas. In keeping with our policy of community integration, Paramount has carried out a program of economic and other assistance, including: donations of materials and wages for construction projects at schools in Guazapares, San Jose and Temoris; a donation for the acquisition of computers for the regional junior high school; donation to DIF, the organization for integral family development in Temoris; construction materials for DIF, for the construction of houses for disadvantaged families; donation for purchase of fertilizer for the farmers of Batosegachi; financial assistance for the upgrading and maintenance of local roads utilized by Paramount to access the San Miguel Project in Guazapares and Batosegachi ejidos; and the creation of  up to 40 jobs.

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

On Paramount’s behalf, Vugalit S.C submitted a NOM-120-SEMARNAT-1997 application to SEMARNAT on March 15, 2007 to permit exploration activities at the San Miguel Project. The application was accepted and became effective on July 19, 2007. The permit allows a total disturbance of 7.6224 hectares valid to December 31, 2011. The permit provides for reclamation of the concession areas by the Fondo Forestal Mexicano following the cessation of exploration activities in the permit area. The permit set the cost of reclamation at a total of 198,205 Mexican pesos, which was paid by Paramount to Fondo Forestal Mexicano.

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

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access:

Direct access to San Miguel is by the paved highway 127 to the town of Creel, then by reasonably good gravel roads to Temoris and then Guazapares. The simplest way for a visitor to reach Temoris is via the Chihuahua-Pacific rail service between Chihuahua City and Temoris, a nine hour trip. Two passenger trains in each direction and several freight trains serve Temoris and Los Mochis on the pacific coast daily. From the Temoris train station to the village of Guazapares the drive is about 15 minutes by a winding gravel road.  In August we received approval from SEMARNAT to expand our drilling activities to new project areas.

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

Local Resources, Infrastructure:

The Temoris area has reasonably good local infrastructure and a workforce generally receptive to mining. Temoris and Chinipas have populations of approximately 1,500 people , 200 of which live in the village of Guazapares, and there are several smaller villages in the general area. The total available workforce of the area may approach 5,000 people.

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

Also as of August 31, 2008, a total of 47,559 meters of HQ size (2.5 in) core drilling had been completed in 213 holes. All of the core has been photographed and logged in detail. Drilling was focused on the La Union, San Jose, San Luis, San Antonio, El Carmen, San Miguel and Montecristo areas.

In 2009, Paramount drilled eight core holes in the Monte Cristo area, for an additional 2691 meters of exploration drilling, and three infill holes at the San Miguel Clavo 99 target area for 1,095 meters.  In 2010 drilling has concentrated on the San Francisco target area, where 8 core holes (2572 meters) and 13 reverse circulation holes (4192) have been drilled.

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

District faults generally trend north-northwest, paralleling the regional structural setting. Silver-gold-lead-zinc mineralization at the San Miguel Project is spatially associated with these fault structures. Several rhyodacite dikes follow these fault zones and appear to be associated with mineralization.

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

Between the Guazapares structure and the Batosegachic Fault is a rhyolitic to rhyodacitic flow-dome complex, largely contained within the Guazapares concessions recently acquired from Mexoro, but also on several smaller concessions held by Paramount. The Monte Cristo area is at the eastern edge of that flow-dome complex. Most of the known mineralization occurs in a series of east-west, northwest and northeast trending structures within the domes and at their margins. Mineralization is primarily gold with lesser silver values. A strong northeast structural fabric may represent a deep seated structure controlling the localization of the dome complex as a whole. Localization of some of the mineralization there may be controlled by northwest trending structures with left lateral movement, sub-parallel to the Guazapares and Batosegachic faults.

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

Please note: The Monte Cristo area does not contain any known reserves and any planned drilling program is exploratory in nature.

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

Please note: The San Antonio area does not contain any known reserves and any planned drilling program is exploratory in nature.

La Veronica

The geological boundary between San Antonio North and the La Veronica area to the north corresponds to another reversal in dip direction of the major mineralized structure(s). Within the La Veronica area, drill data indicates the mineralized fault consistently dips to the east. The exact location of the change in dip direction has not yet been identified.

The La Veronica vein system strikes about N30W and dips steeply to the northeast. It occupies the faulted contact between andesitic units to the east and rhyolitic tuff units to the west. Drill logs note rhyodacite dikes locally occupying the La Veronica structure. Like the San Jose-La Union area to the south, the “vein” is normally a stockwork of quartz-pyrite veinlets and localized hydrothermal breccias, rather than massive quartz veins. Wall rock alteration is largely propylitic with some argillization and silicification. In the northern quarter of the vein’s strike length, it is a relatively simple single plane, whereas in the rest of its length it is more of a braided fault zone with at least two splits. Surface exposures of this vein are poor. Much of the geologic data was derived from mapping of 20 trenches and logging of drill core from 28 drill holes.  In late 2010, Paramount commenced a small drill program at La Veronica.  Drill units are pending.

Please note: The La Veronica area does not contain any known reserves and any planned drilling program is exploratory in nature.

MINERALIZATION

Our exploration efforts to date have concentrated on segments of the Guazapares Fault structure, over a seven-kilometer strike-length between the Santa Clara and Montecristo areas and most recently on the San Miguel Vein hosted by the sub-parallel Batosegachic Fault structure approximately 3 km west of the Guazapares structure. The disclosure below deals primarily with mineralization associated with those segments of the structures. It also presents for the first time the mineralization explored by Mexoro on their Guazapares concession group, and target areas developed on the Garibaldi/Minera Gamma concession group, both recently acquired by Paramount.

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

Three styles of gold and silver mineralization occur in the project area:

1.	High-grade vein systems (HG) trending NNW Silver rich (100:1 Ag:Au)

●	Forms most of the historic mining in the district
●	Most of initial resource estimate defined in this style
●	Extends both laterally and at depth
●	Au increases with depth (to 20: 1 Ag: Au or less)

2.	Sheeted Vein Complexes (SVn)

●	Broad zones of quartz veins (up to 600m wide and 2,000m on strike)
●	Similar to the HG style with same orientation, but much wider zones allow for bulk mining methods
●	Silver and base metals shallow, higher gold potential at depth

3.	Volcanic Dome Complexes (VDC)

●	Broad zones and on the margins and within the domes
●	Igneous bodies controlled by intersection of NNW and E-W structures
●	Significant volumes of low grade, low cost gold mineralization with "low" silver to gold ratios (20:1 Ag: Au)
●	Alteration (thought to be hypogene hematite), zoning, and mineralization support a separate and later mineralizing event
●	Forms most of the "bulk gold" targets

We have not disclosed resource estimates or assay result disclosure pursuant to Canadian National Institute 43-101 as the resource estimates have not demonstrated either indicated or probable  reserves and are not provided herein.

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

San Miguel-Elyca-Empalme Area Mineralization

A complex quartz vein structure referred to as the San Miguel vein is exposed over a strike length of at least a kilometer in the San Miguel, Elyca and Empalme concessions immediately north of the small village of Batosegachic. A near-surface section of the vein about 100 meters long, several meters wide and 15 meters deep was mined in the late 1970’s and shipped to the El Paso smelter as precious metal-bearing flux. There is no available record of the grade.

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

They also completed 31 core holes for a total of 4,622 meters in its Guazapares project, largely in the San Antonio, San Francisco and El Cantilito targets. Most holes were relatively short (149 meters on average), and directed below altered and mineralized surface exposures and small old artisanal workings at relatively shallow depths

Temoris Project Area Mineralization

As the majority of the claims are in area  which the Company only recently acquired, there has not yet been a great deal of exploration by Paramount. There are seven target areas which were identified and explored by the previous owner over the last two years. The Company’s staff has reviewed this data and examined and sampled all of the seven target areas in the field. Exploration targets have been developed on many of them and drilling is planned on some of them in 2011.

The targeted areas are:

Don Ese, El Ojito, La Tinaja - La Veronica, La Verde-Los Llanos, Temoris, Palmarito and Piedra Bola.  In late 2010, Paramount began intial drill testing at the Don Ese target with assay results pending.

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

Drilling

Exploration Program and Budget

The Company’s exploration program and budget will be managed by its in-house technical staff. It will be funded by the Company’s cash on hand and will total approximately $6.3million dollars for the 2010 calendar year. The exploration activities and budgeted amounts per activity are as follows:

Activity	Timeline	Approximate Budget
Establish the limits of the project concessions	January 2010	$30,000
Complete internal resource estimation on existing resources	February 2010 to March 2010	$500,000
Complete diamond drilling target test evaluation	January 2010 to November 2010	$2,000,000
Complete reverse circulation delineation drilling	April 2010 to November 2010	$3,500,000
Complete resource estimation and qualifying report	July 2010 to November 2010	$275,000

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

From April 23, 2006 to August 31, 2008 we completed 213 diamond drill holes totaling 47559.7 meters as part of a planned 50,000 meter drilling program at the San Miguel Project. An additional 3786.5 meters were drilled between mid July and early September 2009. Diamond core drilling to date has been HQ size only (63.5 millimeters or 2.5 inches diameter). HQ core was chosen to provide a large sample and to allow for reduction in core size if necessary in a difficult drill hole. With the exception of a few holes, all were completed to their planned depths. Overall core recovery has been excellent, averaging nearly 100%.

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

In mid July 2009 drilling resumed at the San Miguel project and has continued since.  We intend to complete the drill data in a summary from technical report 2011.

        San Francisco area:

The San Francisco area is an important discovery with bulk-mineable resource potential.  Mineralization at South San Francisco is shaped by a favorable combination of permissive volcanic and intrusive rock units along with structural intersections which together provide several controls for concentrating gold. Intermediate to acidic composition volcanic rocks and intermediate composition intrusions are host to the gold occurrences discovered at South San Francisco. These rocks are in contact with acidic composition shallow intrusive or extrusive dome rocks that have little gold in them but have served to create an intensive fracture system in the surrounding rocks. Structural intersections between northwest trending and east-west trending faults have also created an extensive fracture system that localized gold. Superimposing these different phases of rock preparation has created a mineralized zone extending about 400 meters in an east-west direction and more than 750 meters in a northwest direction.

Ongoing research at South San Francisco has identified several distinguishing characteristics that differentiate its style of gold occurrence from deposits elsewhere in the Palmarejo District. Hydrothermal alteration in the South San Francisco area has produced a more subtle surface expression and unique clay mineralogy distinguishing it from the vein-associated deposits like Palmarejo and San Miguel. In general, the precious metals are disbursed in the volcanic rocks in association with narrow fractures and quartz stockwork veins, rather than within well-defined quartz veins. The vertical zonation of quartz vein systems typical of the Palmarejo District are not in evidence at South San Francisco where gold concentrations are recognized at very shallow depths with less silver. South San Francisco type targets seem to be high level gold-rich systems geologically separate from the vertically zoned silver-gold systems previously identified in the Palmarejo District.  Recent results from the South San Francisco target area include:

South San Francisco Target Area:

Drill Hole Number	Drill Hole Length	From (meters)	To (meters)	Length (meters)	Au g/t	Ag g/t
SF-09-01	362.75	116.00	124.70	8.70	1.01	38.4
		151.80	163.60	11.80	2.10	9.4
SF-09-02	356.65	109.00	112.20	3.20	1.01	65.3
		157.00	188.00	31.00	1.35	7.2
GU-30*	194.00	51.30	54.40	3.10	1.27	16.8
		103.60	106.60	3.00	2.38	22.4
		135.60	190.80	55.20	0.74	9.5
Diamond drill hole GU-30 was completed by a previous operator and re-split and sampled by Paramount, results are Paramount re-assay results.

Drill Hole	From (meters)	To (meters)	Length (meters)	Au g/t	Ag g/t	Target Style
RCSF-10-01	50.3	65.5	15.2	0.56	17.0	Flat-lying
	105.2	134.1	28.9	1.22	13.3	Flat- lying
RCSF-10-02	13.7	21.3	7.6	0.62	3.4	Flat- lying
	140.2	160.0	19.8	0.57	2.2	Flat- lying
	179.8	224.0	44.2	0.51	7.0
RCSF-10-04	179.8	185.9	6.1	0.70	59.0	Disseminated
	199.6	242.3	42.7	1.09	5.6	Disseminated
including	225.6	237.7	12.1	2.40	7.1	Structural zone
RCSF-10-05	12.2	18.3	6.1	0.62	90.7
	51.8	61.0	9.2	0.69	11.2	Flat- lying
	167.6	216.4	48.8	1.56	5.9	Flat- lying

Drill Hole	Drill Hole Type	From (meters)	To (meters)	Length (meters)	Au g/t	Ag g/t
RCSF-10-06	Reverse circulation	141.7	147.8	6.1	0.85	19.6
		182.9	185.9	3.0	1.33	52.8
		224.0	272.8	48.8	0.91	5.6
		300.2	306.3	6.1	1.08	2.4
RCSF-10-7	Reverse circulation	73.2	102.1	28.9	1.74	29.8
		176.8	192.0	15.2	1.49	2.6
RCSF-10-08	Reverse circulation	25.9	36.6	10.7	0.98	19.7
		140.2	182.9	42.7	1.48	7.4
RCSF-10-09	Reverse circulation	192.0	199.6	7.6	0.43	3.3
RCSF-10-10	Reverse circulation	111.3	115.8	4.5	1.02	10.5
		140.2	153.9	13.7	1.36	9.9
		167.6	176.8	9.2	1.43	5.1
		195.1	198.1	3.0	1.30	12.7
RCSF-10-11	Reverse circulation	153.9	169.2	15.3	2.05	8.7
RCSF-10-12	Reverse circulation	45.7	54.9	9.2	1.33	27.7
		83.8	111.3	27.5	1.73	10.9
		138.7	153.9	15.2	0.55	3.2
		176.8	190.5	13.7	1.07	0.8
RCSF-10-13	Reverse circulation	9.1	13.7	4.6	1.11	10.2
		62.5	74.7	12.2	1.76	42.4
RCSF-10-14	Reverse circulation	109.7	112.8	3.1	1.03	5.3
SF-10-11	CORE	19.8	29.3	9.5	0.71	5.2
		82.8	88.9	6.1	8.78	36.4
SF-10-12	CORE	36.1	51.0	14.9	0.97	23.8
SF-10-15	CORE	20.0	24.5	4.5	0.90	9.5
		108.8	136.9	28.1	1.26	7.0
SF-10-16	CORE	No significant results

The true width of these intersections is unknown at this time due to lack of certainty as to the orientation of the structures. Additional drilling will be required to determine true widths.

Exploration drilling in the northern part of the San Francisco area has discovered a second bulk-mineable target. This North Target consists of at least one pyretic breccia pipe (hydrothermal breccia pipe) of unknown dimensions and disseminated gold concentration in the surrounding country rock. Core drilling is currently being used to better define the geometry of this target in advance of aggressive definition drilling. This blind target zone contains bonanza gold grades in the breccia pipe. Surrounding rock represents the collapsed upper part of a volcanic complex and disseminated gold concentrations have been encountered in these rocks. Results include:

North San Francisco Target Area:

Drill Hole	From (meters)	To (meters)	Length (meters)	Au g/t	Ag g/t	Target Style
SF-10-05	125.4	146.1	20.7	6.26	813.6	Breccia pipe
including	132.5	139.7	7.2	17.22	2,256.3
	161.1	166.4	5.3	0.81	55.1	Disseminated
	184.8	192.0	7.2	0.61	28.8	Disseminated
	471.9	483.2	11.3	1.17	7.5	NNE vein
SF-10-06	109.0	127.3	18.3	1.31	16.7	Disseminated

The true width of these intersections is unknown at this time due to lack of certainty as to the orientation of the structures. Additional drilling will be required to determine true widths.

Monte Cristo area.

               Monte Cristo is a volcanic basin on the margin of a volcanic dome complex with potential for larger stratigraphic gold occurrences in the basin as well as richer deposits along north-northwest and east-west trending structures. Recent drilling on the nearby San Miguel deposit has demonstrated that these north-northwest trending structures host better gold grades at depth. The original Monte Cristo target area of about 300 meters by 400 meters has been expanded to more than 700 meters by 1,000 meters, reflecting the new drill results, surface mapping and integration of the Mexoro drill data.

Results of Paramount Gold’s recent drilling at Monte Cristo are as follows:

Hole No.	From (m)	To (m)	Interval (m)	Au g/t	Ag g/t
MC-09-04	120.5	149.5	29.0	0.69	106.1
	incl. 120.5	133.0	12.5	1.52	109.9
MC-09-05	No significant assay intervals
MC-09-06	170.9	175.3	4.4	1.14	4.5
	187.5	223.5	36.0	0.05	52.2
MC-09-07	261.5	283.0	21.5	0.09	35.6
	295.7	298.7 TD	3.0	3.71	4.0
MC-09-08	No significant assay intervals
MC-09-09	No significant assay intervals
MC-09-10	236.2	240.7	4.5	0.03	36.7
MC-09-11	No significant assay intervals

The true width of these intersections is unknown at this time due to lack of certainty as to the orientation of the structures. Additional drilling will be required to determine true widths.

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

Summary:

We acquired  all of the issued and outstanding shares of common stock of  X-Cal Resources  in August 2010.   The principal asset of X-Cal is the Sleeper Gold Mine located in Humboldt County, Nevada.  We intend to focus on drilling mine scale exploration targets defined by current and ongoing studies. The objective of the drilling is to test the targets for gold deposits that warrant follow up drilling for discoveries that can be mined by open pits or underground workings.

X-Cal Resources   (“X-Cal”) is was incorporated in 1984.  X-Cal has a wholly owned subsidiary, X-Cal U.S.A. Inc., which was incorporated in the State of Nevada, and a 100% interest in New Sleeper Gold, LLC, a Nevada Limited Liability Company. X-Cal also has a 100% interest in the Sleeper Mining Co. LLC, a Delaware Limited Liability Company.

X-Cal presently holds interests in four gold prospects; the Sleeper Gold Property, located in Humboldt County, Nevada, the Mill Creek Property and the Reese River Property both located in Lander County, Nevada, and WR Claims in the Spring Valley Area located in Pershing County, Nevada, United States. Our focus will be the exploration of the Sleeper Gold Property located in Humboldt County, Nevada.

Sleeper Gold Property

X-Cal acquired 100% interest and operatorship of the Sleeper Gold Project in 2006.  In December 2006, the Company aquired 100% title to the York Leased Lands with no royalties pursuant to a buy out agreement with York Mines.

The Sleeper Gold Property includes a historic open pit mine operated by AMAX Gold from 1986 until 1996, which produced 1.66 million ounces of gold, and 2.3 million ounces of silver. The property has been the subject of several exploration programs. These programs have produced an extensive database for current exploration targeting and continuing studies.

The Sleeper Gold Property is situated within the western, apparently older, part of the Northern Nevada Rift geologic province of Miocene age, along the western flank of the Slumbering Hills. Drilling completed in 2007 has led to a new geologic interpretation of mineralization at Sleeper. Meticulous logging of the drill holes identified cobbles and occasional boulders of altered vesicular basalt supported by a matrix of cryptocrystalline volcanic ash. Further inspection identified other volcanic clasts of various lithologies supported by the ash matrix. A “block in ash” texture had been identified and the wide spread occurrence of the volcanic breccia throughout the Facilities area was referred to as a volcanic unit given the name “debris flow”. The debris flow is the primary host lithology for precious metals mineralization identified at the Facilities area. Thickness of the debris flow ranges from 100 feet (30 m) to 500 feet (150 m). Ash layers that are interbedded within the debris flow are not mineralized but do exhibit advanced argillic alteration. The ash units range in thickness from 5 feet (1.5 m) to 20 feet (6m). The debris flow dips westerly towards the existing open pit and has been identified in core at Westwood. The banded veins with visible gold (electrum) and the higher grade sulphide breccias of Westwood are developed within the debris flow. The lower grade mineralization of Westwood favors the debris flow and is similar to mineralization found at the Facilities area.

We believe that significant exploration opportunities along the west side of the Sleeper pit and to the north should also be investigated with exploration. The Sleeper Gold Project is well prepared for a substantial exploration and development program. Historically, multi-million ounce gold deposits occur in multiples. The objectives of our drill program will  be to: (A) explore for new bonanza grade deposits near the historic Sleeper Mine, (B) develop and delineate known areas of mineralization and (C) to combine the results with current potential metal inventory in the mill tailings and heap leach pads.

On November 16, 2009, a Preliminary Economic Assessment of the Sleeper Gold Project was  completed by Gary Giroux, P.Eng, Larry Martin, CPG, Larry Kornze, P.Eng and Tom Healy, P.Eng.

Drilling and  Exploration

Exploration priorities for the Sleeper Gold Property are expected to focus on five priority mine scale targets located near the Sleeper Mine. All five of the priority targets occur along three structural corridors parallel to the Sleeper Mine historic mineralization. None of the five targets have been sufficiently tested in prior drill programs. Current and ongoing three-dimensional modeling of geochemical data, additional geophysical interpretations and refinements and detailed compilation on Gemcom and Gocad will help set drilling priorities. However, the targets are well defined at present. Drill testing is to involve angled drill hole fences with overlap at bedrock depths. Drill orientation of these current targets is to be east-west to optimize crossing of key structural trends. Each target should have 2 to 4 drill fences to test the target concepts.

The Company has budgeted a $3 million exploration program designed to expand and upgrade resources at the Sleeper gold mine.  We will also commence a study to determine the feasibility for near-term exploitation of the property’s surface mineral inventory of gold in tailings and heaps.

We have budgeted the following amounts in connection with our drilling program:*

Staffing and related expenses	$372,000
Core Drilling
Drilling	1,000,000
Sampling	560,000
Miscellaneous	68,000
$1,628,000
Reverse Circulation Drilling
Drilling	768,000
Sampling	224,000
Miscellaneous	10,000
$1,002,000
TOTAL COSTS	$3,002,000

*Our budgeted expenses may be reallocated based on drilling results and our available cash reserves

The exploration program has three main objectives: (1) definition drilling to up-grade resources at the West Wood deposit and prepare it for a Preliminary Assessment ('PA') of its economic potential; (2) delineation drilling to expand and evaluate resources at the Facilities deposit for possible inclusion in the PA; and (3) drill evaluation of up to six new priority targets on the property identified by our  geological team.  The exploration program will focus on expanding and upgrading in-situ resources on two known gold deposits using core and reverse circulation drilling. We will also begin the process of evaluating less explored targets.

Mill Creek Property

The Mill Creek property comprises a contiguous block of 36 unpatented lode mining claims. The claims total approximately 720 acres and are located in the NW part of the Shoshone Range, 33 kilometres south of Battle Mountain. Access from Battle Mountain is south by paved Highway 305 for 33 km., then eastward on the graded dirt Mill Creek Road for 10 km., and then northeast for 3 Km. on a secondary dirt road to the Property. Mill Creek is located 22 km. northwest of the Pipeline Mine complex of the Cortez Joint Venture (Placer Dome and Kennecott).

The Property is in hilly, grass, sagebrush, juniper and pinyon-covered mountain brush high desert terrain, on the lower western slopes of the Shoshone Range. The climate is favorable for year-round mining, with all supplies and services needed for an exploration program available in the Battle Mountain – Elko area.

The Mill Creek property is an early-stage gold exploration prospect.  Prior  exploration was limited to surface prospecting for barite and gold-silver deposits, geological mapping, geophysical surveys, soil sampling, geochemical rock chip sampling of altered, fractured and veined bedrock.  The main exploration target on the Mill Creek Property will be the  Carlin-Style gold-silver ores found in altered, metamorphosed, and locally skarnified Lower Plate carbonate and limy to dolomitic clastic sedimentary rocks of the Devonian Wenban Limestone, Silurian Roberts Mountain Formation, and the Ordovician Hanson Creek Formations. A secondary target host rock type is mafic volcanic rocks of the Upper Plate rock sequence, similar to at Newmont’s Twin Creeks Mine. The economic Battle Mountain – Cortez – Eureka Trend gold deposits were deposited as mineralized hydrothermal sedimentary-host replacement horizons and breccia zones along major fault structural zones where alteration and anomalous gold-silver-arsenic-antimony-thallium mineralization are present. Marbles in metamorphic aureoles and iron-rich skarns appear to be favored sites for gold mineralization in these deposits, perhaps due to the rheological character, permeability after fracturing, and chemical reactivity of those rocks to alteration by hydrothermal fluids.

Reese River Property

The Reese River/Horse Mountain Window Project is located in Lander County, north-central Nevada, approximately 25 miles south of Battle Mountain. The Property lies on the west flanpk of the Shoshone Range in the Basin and Range Province. The property consists of 148 unpatented lode mining claims that cover an area of approximately 2960 acres. The area is characterized by rolling north and northwest-trending ridges dissected by incised drainages and mostly covered by alluvial deposits on the flank and pediment of the Shoshone range.

The property was explored by several companies in the past, first for barite to supply the adjacent mine, then for gold by Placer Dome in the 1980’s to 90s and 2000’s. This historical exploration consisted of geologic mapping, rock-chip and soil sampling, and drilling. A small number of drill holes have been drilled in and around the property by previous operators primarily in search of barite with little if any consideration for gold.

Spring Valley Property

The Spring Valley property consists of thirty-eight lode mineral claims in the Spring Valley Area, Pershing County, Nevada. The project is located approximately 2.5 km northwest of the Rochester mine in the Humboldt Range, 30 km northeast of Lovelock, Nevada. The property covers rocks folded into a broad anticline broken into large blocks by major north-trending faults. Midway Gold Corporation has been currently actively drilling approximately 2 km to the northeast.

ITEM 1A.	RISK FACTORS.

(1) The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be materially adversely affected. In such case, the Company may not be able to proceed with its planned operations and your investment may be lost entirely.

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

We have not generated any revenues from operations. Our Net loss for the fiscal year ended June 30, 2010 totaled $5,351,958.  Cumulative losses since inception totaled $61,187,098. We have incurred significant losses in the past and we will likely continue to incur losses in the future unless our drilling program proves successful. Even if our drilling program identifies gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

We may require additional financing to continue drilling operations.

We may require significant working capital to continue our current drilling program. There can be no assurance that we will be able to secure additional funding to meet our objectives or if we are able to identify funding sources, that the funding will be available on terms acceptable to the Company. Should this occur, we will have to significantly reduce our drilling programs which will limit our ability to secure additional equity participation in various joint ventures.

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

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. This exploration program includes drilling programs at various locations within  Mexico and the United States.  If our exploration costs are greater than anticipated, then we will have less funds for other expenses or projects. If higher exploration costs reduce the amount of funds available for the extraction of gold or silver through mining and development activities, then our ability to generate revenues will be adversely affected. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain, increased government regulation and shortages of qualified personnel.

During the next twelve months, and assuming no adverse developments outside of the ordinary course of business we have budgeted approximately $9.3 million for exploratory activities of which $6.3 million will be allocated to our Mexican operations and $3 million will be allocated to our drilling operations in Nevada.  Exploration will be funded by our available cash reserves. Our drilling program may vary significantly from what we have budgeted depending upon drilling results Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without a joint venture partner, of which there can be no assurance.

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

We face many operating hazards.

The development and operation of a mine or mineral property involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These risks include, among other things, ground fall, flooding, environmental hazards and the discharge of toxic chemicals, explosions and other accidents. Such occurrences may result in work stoppages, delays in production, increased production costs, damage to or destruction of mines and other producing facilities, injury or loss of life, damage to property, environmental damage and possible legal liability for such damages. As well, although the Company maintains liability coverage in an amount which it considers adequate for its operations, such occurrences, against which the Company may not be able, or may elect not to insure, may result in a material adverse change in the Company’s financial position. The nature of these risks is such that liabilities may exceed policy limits, in which event the Company would incur substantial uninsured losses.

There may be insufficient mineral reserves to develop any of our properties  and our estimates may be inaccurate.

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

We have no proven reserves.

All of our properties are in the exploration stages only and are without known bodies of commercial ore. Development of these properties will follow only upon obtaining satisfactory exploration results. The long-term profitability of the Company’s operations will be in part directly related to the cost and success of its exploration and development programs. Mineral exploration and development are highly speculative businesses, involving a high degree of risk. Few properties which are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercial quantities of ore. There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production. Discovery of mineral deposits is dependent upon a number of factors, not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit once discovered is also dependent upon a number of factors, many of which are beyond the Company’s control, such as the particular attributes of the deposit (such as size, grade and proximity to infrastructure), metal prices and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.

In the course of exploration, development, and mining of mineral properties, certain unanticipated conditions may arise or unexpected or unusual events may occur, including rock bursts, cave-ins, fires, floods, or earthquakes. It is not always possible to fully insure against such risks and we  may decide not to take out insurance against such risks as a result of high premiums or for other reasons. Should such liabilities arise, they may reduce or eliminate any future profitability and may result in a decline in the value of the securities of the Company.

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

Our future operations, including exploration and development activities, required permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at our properties.

We are subject to numerous environmental and other regulatory requirements.

All phases of mining and exploration operations are subject to governmental regulation including environmental regulation. Environmental legislation is becoming stricter, with increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and heightened responsibility for companies and their officers, directors and employees. There can be no assurance that possible future changes in environmental regulation will not adversely affect our operations. As well, environmental hazards may exist on a property in which  we hold an interest that was  caused by previous or existing owners or operators of the properties and of which the Company is not aware at present.

Government approvals and permits are required to be maintained in connection with our mining and exploration activities. Although we currently have  all required permits for our operations as currently conducted, there is no assurance that delays will not occur in connection with obtaining all necessary renewals of such permits for the existing operations or additional permits for any possible future changes to the Company’s operations, including any proposed capital improvement programs. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions there under, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may be liable for civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permitting requirements, or more stringent application of existing laws, may have a material adverse impact on the Company resulting in increased capital expenditures or production costs, reduced levels of production at producing properties or abandonment or delays in development of properties.

There is no assurance that there will not be title or boundary disputes.

Although we have investigated the right to explore and exploit our properties and obtained records from government offices with respect to all of the mineral claims comprising our properties, this should not be construed as a guarantee of title. Other parties may dispute the title to any of our properties or that any property may be subject to prior unregistered agreements and transfers or land claims by aboriginal, native, or indigenous peoples. The title may be affected by undetected encumbrances or defects or governmental actions.

Local infrastructure may impact our exploration activities and results of operations.

Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges and power and water supplies are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage or government or other interference in the maintenance or provision of such infrastructure could adversely affect the activities and profitability of the Company.

We may face difficulties integrating the operations of X-Cal.

There will be administrative and operational issues associated with the operations and exploratory operations of X-Cal.   We will have to monitor operations and drilling activities in Nevada where we have no prior operations.  There can be no assurance that there will be a smooth acquisition in integrating X-Cal’s operations with ours.  As a result,   we may experience unexpected costs or delays in exploring the X-Cal properties.  We may be required to increase the quantum of our reclamation bond for Sleeper Mine if required to do so by authorities in Nevada.

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

We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have:

●	greater financial and technical resources;

●	longer operating histories and greater experience in mining;

●	greater awareness of the political, economic and governmental risks in operating in Mexico.

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

During our last fiscal year, we issued a total of  27,051,360 shares of common stock as a result of various financings and for the exercise or options and warrants. While the issuance of the additional shares of our common stock has resulted in dilution to our existing shareholders, management believes that the issuance of these shares of common stock has provided enhanced value to our company and preserved working capital for our drilling program and general working capital.

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

ITEM 1B   UNRESOLVED STAFF COMMENTS.

None

ITEM 2   PROPERTIES.

Our executive offices are located at 665 Anderson Street Winnemucca, Nevada 89445.      We also have a field office in Temoris, Mexico.

The location of our mining operations is more specifically described under the discussion of our business under the heading “San Miguel Project” and “X-Cal Resources” in Item 1. “Business”.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A.	Market Information

Our common stock is listed for trading NYSE Amex and the Toronto Stock Exchange under the ticker symbol “PZG”. Our European listing is with the Frankfurt Stock Exchange under the symbol “P6G”.  There is a limited market for our common stock.
The following table sets forth the high and low prices for our common stock for the periods indicated:

	HIGH	LOW
Fiscal year ended June 30, 2010
Quarter ended September 30, 2009	$1.55	$1.17
Quarter ended December 31, 2009	$1.50	$1.12
Quarter ended March 31, 2010	$1.81	$1.40
Quarter ended June 30, 2010	$1.93	$1.26

	HIGH	LOW
Fiscal year ended June 30, 2009
Quarter ended September 30, 2008	$1.75	$0.64
Quarter ended December 31, 2008	$0.64	$0.26
Quarter ended March 31, 2009	$0.88	$0.36
Quarter ended June 30, 2009	$1.88	$0.70

B.           Holders
As of September 15, 2010, there are currently in excess of 12,500 beneficial owners of our common stock (84 stockholders of record).

Our transfer agent is BNY Mellon Investor Services LLC whose address is 480 Washington Boulevard Jersey City, New Jersey 073101. Our co-transfer agent is CIBC Mellon located in Toronto, Ontario, Canada.

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

The aggregate number of shares of common stock which may be issued under the Plan with respect to which Awards may be granted shall not exceed 3,000,000 shares of common stock. On  August 31, 2010, the 3 million shares authorized under the Plan represented  approximately 2% of the Company’s issued and outstanding shares of common stock. If any Stock Option or Stock Appreciation Right granted under the Plan expires, terminates or is cancelled for any reason without having been exercised in full or, with respect to Stock Options, the Company repurchases any Stock Option, the number of shares of common stock underlying the repurchased Stock Option, and/or the number of shares of common stock underlying any unexercised Stock Appreciation Right or Stock Option shall again be available for the purposes of Awards under the Plan.

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

Shares Subject to the Plan:

An aggregate of  3,000,000  shares of common stock is currently reserved for issuance under the Plan representing approximately 2% of Paramount’s issued and outstanding shares of common stock as of  August 31, 2010.  Shares of common stock to be delivered or purchased under the Plan may be either authorized but unissued common stock or treasury shares.

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

We issued 1,533,180 of our common stock from options exercised.

In December 2009, we issued 181,818 shares of our common stock pursuant to the exercise of warrants valued at $172,309.

In December 2009, we issued 300,000 shares of our common stock at $1.25 per share in relation to our acquisition of 12 mining concessions in the Guazapares municipality.

In January 2010, we issued 3,636,362 shares of our common stock pursuant to the exercise of outstanding warrants valued at $4,380,907.

In June 2010, we issued 3,000,000 shares of our common stock pursuant to the exercise of outstanding warrants for net proceeds of $3,088,575.

On  August 23, 2010 we issued 22,001,247 shares of our common stock to the shareholders of X-Cal Resources in connection with the acquisition of all of the issued and outstanding shares of common stock of X-Cal Resources.

With respect to the sale of the securities identified above, we relied on the exemptive provisions of Section 4(2),Regulation S  or Section 3(a) 10 of the Securities Act of 1933, as amended.

At all times relevant the securities were offered subject to the following terms and conditions:

The sale was made to a sophisticated or accredited investor, as defined in Rule 502 or were issued pursuant to a specific exemption;

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional informationwhich we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

ITEM 6.  SELECTED FINANCIAL DATA.

The following consolidated financial data has been derived from and should be read in conjunction with our audited interim financial statements for the years ended June 30, 2010 and 2009.

	Year Ended June 30, 2010	Year Ended end June 30, 2009
	(Audited))	(Audited)
Revenue	$35,853	$249,082
Expenses	$10,248,026	$7,490,261
Cash	$21,380,505	$7,040,999
Total Assets	$46,328,181	$27,457,795
Current Liabilities	$6,410,090	$383,445
Total Liabilities	$6,410,090	$383,445
Working Capital	$22,750,664	$8,116,541
Accumulated Deficit	$61,187,098	$43,197,264

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

We are an exploratory stage mining company that currently has mining concessions in Mexico and and the Sleeper Mine in Nevada, USA.   We have no proven reserves at San Miguel but are currently exploring the project.  We are also preparing to commence an exploratory and metallurgical program at the Sleeper Gold property in Nevada.

Comparison of Operating Results for the year ended June 30, 2010 as compared to June 30, 2009

Revenues:

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities. Interest income for the year ended June 30, 2010 were $35,853 as compared to $249,082 for the year ended June 30, 2009. Interest income since inception totals $1,017,962. Interest income decreased by approximately 86% from the prior year. The significant decrease in our interest income is primarily due to lower interest rates offered for short-term investments. Our funds are deposited in an interest bearing account subject to transfer to our operating account to meet ongoing expenses. We intend to utilize our cash reserves for ongoing exploration activities, land acquisitions and general working capital expenditures.

Operating Expenses:

We incurred expenses totaling $10,248,026 as compared to $7,490,261 for the year ended 2009, an increase of approximately $2.76 million.  For the year-ended June 30, 2010, we incurred exploration  costs of $6,043,791compared to $2,372,621 in the previous year.  The increase was due to a significant increase in exploration activity which included planning, target development, drilling and testing at our San Miguel project in Mexico.  Expenses for professional fees, corporate communications and consulting fees were $931,404, $332,139 and $418,437 compared to the previous year of $1,244,792, $803,186 and $1,561,084 respectively.  The decline from the previous year is a result of headcount reduction and streamlining of all corporate functions.  The acquisition expenses of $1,242,569 were a result of legal, advisory and due diligence cost related to our proposed merger with Klondex Mines Ltd. and our acquisition of X-Cal Resources Ltd.

Net Income (loss):

Our Net Loss for the year ended June 30, 20010 was $5,351,958 as compared to a Net Loss of $7,241,179 in our prior year. Our Net Loss per share was $0.06 as compared to a Net Loss per share of $0.11 for the comparable periods in 2009. The decline in our net loss per share is directly attributable to an increase in the number of our issued and outstanding shares of common stock. The weighted average number of shares of common stock outstanding for   2010 was 98,617,938 as compared to 65,433,659 for 2009.   Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we anticipate that we will continue to incur ongoing losses.

Liquidity and Capital Resources:

Assets and Liabilities,

At June 30, 2010 we had cash and cash equivalents totaling    $21,380,505 as compared to $7,040,999 at June 30, 2009, an increase of approximately $14.3 million. The significant increase in our cash reserves is a direct result of an underwritten public offering  of our securities by Dahlman Rose & Company for net proceeds of approximately $21.7 million in October 2009 and from the exercise of warrants in January and June 2010. Accounts receivable increased from $221,267 at June 30, 2009 to $1,511,619 at June 30, 2010.  The increase in accounts receivable is primarily due to value added tax owed by the Mexican Government related to our increased exploration activities at our San Miguel project. Also, our term deposit of $1,063,772 at June 30, 2009 came to term prior to June 30, 2010 and was re-invested in a cash equivalent GIC. We had total current assets of $23,697,532at June 30, 2010 as compared to $8,499,986 at June 30, 2009, an increase of approximately 279% .

Our mineral properties were valued as of June 30, 2010 at $22,111,203 as compared to  $18,436,951 at June 30, 2009,  an increase of approximately $3.7 million. Also during the past year, we have written off $275,000 attributable to Vidette Lake as a result of terminating our option on this property.

Total assets at June 30, 2010 were $46,328,181 as compared to $27,457,795 at June 30, 2009, an increase of approximately 169% due to significant financings and mineral property purchases.

Our current liabilities as of June 30, 2010 totaled $6,410,090 as compared to $383,445 at June 30, 2009. The increase in current liabilities is almost all attributable to the addition this year of a warrant liability of $5,979,767 due to warrants with exercise prices valued in Canadian funds. We did not record a similar liability last year as we did not adopt the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815 until July 1, 2009, which is the date at which this amendment becomes effective.  The warrant liability is a non-cash item and only obligates the Company to issue common shares if exercised by the holder of the warrant prior to expiry. We have a working capital surplus of $22,750,664 as compared to a working capital surplus of $8,116,541 at June 30, 2009. We believe that our working capital surplus will enable us to meet our anticipated drilling for several fiscal years and operational needs, subject to any costs that we incur with respect to the acquisition of additional mineral properties. Acquisition of additional mineral properties may require a cash infusion from either debt or equity financing, of which there can be no assurance.

Results of Operations for the year ended June 30, 2010:

With respect to our short term liquidity, our “Current Ratio” (current assets divided by current liabilities) as of June 30, 2010 was 3.70 to 1 compared to 22 to 1 at June 30, 2009.  This decrease is a result of adopting  FASB ASC 815 in where the Company records its outstanding warrant and options with strike prices denominated in Canadian Dollars as a current liability as opposed to equity.  The current ratio excluding the non-cash warrant liability of $5,979,767 is 55 to 1.  The current ratio is commonly used as a measure of a company’s liquidity. Our management believes, however, that with a company still in the exploratory stage, the ratio may not be as significant as with an ongoing business in comparing the Company with others in the industry. In analyzing our liquidity, we look at actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, it will be very difficult for us to meet our current and anticipated obligations for a significant period of time without raising additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we will not be able to fully implement our business plan or sustain ongoing operations.

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

Plan of Operation – Exploration:

Our plan of operation for the next twelve months is to focus our exploratory efforts on both the San Miguel project in Mexico and our recently acquired Sleeper Gold Mine in Nevada, USA as part of our acquisition of X-Cal Resources.  . It is very difficult to forecast with any degree of certainty the extent of our drilling program for 2011. We have budgeted $6.3 million for our drilling program in Mexico and $3 million for Nevada.   A portion of our working capital may be utilized to acquire additional mineral properties in which case we will have to carefully manage our exploratory program to preserve capital.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements have been examined to the extent indicated in its reports   by   Meyers Norris Penny LLP, Chartered Accountants   and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC and are included herein, on Page F-1 hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (June 30, 2010). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2010. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

The effectiveness of our internal control over financial reporting as of June 30, 2010, has been audited by Meyers Norris Penny LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Meyers Norris Penny LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position(s)
Christopher Crupi	41	Director/CEO/President/Treasurer
Charles William Reed	66	Former Director and Vice president
Robert Dinning	71	Director
Michael Clancy	45	Secretary
John Carden	62	Director
Christopher Reynolds	45	Director
Michel Yvan Stinglhamber	77	Director
Eliseo Gonzalez-Urien	69	Director
Rudi P. Fronk	51	Director
Carlo Buffone	40	Chief Financial Officer
Shawn Kennedy	59	Director*

*Appointed director in August 2010 in connection with the acquisition of X-Cal Resources.

Christopher Crupi

Mr. Crupi is a chartered accountant. He has served as our CEO and director since April, 2005. Mr. Crupi founded the Company in March 2005 and oversees the administrative and operational activities of the Company. From 2000 to 2004, Mr. Crupi was a Vice President of PricewaterhouseCoopers LLP, an international accounting firm. Mr. Crupi received his Bachelor of Commerce degree from the University of Ottawa in 1992Chartered Accountant designation in 1995 and Chartered Insolvency and Restructuring Professional designation in 1998.

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

Christopher Reynolds

Mr. Reynolds has 20 years of mineral industry and public accounting experience and is currently the Vice President Finance and Chief Financial Officer of Norsemont Mining Inc., a TSX listed corporation. Until 200, he served as Senior Vice President, CFO and Secretary of SouthernEra Diamonds Inc. He has held various finance and accounting positions at Southern Platinum Corp., TVX Gold Inc., Inmet Mining Corporation and PricewaterhouseCoopers. He also served as a director of Arizona Star Resource Corp. Mr. Reynolds became a Certified General Accountant in 1994 and received a B.A. (Economics) from McGill University in 1987.

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

Shawn Kennedy

Mr. Kennedy incorporated X-Cal in 1981 as a private company under the name of X-Calibre Resources. In 1985 the company was listed on the Toronto Stock Exchange and the name changed to X-Cal. Mr. Kennedy has served as President and director of X-Cal since incorporation. His first prospector's license was issued in British Columbia in 1974.

Charles William Reed

Mr. Reed previously served as our Vice President and as a director since 2005. Mr. Reed has significant mining experience in Mexico, as he was formerly Chief Geologist in Mexico for Minera Hecla S. A. de C. V. (“Hecla”), a subsidiary of Hecla Mining (NYSE:HL) from 1998 to 2004, and Regional Geologist, Mexico and Central America for Echo Bay Exploration from 1993 to 1998. While at Hecla, Mr. Reed supervised detailed exploration at the Noche Buena project, Sonora, and the San Sebastian silver and gold mine, Durango. He also discovered and drilled the Don Sergio vein that was later put into production. Mr. Reed received his Bachelor of Science Degree, Mineralogy, from the University of Utah in 1969 and is a Registered Professional Geologist in the State of Utah. He also completed an Intensive Spanish Program at Institute De Lengua Espanola, San Jose, Costa Rica in 1969.

Committees of the Board

The Board has established an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. A minimum of three Board members serve on each committee.  All of our Committees meet throughout the year.

Our Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, consists of Christopher Reynolds, Robert Dinning and John Carden. Mr. Reynolds serves as chairman of the Audit Committee. The Board has determined that Mr. Dinning is independent and is an “audit committee financial expert” within the meaning of applicable SEC regulations. Dr. Carden and Christopher Reynolds are an independent directors. The Audit Committee meets quarterly to review the Company’s financial statements in connection with the filings of its quarterly and annual report.

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

Our Nominating/Corporate Governance Committee consists of Michel Yvan Stinglhamber, Rudi Fronk and Eliseo Gonzalez-Urien. Each member of our Nominating Committee is an independent director.  Mr. Fronk serves as the chairman of the Nominating Committee. The Nominating/Corporate Governance Committee’s responsibilities are to (i) identify individuals qualified to become Board members; (ii) select, or recommend to the Board, director nominees for each election of directors, (iii) develop and recommend to the Board criteria for selecting qualified director candidates, and (iv) consider committee member qualifications, appointment and removal; and (v) review corporate governance policies and procedures.

During the year the Company established a Corporate Governance Committee comprising all the independent members of the Board of Directors.  The Corporate Governance Committee has not yet met and will do so only if matters arise that require consideration.

During our last fiscal year our Board met a total of 13 times, our Audit Committee met 3 times, our Nominating Committee met 1time and our Compensation Committee met 1 time. All of our directors attended at least 75% of our Board meetings.

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

Compensation of Directors

Starting in the first quarter of 2010, each member received a cash compensation of $6,000 for their services as directors or members of committees of our Board. Additionally, there was an additional $10,000 granted to the Chair of the Board of Directors for the year and an additional $5,000 granted to the Chair of the Audit Committee for the year. Directors are also reimbursed for their reasonable expenses incurred in attending Board or committee meetings. As more fully set forth under Item 11. “Executive Compensation,” our directors have been issued shares of our common stock in consideration for their service on the Board and for their serving on various committees of the Board.

Terms of Office

Our directors are appointed for one-year terms to hold office or until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our directors were approved by our stockholders at the Company’s annual meeting held December 17, 2009. The Board appointed Mr. Kennedy as a director in August 2010.  Our officers are appointed by our Board and hold office until removed by our Board.

Family Relationships

There are no family relationships among our directors and/or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the fiscal year ended June 30, 2010, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Shareholders, or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation of Officers and Directors” and “Board of Directors and Compensation of Directors”.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Shareholders or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report under the caption “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Shareholders or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report under the caption “Certain Relationships and Related Transactions, and Director Independence”.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed for professional services rendered was $65,000 and   $55,000  for the audit of our annual financial statements for the fiscal years ended June 30, 2010 and 2009 respectively, for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended June 30, 2010 and 2009 respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fee.” There were no such fees billed for the fiscal years ended June 30, 2010 and 2009.

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended June 30, 2010 and 2009.

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

The Audit Committee discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Audit Committee reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2010 with management, the entire Board and with the independent auditors. Management has the responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the entire Board approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended June 30, 2010, for filing with the SEC.

Pre-Approval Policies and Procedures

In accordance with the Audit Committee Charter, all audit (including audit-related) and non-audit services performed by Meyers Norris Penny LLP, as described above, were pre-approved by the Audit Committee, which concluded that the provision of such services by our independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee Charter authorizes the Audit Committee to appoint a subcommittee of one or more members of the Audit Committee and/or to pre-approve non-audit services by establishing detailed pre-approval policies as to the particular service, provided that the Audit Committee is informed of each service pre-approved (no less frequently than at each meeting of the Audit Committee) and that no pre-approval shall be delegated to Paramount’s management except as permitted by applicable law and regulation. In considering whether to pre-approve any non-audit services, the Audit Committee (or its delegees) considers whether the provision of such services is compatible with maintaining the independence of our independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.           The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 AND 2009

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2010 AND 2009 AND CUMULATIVE LOSSES SINCE INCEPTION MARCH 29, 2005 TO JUNE 30, 2010.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2010 AND JUNE 30, 2009 AND CUMULATIVE SINCE INCEPTION TO JUNE 30, 2009

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED JUNE 30, 2010

NOTES TO FINANCIAL STATEMENTS

b.           INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Binding Letter Agreement, dated July 20, 2009, between the Company and Klondex Mines Ltd., incorporated by reference to Exhibit 2.1 to Form 8-K filed July 22, 2009

3.1	Certificate of Incorporation, effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10-SB filed November 2, 2005

3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8-K filed August 28, 2007

3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8-K filed February 26, 2009

3.3	Restated Bylaws, effective April 18, 2005

4.1	Registration Rights Agreement, dated March 30, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2007

4.2	Form of Investor Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2007

4.3	Form of Broker Warrant, incorporated by reference to Exhibit 10.4 to Form 8-K filed April 6, 2007

4.4	Warrant Certificate, dated March 20, 2009, issued by the Company to Dahlman Rose & Company LLC, incorporated by reference to Exhibit 4.1 to Form 8-K/A filed April 21, 2009

10.1	Option Agreement on San Miguel properties, dated December 19, 2005, incorporated by reference to Exhibit 10.11 to our Amendment to Form 10-SB filed February 9, 2006

10.2	Agency Agreement with Blackmont Capital, Inc., et al., dated March 30, 2007, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2007

10.3	Agreement of Purchase and Sale between the Company and Tara Gold Resources, dated August 22, 2008, incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2008

10.4	Forebearance Agreement between the Company and Mexoro Minerals Ltd., dated March 17, 2009, incorporated by reference to Exhibit 10.5 to Form 8-K on March 23, 2009

10.5	Letter Agreement for Purchase and Sale of Magnetic Resources Ltd., dated February 12, 2009, incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 23, 2009

10.6	Letter Agreement for Assignment of Option Agreement between the Company and Garibaldi Resources Corp., dated February 2, 2009, incorporated by reference to Exhibit 10.7 to Form 8-K on March 23, 2009

10.7*	2006/07 Stock Incentive and Compensation Plan, incorporated by reference to Exhibit 10.1 to Form S-8 filed November 8, 2006

10.8*	2007/08 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit A to our proxy statement filed June 29, 2007

10.9*	2008/09 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit B to our proxy statement filed January 8, 2009

10.10	Financial Advisory Services Agreement, effective March 1, 2009, by and between the Company and Dahlman Rose & Company LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2009

10.11	Form of Klondex Support Agreement, incorporated by reference to Schedule “A” to Exhibit 2.1 to Form 8-K filed July 22, 2009

10.12	Form of Paramount Support Agreement, incorporated by reference to Schedule “B” to Exhibit 2.1 to Form 8-K filed July 22, 2009

10.13	Support Agreement between the Company and FCMI Financial Corporation, dated August 5, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2009

10.14	Support Agreement between the Company and Garibaldi Resources Corp., dated August 5, 2009, incorporated by reference to Exhibit 10.2 to Form 8-K filed August 6, 2009

10.15	Arrangement Agreement between the Company and X-Cal Resources Ltd. dated June 22, 2010 and incorporated by reference to Exhibit 2.1 to Form 8-k filed June 25, 2010

23	Consent of Meyers Norris Penny LLP (filed herewith)

24	Power of attorney (see signature page)

31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
———————
*           Denotes management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

Date: September 27, 2010	By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
President and Chief Executive Officer (principal executive officer)

Date: September 27, 2010	By:	/s/ CARLO BUFFONE
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

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	President and Chief Executive Officer/Director	September 27, 2010
Christopher Crupi

/s/ CARLO BUFFONE	Chief Financial Officer	September 27, 2010
Carlo Buffone

/s/ JOHN CARDEN	Director	September 27, 2010
John Carden

/s/ RUDI P. FRONK	Director	September 27, 2010
Rudi P. Fronk

/s/ ELISEO GONZALEZ-URIEN	Director	September 27, 2010
Eliseo Gonzalez-Urien

/s/ MICHEL YVAN STINGLHAMBER	Director	September 27, 2010
Michel Yvan Stinglhamber

/s/ ROBERT DINNING	Director	September 27, 2010
Robert Dinning

/s/Christopher Reynolds	Director	September 27, 2010
Christopher Reynolds

/s/Shawn Kennedy	Director	September 27, 2010
Shawn Kennedy

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Index to Consolidated Financial Statements

(Audited)

Year ended June 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold and Silver Corp. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheets of Paramount Gold and Silver Corp. (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2010 and from the date of inception (March 29, 2005) through June 30, 2010. We also have audited the Company's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2010 and from the date of inception (March 29, 2005) through June 30, 2010 in conformity with generally accepted accounting principles in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

MEYERS NORRIS PENNY LLP

Vancouver, BC
September 13, 2010

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets (Audited)
As at June 30, 2010 and June 30, 2009
(Expressed in United States dollars, unless otherwise stated)

	As at June 30, 2010 (Audited)	As at June 30, 2009 (Audited)
Assets

Current Assets

Cash and cash equivalents	$21,380,505	$7,040,999
Amounts receivable	1,511,619	221,267
Notes receivable	-	91,365
Equity conversion right (Note 13)	516,545	-
Loan advance (Note 9 and 16)	243,495	-
Prepaid and deposits	45,368	82,583
Term deposit	-	1,063,772
	23,697,532	8,499,986
Long Term Assets

Mineral properties (Note 7)	22,111,203	18,436,951
Fixed assets (Note 8)	519,446	520,858
	22,630,649	18,957,809

	$46,328,181	$27,457,795

Liabilities and Shareholder’s Equity

Liabilities

Current Liabilities

Accounts payable	$430,323	$383,445
Warrant Liability (Note 2)	5,979,767	-
	6,410,090	383,445

Shareholder’s Equity

Capital stock (Note 5)	110,069	83,018
Additional paid in capital	90,613,573	52,506,278
Contributed surplus	10,825,222	17,969,510
Deficit accumulated during the exploration stage	(61,187,098)	(43,197,264)
Cumulative translation adjustment	(443,675)	(287,192)
	39,918,091	27,074,350

	$46,328,181	$27,457,795
Commitments and Contingencies (Note 13) Restatement (Note 15) Subsequent Events (Note 16)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Audited)
For the Year Ended June 30, 2010 and June 30, 2009
(Expressed in United States dollars, unless otherwise stated)

	Year Ended June 30, 2010	Year Ended June 30, 2009	Cumulative Since Inception March 29, 2005 to June 30, 2010
Revenue

Interest Income	$35,853	$249,082	$1,017,962

Expenses:
Incorporation Costs	—	—	1,773
Exploration	6,043,791	2,372,621	23,797,264
Professional Fees	931,404	1,244,792	6,225,054
Directors Compensation	141,224	—	141,224
Travel & Lodging	192,642	228,920	1,049,248
Corporate Communications	332,139	803,186	3,117,098
Consulting Fees	418,437	1,561,084	13,804,820
Office & Administration	429,149	960,700	2,355,833
Interest & Service Charges	57,644	18,987	96,842
Loss on disposal of Fixed Assets	—	44,669	44,669
Insurance	47,804	76,705	275,872
Depreciation	66,367	99,010	296,279
Miscellaneous	18,124	91,592	203,097
Financing & Listing Fees	—	(12,005)	(22,024)
Acquisition Expenses	1,242,569	—	1,242,570
Income and other taxes	51,732	—	51,732
Write Down of Mineral Property	275,000	—	1,746,049
Total Expense	10,248,026	7,490,261	54,427,400

Net Loss before other item	10,212,173	7,241,179	53,409,438

Other item
Change in fair value of Equity Conversion Right	821,155	—	821,155
Change in fair value of warrant liability	(5,681,370)	—	6,956,505
Net Loss	$5,351,958	$7,241,179	$61,187,098

Other comprehensive loss
Foreign Currency Translation Adjustment	156,483	267,215	443,675
Total Comprehensive Loss for the Period	$5,508,441	$7,508,394	$61,630,773

Loss per Common share Basic	$0.06	$0.12
Diluted	$0.06	$0.11

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	98,617,938	62,941,467
Diluted	98,617,938	65,433,659

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows (Audited)
For the Year Ended June 30, 2010 and June 30, 2009
(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009	Cumulative since Inception to June 30, 2010
Operating Activities:
Net Loss	$(5,351,958)	$(7,241,179)		$(61,187,098)
Adjustment for:
Amortization	66,367	99,010		296,279
Loss on disposal of assets	—	44,669		44,669
Stock based compensation	309,840	1,733,052		16,457,524
Accrued interest	—	(58,875)		(58,875)
Write-down Mineral Properties	275,000	—		1,746,049
Change in fair value of equity conversion right	821,155	—		821,155
Change in fair value of warrant liability	(5,681,370)	—		6,956,505
(Increase) Decrease in accounts receivable	(1,290,352)	1,163,225		(1,511,619)
(Increase) Decrease in prepaid expenses	37,215	296,765		(45,368)
Increase (Decrease) in accounts payable	46,878	(1,331,175)		430,324

Cash used in Operating Activities	(10,767,225)	(5,294,508)		(36,050,455)

Investing Activities:
Purchase of GIC receivable	1,063,772	—		58,875
Note receivable issued (repaid)	(152,130)	800,000		(222,130)
Purchase of equity conversion right	(1,337,700)	—		(1,337,700)
Purchase of Mineral Properties	(3,574,252)	(469,754)		(6,918,809)
Purchase of Equipment	(64,955)	(340,000)		(890,873)

Cash used in Investing Activities	(4,065,265)	(9,754)		(9,310,637)

Financing Activities:
Demand notes payable issued	—	—		105,580
Issuance of capital stock	29,328,480	9,399,256		67,124,640

Cash from Financing Activities:	29,328,480	9,399,256		67,230,220

Effect of exchange rate changes on cash	(156,484)	(253,843)		(488,623)

Increase (Decrease) in Cash	14,339,506	3,841,151		21,380,505
Cash, beginning	7,040,999	3,199,848		—

Cash, ending	$21,380,505	$7,040,999		$21,380,505

Supplemental Cash Flow Disclosure:
Interest Received	$35,853	—	$
Cash	2,723,992	180,225
Short term investments	18,656,513	6,887,139

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statement of Stockholders’ Equity (Audited)
For the Period Ended June 30, 2010 and June 30, 2009
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Deficit	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at September 30, 2005	11,267,726	$11,268	$1,755	$(1,773)	$—	$—	$11,250

Forward split	45,267,726	45,267	(45,267)	—	—	—	—
Returned to treasury	(61,660,000)	(61,660)	61,660				—
Capital issued for financing	48,289,835	48,291	20,320,683	—	—	—	20,368,974
Capital issued for services	4,157,500	4,157	9,477,295	—	—	—	9,481,452
Capital issued for mineral properties	1,178,519	1,179	2,682,617	—	—	—	2,683,796
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Fair Value of warrants	—	—	—	—	8,460,682		8,460,682
Stock based compensation	—	—	—	—	5,080,263	—	5,080,263
Foreign currency translation	—	—	—	—	—	(19,977)	(19,977)
Net Income (loss)	—	—	—	(35,954,312)	—	—	(35,954,312)
Balance at June 30, 2008	48,540,997	48,541	32,604,284	(35,956,085)	13,540,945	(19,977)	10,217,708

Capital issued for financing	16,707,791	16,707	5,828,684	—	—	—	5,845,391
Capital issued for services	1,184,804	1,185	683,437	—	—	—	684,622
Capital issued from stock options exercised	384,627	385	249,623	—	(237,008)	—	13,000
Capital issued for mineral properties	16,200,000	16,200	13,140,250	—	—	—	13,156,450
Fair Value of warrants	—	—	—	—	3,612,864	—	3,612,864
Stock based compensation	—	—	—	—	1,052,709	—	1,052,709
Foreign currency translation	—	—	—	—	—	(267,215)	(267,215)
Net Income (loss)	—	—	—	(7,241,179)	—	—	(7,241,179)
Balance at June 30, 2009	83,018,219	$83,018	$52,506,278	$(43,197,264)	$17,969,510	$(287,192)	$27,074,350

Capital issued for financing	18,400,000	18,400	21,371,043	—	—	—	21,389,443
Capital issued from stock options and warrants exercised	8,351,36060	8,351	12,830,936	—	(4,900,251)		7,939,036
Capital issued for mineral properties	300,000	300	374,700	—	—	—	375,000
Fair Value of warrants	—	—	—	—
Stock based compensation	—	—	—	—	309,840	—	309,840
Transition Adjustment (Note 2)	—	—	3,530,616	(12,637,875)	(2,553,878)	—	(11,661,137)
Foreign currency translation	—	—	—	—	—	(156,483)	(156,483)
Net Income (loss)	—	—	—	(5,351,958)	—	—	(5,351,908)
Balance at June 30, 2010	110,069,579	110,069	90,613,573	(61,187,098)	10,825,222	(443,675)	39,918,081

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

1.   Organization and Business Activity:

Paramount Gold and Silver Corp. (‘the Company’), incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold, silver and precious metal properties. The Company’s wholly owned subsidiaries include Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, Minera Gama SA de CV and Compania Minera Paramount SAC.   The Company is an exploration stage company in the process of exploring its mineral properties, and has not yet determined whether these properties contain reserves that are economically recoverable.

2.   Principal Accounting Policies:

Basis of Presentation

The consolidated financial statements are prepared by management in accordance with U.S generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash and cash equivalents.

Fair Value Measurements

The Company has adopted FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  The company applies fair value accounting for all financial assets and liabilities and non – financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value.  The Company has not elected the fair value option for any eligible financial instruments.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

2.   Principal Accounting Policies (Continued):

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

Stock Based Compensation

The Company has adopted the provisions of FASB ASC 718, “Stock Compensation” (“ASC 718”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

Comprehensive Income

FASB ASC 220“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of June 30, 2010 and June 30 2009, the Company’s only component of comprehensive income is foreign currency translation adjustments.

Long Term Assets

Mineral Properties

Mineral property acquisition costs are capitalized when incurred and will be amortized using the units –of – production method over the estimated life of the probable reserve following the commencement of production.  If a mineral property is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment.

Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral properties.

Exploration Costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred.  When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

2.   Principal Accounting Policies (Continued):

Fixed Assets

Equipment is recorded at cost less accumulated depreciation.  All equipment is amortized over its estimated useful life at the following annual rates, with half the rate being applied in the period of acquisition:

Computer equipment	30% declining balance
Equipment	20% declining balance
Furniture and fixtures	20% declining balance
Exploration equipment	20% declining balance

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB ASC 740 as of its inception. Pursuant to FASB ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future periods; and accordingly is offset by a valuation allowance. FIN No.48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken into in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in our Consolidated Statements of Operations. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

Foreign Currency Translation

The parent company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with FASB ASC 830 “Foreign Currency Translation” (“ASC 830”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Mexican pesos and Canadian Dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currencies of the Company’s wholly-owned subsidiaries are the U.S. Dollar and the Canadian Dollar.  The financial statements of the subsidiaries are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in the statement of operations.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

2.   Principal Accounting Policies (Continued):

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

The Company computes net income (loss) per share in accordance with FASB ASC 260, “Earnings per Share”. FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The basic and diluted EPS has been retroactively restated to take into effect the 2 for 1 stock split that occurred on July 11, 2005.

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
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

2.   Principal Accounting Policies (Continued):

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

ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in ASC 820.  ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed, based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed, based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

2.   Principal Accounting Policies (Continued):

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2010								June 30, 2009
Assets	Total		Level 1		Level 2		Level 3		Total
	$		$		$		$		$
Cash equivalents		21,380,505		21,380,505		-		-	7,040,999
Accounts receivable		1,511,619		1,511,619		-		-	221,267
Notes receivable		-		-		-		-	91,365
Loan Advance		243,495		243,295		-		-	-
GIC		-		-		-		-	1,063,772
Equity Conversion Right		516,545		516,545		-		-	-
Warrant liability		5,979,767						5,979,767	-

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

The Equity Conversion Right is accounted for as an asset and is classified within Level 1 because the underlying security has a published and observable market.  The Company uses the published closing stock price of the underlying security at the end of the financial reporting period to determine the fair value of the asset.  The change in fair value is recorded in the statement of operations as a loss (gain).

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

June 30, 2010
Risk free interest rate	0.61%
Expected life of warrants and options	1-2 years
Expected stock price volatility	85%
Expected dividend yield	0%

The changes in fair value of the warrants during the year ended June 30, 2010 were as follows:

Balance at July 1, 2009	16,250,740
Issuance of warrants and options	-
Change in fair value recorded in earnings	(5,681,370)
Transferred to equity upon exercise	(4,589,603)
Balance at June 30, 2010	5,979,767

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

2.   Principal Accounting Policies (Continued):

Accounting Standards Adopted

(i)       Derivatives

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

Effective July 1, 2009, we adopted the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can  be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815.  Warrants and options issued in prior periods with exercise prices denominated in Canadian dollars are no longer considered indexed to our stock, as their exercise price is not in the Company’s functional currency of the US dollar, and therefore no longer qualify for the scope exception and must be accounted for as a derivative.  These warrants and options are reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method.  Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.”  On July 1, 2010, we recorded a cumulative effect adjustment based on the grant date fair value of warrants issued during the year ended June 30, 2009 that were outstanding at July 1, 2009 and the change in fair value of the warrant liability from the issuance date through to July 1, 2009.

We have elected to record the change in fair value of the warrant liability as a component of other income and expense on the statement of operations as we believe the amounts recorded relate to financing activities and not as a result of our operations.

We recorded the following cumulative effect of change in accounting principal pursuant to its adoption of the amendment as of July 1, 2009:

	Contributed surplus	Warrant liability	Accumulated deficit
Grant date fair value of previously issued warrants outstanding as of July 1, 2009	3,612,865	(3,612,865)	—
Change in fair value of previously issued warrants outstanding as of July 1, 2009	—	(12,637,875)	12,637,875
Cumulative effect of change in accounting principal	3,612,865	(16,250,740)	12,637,875

In addition, we have recorded a gain related to the change in fair value of the warrant liability of $5,681,370 on the Consolidated Statements of Operations for the year ended June 30, 2010.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

2.   Principal Accounting Policies (Continued):

(ii)     Business Combinations

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

(iii)    Accounting Standards Codification

In July 2009, the FASB issued ASC 105-20-05, "FASB Accounting Standards Codification" ("ASC 105-10-05"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105- 10-05. All other accounting literature not included in the Codification is non-authoritative.  Management is currently evaluating the impact of the adoption of ASC 105-10-05 but does not expect the adoption of ASC 105-10-05 to impact the Company's results of operations, financial position, or cash flows.

(iv)     Financial Guarantee Insurance Contracts

In May 2008, the FASB issued ASC 460, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60."  ASC 460 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  ASC 460 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  Adoption of this standard did not have an impact on the Company’s results of operations, financial position, or cash flows.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

2.   Principal Accounting Policies (Continued):

(v)       Subsequent Events

In May 2009, the FASB issued ASC 855, "Subsequent Events," which establishes general standards for accounting for, and disclosures of, events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective with interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855 on July 1, 2009. Adoption of this standard did not have an impact on the Company's results of operations, financial position, or cash flows.

(vi)     Convertible Debt Instruments

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
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

2.   Principal Accounting Policies (Continued):

(vii)    ASC 820-10-65

During the second quarter of 2009, the FASB issued FASB ASC 820-10-65, (Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). FASB ASC 820-10-65:

● Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.
● Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.
● Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. FASB ASC 820-10-65 instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.
● Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.
● Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of FASB ASC 820-10-65 and to quantify its effects, if practicable.
● Applies to all fair value measurements when appropriate.

FASB ASC 820-10-65 must be applied prospectively and retrospective application is not permitted. FASB ASC 820-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FASB ASC 820-10-65 must also early adopt FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of FASB ASC 820-10-65 had no impact on the company‘s consolidated operating results, financial position, or cash flows.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

3.   Recent Accounting Pronouncements:

ASC 860

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“ASC 860”).  ASC 860 is intended to establish standards of financial reporting for the transfer of assets to improve the relevance, representational faithfulness, and comparability. ASC 860 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt ASC 860 on July 1, 2010. The Company has determined that the adoption of ASC 860 will have no impact on its consolidated financial statements.

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

4.   Non-Cash Transactions:

During the years ended June 30, 2010 and 2009, the Company entered into certain non-cash activities as follows:

	2010	2009
Operating and Financing Activities
From issuance of shares for consulting and geological services	$-	$684,617
From issuance of shares for cashless exercise of options	$1,596,896	$237,008
From issuance of shares for mineral property	$375,000	$13,228,450

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

5.   Capital Stock:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.

During year ended June 30, 2010, the Company issued a total of 27,051,360 common shares which are summarized as follows:

	Common Shares
	2010	2009
Financing	18,400,000	16,707,791
Acquisition of mineral properties	300,000	16,200,000
For exercise of warrants and options	8,351,360	-
For services	-	1,184,804
	27,051,360	34,092,595

During the three month period ended June 30, 2010, the company issued 3,000,000 shares for the exercise of warrants at $1.05 CAD per share and 596,525 shares for the exercise of options at $0.65 for a total of 3,596,525 shares.

During the three month period ended March 31, 2010, the company issued 3,636,362 shares for the exercise of warrants at $1.25 CAD per share and 444,065 shares for the exercise of options at $0.65 for a total of 4,080,427 shares and 487,161 shares for the exercise of options at $0.65.

The Company completed a financing during the quarter ending December 31, 2009 and issued 18,400,000 common shares at $1.25 per share.  The Company also issued 300,000 shares at $1.25 per shares for the acquisition of a mineral property and 181,818 shares for the exercise of warrants at $0.95 per share.

During the three month period ended September 30, 2009, 5,429 shares were issued as a result of the exercise of options at $0.65.

The following share purchase warrants and agent compensation warrants were outstanding at June 30, 2010:

	Exercise price in CAD	Exercise price in USD at June 30, 2010	Number of warrants	Remaining contractual life (years)
Warrants *	$1.05	$0.99	9,000,000	2.66
Agent compensation warrants *	$1.05	$0.99	840,000	2.66
Warrants*	$2.50	$2.36	35,715	0.10
Outstanding and exercisable at June 30, 2010			9,875,715
  * Strike price of warrant contract in Canadian dollars.  At June 30, 2010 $1.00 USD = $1.0606 CAD.

	June 30, 2010	June 30, 2009
Risk free interest rate	0.61%	0.40% - 1.78%
Expected life of warrants	1-2 years	1-2 years
Expected stock price volatility	85%	58% - 110%
Expected dividend yield	0%	0%

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

6.   Related Party Transactions:

During the year ended June 30, 2010, directors received payments in the amount of $484,758 (2009: $478,939).

During the year ended June 30, 2010 the Company made payments of $91,469 pursuant to a premises lease agreement to a corporation with a shareholder in common with the Company.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

7.   Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	2010	2009
Vidette Lake – Canada	$-	$275,000
Temoris	4,074,754	4,074,754
Iris Royalty	50,000	50,000
Morelos	100,000	100,000
San Miguel Project	17,855,824	13,906,572
Andrea	20,625	20,625
Peru	10,000	10,000
	$22,111,203	$18,436,951

a.
San Miguel Project

During the year ended June 30, 2010, the Company acquired the legal and beneficial interest to 12 mining concessions in the Guazaparez municipality in the state Chihuahua, Mexico for a cash consideration of $3,700,000 and issued 300,000 shares of its common stock at $1.25 per share for a consideration of $375,000 for a total consideration of $4,075,000.

b.
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

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

8.   Fixed Assets:

		Accumulated	Net Book Value
	Cost	Amortization	2010	2009
Property and Equipment	$766,341	$246,895	$519,446	$520,858

During the year ended June 30, 2010, total additions to property, plant and equipment were $64,956 (2009- $340,962). During the year ended June 30, 2010 the Company recorded depreciation of $66,368.

9.   Loan Advance:

During the year ended June 30, 2010, the Company advanced X-Cal Resources Ltd. pursuant to a Loan Agreement (Note 16) entered into between the two parties, for the amount of $243,495.

10.   Investments:

The Company holds 250,000 shares of common stock of Mexoro Minerals Ltd.  It has not recorded these shares in its financial statements because the shares as of the date of this report were restricted from sale and the Company cannot determine if there is any net realizable value until the shares have been liquidated.

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
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

11.   Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the year ended June 30, 2010:

	United States/Canada	Mexico / Latin America	Total
Interest income	$35,779	$74	$35,853

Expenses:
Exploration	640,045	5,403,746	6,043,791
Professional fees	930,926	478	931,404
Directors compensation	141,224	-	141,224
Travel and lodging	192,642	-	192,642
Corporate communications	332,139	-	332,139
Consulting fees	418,437	-	418,437
Office and administration	310,371	118,778	429,149
Interest and service charges	53,818	3,826	57,644
Loss on Disposal of Assets	-	-	-
Insurance	47,804	-	47,804
Amortization	18,661	47,706	66,367
Acquisition Expenses	1,242,569	-	1,242,569
Miscellaneous	18,124	-	18,124
Write off of mineral property	275,000	-	275,000
Income and other taxes	51,732	-	51,732
Total Expenses	4,673,492	5,574,534	10,248,026
Net loss	$4,637,713	$5,574,460	$10,212,173

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

11.   Segmented Information (Continued):

Loss for the period by geographical segment for the year ended June 30, 2009:

	United States	Mexico / Latin America	Total
Interest income	$194,636	$54,446	$249,082

Expenses:
Exploration	960,547	1,412,074	2,372,621
Professional fees	1,217,815	26,977	1,244,792
Travel and lodging	228,920	-	228,920
Corporate communications	803,186	-	803,186
Consulting fees	1,561,084	-	1,561,084
Office and administration	303,941	656,759	960,700
Interest and service charges	17,540	1,447	18,987
Loss on Disposal of Assets	—	44,669	44,669
Insurance	54,493	22,212	76,705
Depreciation	45,501	53,509	99,010
Miscellaneous	91,592	-	91,592
Financing & Listing Fees	(12,005)	-	(12,005)
Total Expenses	5,272,614	2,217,647	7,490,261
Net loss	$5,077,978	$2,163,201	$7,241,179

Assets by geographical segment:

	United States/Canada	Mexico / Latin America	Total
June 30, 2010
Mineral properties	$-	$22,111,203	$22,111,203
Equipment	125,825	393,621	519,446

June 30, 2009
Mineral properties	-	18,436,951	18,436,951
Equipment	$125,908	$394,950	$520,858

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
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

	June 30, 2010	June 30, 2009
Risk free interest rate	.046% - 1.64%	0.50% - 0.91%
Expected dividend yield	0%	0%
Expected stock price volatility	87% - 120%	121% - 123%
Expected life of options	3 years	1 to 2 years

Changes in the Company’s stock options for the year ended June 30, 2010 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, beginning of period	4,532,000	$0.78

Issued	300,000	1.60
Cancelled / Expired	185,000	1.46
Exercised	1,862,000	0.65

Outstanding at June 30, 2010	2,785,000	$0.91	2.4	$1,261,750
Exercisable at June 30, 2010	1,952,748	$0.66	2.1	$1,257,750

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

12.   Employee Stock Option Plan (Continued):

At June 30, 2010, there were 2,785,000 options outstanding. Options outstanding above that have not been vested at year end is 831,252 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.

For the year ended June 30, 2010 the Company recognized stock based compensation expense in the amount of $309,840 (2009 - $1,733,052).

13.   Commitments and Contingencies

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

On June 22, 2010, the Company released Klondex Mines Ltd. from all claims, including those pertaining to the litigation filed in the British Columbia Supreme Court.

SNS Silver Corp.

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

At December 31, 2009, the company recorded the Equity Conversion Right as an asset in the amount of $1,337,700 ($1,400,000 CAD).

At June 30, 2010, the fair value of the Equity Conversion Right was $516,545.  As a result, the Company recorded a loss related to the change in fair value of the Equity Conversion Right of $821,155 on the Consolidated Statements of Operations for the year ended June 30, 2010.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

13.   Commitments and Contingencies (Continued):

X-Cal Resources Ltd.

On June 22, 2010, the Company entered into an arrangement agreement (the “Arrangement”) with X-Cal Resources Ltd. (“X-Cal”) to acquire all the common shares of X-Cal in exchange for shares of common stock of the Company.

Pursuant to the definitive agreement, eight (8) X-Cal shares will be exchanged for one (1) Company share (the “Exchange Ratio”).

All purchase stock warrants of X-Cal at the time of the transaction will be exchanged for 0.125 purchase stock warrants of the Company (“Paramount Replacement Warrants”).  Each Paramount Replacement Warrant (i) having an exercise price equal to the quotient of (A) the exercise price per X-Cal Share subject to such X-Cal Warrant divided by (B) the Exchange Ratio; (ii) the Exchange Ratio; (ii) expiring at the end of the term of the relevant X-Cal Warrant; and (iii) otherwise having the same terms and conditions as such X-Cal Warrant.

Each issued and outstanding X-Cal incentive stock option will be terminated and substituted with 0.125 stock options of Paramount option plan (“Paramount Replacement Options”) will be issued under the Paramount stock option plan to the person who held such X-Cal option prior to the effective date of the Arrangement. Each Paramount Replacement Option issued will have (i) having an exercise price equal to the quotient of (A) the exercise price per X-Cal Share subject to such X-Cal Options divided by (B) the Exchange Ratio; and (ii) expiring at the end of the term of the relevant X-Cal Option.

As of June 22, 2010, the following X-Cal securities were outstanding:

i.	167, 548,439 X-Cal Shares
ii.	X-Cal Options to acquire and aggregate of 10,215, 000 X-Cal shares; and
iii.	X-Cal Warrants to acquire an aggregate of 8,461,539 X-Cal Shares.

X-Cal is seeking shareholder approval of the Arrangement at the X-Cal shareholder meeting to be held on or about August 19, 2010.  Upon completion of the Arrangement X-Cal will become a wholly-owned subsidiary of the Company.

In connection to the Arrangement, the Company and X-Cal have entered into an agreement (the “Loan Agreement”) dated June 22, 2010 where Paramount has agreed to provide a loan facility in the amount of $1.100,000 (the “Loan”) to X-Cal.  The Loan is unsecured, is to be made in a series of advances and bears no interest except in the following circumstances:

a)	in the event the Arrangement Agreement is terminated:

i.
because X-Cal accepts and enters into an agreement in respect of a superior proposal, the Loan, together with all accrued and unpaid interest calculated from the date of the advance at an effective rate of 8% per annum, shall be repayable within 10 business days following the date the Arrangement Agreement is terminated;

ii.
as a result of X-Cal shareholders failing to approve the special resolution to adopt the Arrangement, the Loan, together with all accrued and unpaid interest calculated from the date of advance at an effective rate of 8% per annum, shall be repayable within 45 days of the date of the X-Cal shareholder meeting to be held to, among other things , approve the Arrangement or

iii.
for any reason other than as set out in (a)(i) or (ii) above, the Loan, together with all accrued and unpaid interest calculated from the date of advance at an effective rate of 8% per annum, shall be repayable on or before December 31, 2010; and

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

13.   Commitments and Contingencies (Continued):

b)	in the event that the loan is not repaid when due, the interest rate in default shall thereafter increase to an effective rate of 24% per annum.

Litigation

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

14.   Income taxes:

At June 30, 2010, the Company has unused tax loss carry forwards in the United States of $17,769,298 (2009 - $12,361,729) expiring between the years 2026 and 2030 which are available to reduce taxable income. As at June 30, 2010 the Company as unused tax loss carry forwards in Mexico and Peru of $24,633,228 (2009 - $18,106,804) which are available to reduce taxable income. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2010 are as follows:

	2010	2009
United States
Loss carry forwards	5330,789	3,719,009
Other	(154,964)	-
Property, plant and equipment	27	30,986
Mexico
Loss carry forwards	5,774,259	4,226,860
Property, plant and equipment	56,134	21,627
Peru
Loss carry forwards	1,203,263	1,203,263
Property, plant and equipment		---

Valuation allowance	(12,209,509)	(9,201,745)

Net deferred tax asset	—	—

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

14.   Income taxes (Continued):

The income tax expense differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2010	2009
Loss before income taxes	(5,351,958)	(7,242,179)
Statutory tax rate	30%	30%
Effective tax rate		—
Expected recovery at statutory tax rate	(1,605,587)	(2,172,354)
Adjustments to benefits resulting from:

Impact of lower tax rate in subsidiaries	106,980	24,568
Permanent differences	(1,509,157)	624,269
Terminal loss on disposal of asset	--	(28,100)
Valuation allowance	3,007,764	1,551,618

Provision for income taxes	—	—

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

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

15.   Restatement:

As a result of reclassifications of certain expense categories for the year ended June 30, 2010, we have restated the Statement of Operations for the year ended June 30, 2009 for comparative purposes.

	For the Year Ended
	As Previously Reported	As Restated
	June 30, 2009	June 30, 2009
Revenue
Interest Income	$249,082	$249,082

Expenses:

Incorporation Costs	-	-
Exploration	1,548,330	2,372,621
Professional Fees	1,244,792	1,244,792
Directors Compensation	-	-
Travel & Lodging	228,920	228,920
Geologist Fees and Expenses	824,291	-
Corporate Communications	260,907	803,186
Consulting Fees	1,561,084	1,561,084
Marketing	542,279	-
Office & Administration	881,726	960,700
Interest & Service Charges	18,987	18,987
Loss on disposal of Fixed Assets	44,669	44,669
Insurance	76,705	76,705
Depreciation	99,010	99,010
Rent	78,974	-
Miscellaneous	91,592	91,592
Financing & Listing Fees	(12,005)	(12,005)
Acquisition Expenses	-	-
Income and Other Taxes	-	-
Write Down of Mineral Property	-	-
Total Expense	7,490,261	7,490,261
Net Loss	7,241,179	7,241,179
Other comprehensive loss
Foreign Currency Translation Adjustment	267,215	267,215
Total Comprehensive Loss for the Period	$7,508,394	$7,508,394
Basic Income(Loss) per Common Share	0.12	0.12
Diluted Income (Loss) per Common Share	0.11	0.11
Weighted Average Number of Common Shares Used in Per Share Calculations
- Basic	62,941,467	62,941,467
- Diluted	65,423,659	65,423,659

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

16.   Subsequent Events:

Subsequent events have identified as of September 22, 2010.

On August 23, 2010, the Company acquired all the issued and outstanding shares of common stock of X-Cal Resources Ltd.  X-Cal Resources Ltd. is an exploration stage mining company with advanced projects in the state of Nevada.  The transaction was structured as a statutory Plan of Arrangement under the Business Corporations Act of British Columbia, Canada.  Under the terms of the Plan of Arrangement, X-Cal shareholders will receive one (1) share of Paramount common stock for every eight (8) common shares of X-Cal.

At the Closing Date, X-Cal Resources Ltd. had 176,009,978 issued and outstanding shares of common stock.  Holders of these shares will receive a total of 22 001,247 shares of Paramount common stock.  All options to purchase common shares of X-Cal were terminated prior to the Closing Date, and 1,264,375 options to purchase shares of Paramount common stock were granted to those persons under Paramount’s existing stock option plans.

The revenue and net loss of the combined entity had the acquisition date been June 30, 2009 are as follows:

	Revenue	Net Loss
Supplemental pro forma from 07/01/2008 to 06/30/2009	$327,363	$8,558,664

We could not provide the revenue and net loss amounts as if the acquisition date had been June 30, 2010 due to the insufficient time to convert X-Cal Resources Ltd financial statements to US GAAP without great effort or expense.

The following represents the preliminary allocation of cost of acquistion:

Shares eliglible for conversion	176,009,978
Common stock exchange ratio per share	0.125
Equivalent new shares issued (par value $0.01)	22,001,247
Paramount common stock price on August 20, 2010	$1.31
Total preliminary purchase price (common stock)	28,821,634
Estimated fair value of options issued	197,323
Total preliminary purchase price	$29,018,957

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

16.  Subsequent Events (Continued):

The following represents the allocation of the total purchase price based on management’s preliminary valuation:

Total preliminary purchase consideration	$29,018,957
Less historical X-Cal net assets acquired:
Cash and equivalents	176,672
Prepaid insurance	1,179,596
Reclamation bond	2,872,443
Fixed assets	34,722
Mineral property interests	25,921,944
Other assets	69,217
Accounts payable	(150,208)
Reclamation and enviromental obligations	(1,085,429)

X-Cal net assets acquired	$29,018,957

The accompanying notes are an integral part of the consolidated financial statements