Form 10-Q/A
period 2009-09-30
PARAMOUNT GOLD & SILVER CORP.
filed 2010-11-05
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A-1
———————

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

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
665 Anderson Street, Winnemucca, Nevada 89445
(Address of Principal Executive Office) (Zip Code)

(775)625-3600
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

Large accelerated filer	☐	Accelerated filer	o
Non-accelerated filer	☐	Smaller reporting company	☑
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
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 132,077,034  shares of Common Stock, $.001 par value as of October 31, 2010.

Explanatory Note

Paramount Gold and Silver Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on November 16, 2009 (the “Original Filing”).  The Company is filing this amendment to its Original Filing to reflect the following changes:

1.	Consolidated Statement of Operations: Allocated stock based compensation to type of expense incurred

2.	Consolidated Statement of Operations: Recomputed Basic and Diluted Loss per Share to reflect shares issued that are held in escrow

3.
Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of of Stockholder’s Equity:  Adopted amended provisions of ASC 815.  Warrants and Options issued with exercise prices denominated in Canadian dollars are now recorded as liabilities whereas they were previously recorded as equity.

4.	Corresponding Management Discussion and Analysis has been amended to reflect the changes to the Company’s Financial Statements that have been amended by this Form 10-Q/A

These restatements are further described in our Notes to the Consolidated Financial Statements (Note 15).
Except as indicated above, no other information included in the Original Filing is amended by this Form 10-Q/A Amendment No. 1.

PARAMOUNT GOLD AND SILVER CORP.

INDEX

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

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended September 30, 2009 and 2008

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets (Unaudited)
As at September 30, 2009 and June 30, 2009
(Expressed in United States dollars, unless otherwise stated)

	As at September 30, 2009 (Unaudited) (Restated)	As at June 30, 2009 (Audited)
Assets

Current Assets

Cash and cash equivalents	$1,851,389	$7,040,999
Amounts receivable	368,611	221,267
Notes Receivable (Note 9)	91,365	91,365
Prepaid and Deposits	169,925	82,583
Term deposit	1,045,615	1,063,772
	3,526,905	8,499,986

Long Term Assets

Mineral properties (Note 7)	22,138,703	18,436,951
Fixed assets (Note 8)	509,274	520,858
	22,647,977	18,957,809

	$26,174,882	$27,457,795

Liabilities and Stockholders’ Equity

Liabilities

Current Liabilities

Accounts payable	$973,386	$383,445
Warrant Liability (Note 2)	13,162,453	−
	14,135,839	383,445

Stockholders’ Equity

Capital stock (Note 5)	83,023	83,018
Additional paid in capital	52,509,802	52,506,278
Contributed surplus	14,515,091	17,969,510
Deficit accumulated during the exploration stage	(54,792,344)	(43,197,264)
Cumulative translation adjustment	(276,529)	(287,192)
	12,039,043	27,074,350

	$26,174,882	$27,457,795

Commitments (Note 13) Subsequent Events (Note 14)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Unaudited)
 (Expressed in United States dollars, unless otherwise stated)

	Period Ended September 30, 2009 (Restated)	Period Ended September 30, 2008	Cumulative Since Inception March 29, 2005 to September 30, 2009 (Restated)
Revenue
Interest Income	$54,514	$97,277	$1,036,623

Expenses:

Incorporation Costs	-	-	1,773
Exploration	859,211	1,449,884	14,875,619
Professional Fees	239,932	234,976	5,533,581
Travel & Lodging	22,124	72,953	878,730
Geologist Fees & Expenses	219,288	399,995	3,956,353
Corporate Communications	39,626	255,286	2,824,584
Consulting Fees	234,182	328,171	13,620,565
Office & Administration	60,181	293,474	1,721,419
Interest & Service Charges	6,438	2,539	45,636
Loss on disposal of Fixed Assets	-	44,669	44,669
Insurance	14,144	28,193	242,212
Depreciation	14,651	27,348	244,563
Office	20,757	22,915	286,201
Miscellaneous	5,014	(1,748)	189,991
Financing	-	-	(22,024)
Acquisition expenses	364,458	-	364,458
Write Down of Mineral Property	-	-	1,471,049
Total Expense	2,100,006	3,158,655	46,279,379
Net Loss before other item	2,045,492	3,061,378	45,242,756
Other item
Change in fair value of warrant liability	(3,088,287)	-	9,549,588
Net Loss (Gain)	(1,042,795)	3,061,378	54,792,344
Other comprehensive loss
Foreign Currency Translation Adjustment	(10,663)	32,294	276,529
Total Comprehensive Loss for the Period	$(1,053,458)	$3,093,672	$55,068,873
Loss (Gain) per Common Share	$(0.01)	$0.06
Basic
Diluted	$(0.01)	$0.06
Weighted Average Number of Common Shares Used in Per Share Calculations
Basic	78,023,648	52,627,417
Diluted	83,023,648	52,627,417

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2009 (Restated)	For the Period Period Ended September 30, 2008	Cumulative Since Inception to September 30, 2009 (Restated)
Operating Activities:
Net Gain (Loss)	$1,042,795	$(3,061,378)	$(54,792,344)
Adjustment for:
Depreciation	14,651	27,348	244,563
Allowance for doubtful accounts	-	-	172,170
Loss on disposal of assets	-	44,669	44,669
Stock based compensation	161,975	346,566	16,309,659
Accrued interest	-	(32,982)	(58,875)
Change in fair value of warrant liability	(3,088,287)		9,549,588
(Increase) Decrease in accounts receivable	(147,344)	4,170	(515,953)
(Increase) Decrease in prepaid expenses	(87,342)	114,338	11,497
Increase (Decrease) in accounts payable	589,941	108,664	741,365
Write-down of mineral property	-	-	1,471,049

Cash used in Operating Activities	(1,513,611)	(2,665,933)	(26,822,613)

Investing Activities:

Purchase of GIC receivable	-	36,778	(1,004,897)
Note receivable	-	(500,000)	(3,344,557)
Purchase of Mineral Properties	(3,701,751)	(12,000)	(4,527,668)
Purchase of Equipment	(3,067)	(340,173)	(73,067)

Cash used in Investing Activities	(3,704,818)	(815,395)	(8,950,189)

Financing Activities:
Increase (decrease) in demand notes payable	-	-	105,580
Issuance of capital stock	-	1,486,950	37,796,160

Cash from Financing Activities:	-	1,486,950	37,901,740

Effect of exchange rate changes on cash	28,819	6,027	(277,549)

Increase (Decrease) in Cash	(5,189,610)	(1,988,351)	1,851,389
Cash, beginning	7,040,999	3,199,848	-

Cash, ending	$1,851,389	$1,211,497	$1,851,389

Supplemental Cash Flow Disclosure:
Interest Received	$-	$-	7,642
Taxes Paid	-	-	-
Cash	-	-	1,859,339

The accompanying notes are an integral part of the consolidated financial statements.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statement of Stockholders’ Equity
For the Period Ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at Inception	-	$-	$-	$-	$-	$-	$-
Balance September 30, 2005	11,267,726	11,268	1,755	(1,773)	-		11,250

Capital issued for financing	34,000,000	34,000	-	-	-	-	34,000
Forward split	45,267,726	45,267	(45,267)	-	-	-	-
Returned to treasury	(61,660,000)	(61,660)	61,600	-	-	-	-
Capital issued for financing	1,301,159	1,301	3,316,886		-	-	3,318,187
Capital issued for services	280,000	280	452,370	-	-	-	452,650
Capital issued for mineral properties	510,000	510	1,033,286	-	-	-	1,033,796
Fair value of warrants	-	-	-	-	444,002	-	444,002
Net Income (loss)	-	-	-	(1,874,462)	-	-	(1,874,462)
Balance June 30, 2006	30,966,611	30,966	4,820,690	(1,876,235)	444,002	-	3,419,423

Capital issued for financing	11,988,676	11,990	15,225,207	-	-	-	15,237,197
Capital issued for services	3,107,500	3,107	7,431,343	-	-	-	7,434,450
Capital issued for mineral properties	400,000	400	1,159,600	-	-	-	1,160,000
Capital issued on settlement of notes payable	39,691	39	105,541	-	-	-	105,580
Fair value of warrants	-	-	-	-	7,546,270	-	7,546,270
Stock based compensation	-	-	-	-	2,169,050	-	2,169,050
Foreign currency translation adjustment	-	-	-	-	-	8,412	8,412
Net Income (loss)	-	-	-	(15,669,889)	-	-	(15,669,889)
Balance at June 30, 2007	46,502,478	46,502	28,742,381	(17,546,124)	10,159,322	8,412	21,410,493

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statement of Stockholders’ Equity
For the Period Ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency) (Restated)	Contributed Surplus (Restated)	Cumulative Translation Adjustment	Total Stockholders’ Equity (Restated)
Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

Capital issued from stock options exercised	5,429	5	3,524	-	(3,529)	-	-
Stock based compensation	-	-	-	-	161,975	-	161,975
Transition Adjustment (Note 2)	-	-	-	(12,637,875)	(3,612,865)		(16,250,740)
Foreign currency translation	-	-	-	-	-	10,663	10,663
Net Income (loss)	-	-	-	1,042,795	-	-	1,042,795
Balance at September 30, 2009	83,023,648	83,023	52,509,802	(54,792,344)	14,515,091	(276,529)	12,039,043

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

Accounting Standards Adopted

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

Effective July 1, 2009, we adopted the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can  be considered indexed to its own stock for the  purpose of evaluating the first criteria of the scope exception in ASC 815.  Warrants and options issued in prior periods with exercise prices denominated in Canadian dollars are no longer considered indexed to our stock, as their exercise price is not in the Company’s functional currency of the US dollar, and therefore no longer qualify for the scope exception and must be accounted for as a derivative.  These warrants and options are reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method.  Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.”  On July 1, 2009, we recorded a cumulative effect adjustment based on the grant date fair value of warrants issued during the year ended June 30, 2009 that were outstanding at July 1, 2009 and the change in fair value of the warrant liability from the issuance date through to July 1, 2009.

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

In addition, we have recorded a gain related to the change in fair value of the warrant liability of $3,088,287 on the Consolidated Statements of Operations for the period ended September 30, 2009.

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

	Fair Value at September 30, 2009				June 30, 2009
	Total	Level 1	Level 2	Level 3	Total
Assets	$	$	$	$	$
Cash equivalents	1,851,389	1,851,389	−	−	7,040,999
Accounts receivable	368,611	368,611	−	−	221,267
Notes receivable	91,365		91,265		91,365
GIC	1,045,615	1,045,775	−	−	1,063,772
Liabilities
Warrant liability	13,162,453	−	−	13,162,453	−

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

Fair Value Measurements (continued)

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants and options is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

September 30, 2009
Risk free interest rate	0.80%
Expected life of warrants and options	1-2 years
Expected stock price volatility	78% to 107%
Expected dividend yield	0%

The changes in fair value of the warrants during the period ended September 30, 2009 were as follows:

Balance at July 1, 2009	16,250,740
Issuance of warrants and options	-
Change in fair value recorded in earnings	(3,088,287)
Transferred to equity upon exercise	-
Balance at September 30, 2009	13,162,453

3.	Recent Accounting Pronouncements:

(i)	Business Combinations

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

(vi)	SFAS166

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Unaudited)
For the Period Ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)

4.	Non-Cash Transactions:

During the three month period ended September 30, 2009 and 2008, the Company entered into certain non-cash activities as follows:

	2009	2008
Operating and Financing Activities
From issuance of shares for consulting and geological services	$-	$210,988
From issuance of shares for mineral property	$-	$8,828,450

5.	Capital Stock:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.  During the three month period ending September 30, 2009, the Company issued a total of 5,429 common shares which are summarized as follows:

	2009	2008
	Common Shares
Financing	-	1,071,429
Acquisition of mineral properties	-	7,350,000
For services	5,429	551,206
	5,429	8,972,635

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Unaudited)
For the Period Ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)

5.	Capital Stock (continued):

	September 30, 2009	September 30, 2008
Risk free interest rate	N/A	0.98-1.78%
Expected life of warrants	N/A	0.5 - 1 years
Expected stock price volatility	N/A	58%
Expected dividend yield	N/A	0%

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

All transactions with related parties are made in the normal course of operations measured at exchange value.

7.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2009	June 30, 2009
Vidette Lake – Canada	$275,000	$275,000
Temoris	4,074,754	4,074,754
Iris Royalty	50,000	50,000
Morelos	100,000	100,000
San Miguel Project	17,608,324	13,906,572
Andrea	20,625	20,625
Peru	10,000	10,000
	$22,138,703	$18,436,951

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

8.	Fixed Assets:

			Net Book Value
	Cost	Accumulated Amortization	September 30, 2009	June 30, 2009
Property and Equipment	$704,453	$195,179	$509,274	$520,858

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

	Maturity Date	Interest Rate	September 30, 2009	June 30, 2009
Note Receivable – Mexoro Minerals	September 18, 2009	8% per annum	$70,000	$70,000
Note Receivable – Mexoro Minerals	May 7, 2009	8% per annum	-	-
	July 10, 2009	8% per annum	-	-
Accrued Interest	-	-	21,365	21,365
			$91,365	$91,365

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

Loss for the period by geographical segment for the period ended September 30, 2009:
	United States	Peru	Mexico	Total
Interest income	$54,449	$-	$65	$54,514

Expenses:
Exploration	(316,571)	(8,037)	1,183,819	859,211
Professional fees	239,932	-	-	239,932
Travel and lodging	22,124	-	-	22,124
Geologist fees and expenses	190,171	-	29,117	219,288
Corporate communications	39,626	-	-	39,626
Consulting fees	234,182	-	-	234,182
Office and administration	38,221	-	21,960	60,181
Interest and service charges	5,163	-	1,275	6,438
Loss on Disposal of Assets	-	-	-	-
Insurance	14,144	-	-	14,144-
Amortization	5,664	-	8,987	14,651
Office	20,757	-	-	20,757
Acquisition Expenses	364,458	-	-	365,458
Miscellaneous	5,013	-	1	5,014
Total Expenses	862,884	(8,037)	1,245,159	2,100,006
Change in fair value of warrant liability	(3,088,287)	-	-	(3,088,287)
Net income	$2,279,851	$8,037	$(1,245,094)	$(1,042,795)

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Unaudited)
For the Period Ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the period ended September 30, 2008:

	United States	Peru	Mexico	Total
Interest income	$62,969	$25,785	$8,523	$97,277

Expenses:
Exploration (note 15)	562,568	49,269	838,047	1,449,884
Professional fees	234,976	-	-	234,976
Travel and lodging	72,953	-	-	72,953
Geologist fees and expenses	194,719	-	205,276	399,995
Corporate communications	68,230	-	-	68,230
Consulting fees	328,171	-	-	328,171
Marketing	187,056	-	-	187,056
Office and administration	70,692	61,949	160,833	293,474
Interest and service charges	1,726	65	748	2,539
Loss on Disposal of Assets	-	44,669	-	44,669
Insurance	19,040	-	9,152	28,193
Amortization	14,082	5,258	8,009	27,348
Rent	22,915	-	-	22,915
Financing	-	-	-	-
Miscellaneous	(1,748)	-	-	(1,748)
Total Expenses	1,775,380	161,210	1,222,065	3,158,655
Net loss	$1,712,411	$135,425	$1,213,542	$3,061,378

Assets by geographical segment:

	United States	Peru	Mexico	Total

September 30, 2009
Mineral properties	$-	$10,000	$22,128,703	$22,138,703
Equipment	120,246	-	389,028	509,274

June 30, 2009
Mineral properties	-	10,000	18,426,951	18,426,951
Equipment	$125,908	$-	$394,950	$$520,858

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

Changes in the Company’s stock options for the period ending September 30, 2009 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of period	4,487,000	$0.97

Issued	125,000	1.29
Cancelled	-	-
Exercised	-	-
Granted	-	-

Balance, end of period	4,612,000	$0.98

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

	September 30, 2009	September 30, 2008
Risk free interest rate	.040% - .47%	0.50% - .91%
Expected dividend yield	0%	0%
Expected stock price volatility	114% - 116%	121% - 123%
Expected life of options	1 year	1 to 2 years

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

Statement of Loss	Period ended September 30, 2009	Period ended September 30, 2008

Net gain (loss) based on US GAAP	$1,042,795	$(3,267,693)
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	(859,211)	1,722,371
Net gain (loss) for the period based on Canadian GAAP	1,902,006	(1,545,322)

Stockholders’ Equity	September 30, 2009	June 30, 2009

Stockholders’ Equity based on US GAAP	$12,039,043	$27,074,350
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	14,875,619	14,016,407
Stockholders’ Equity based on Canadian GAAP	26,914,662	41,090,757

 The following sets out the material balance sheet differences between Canadian and U.S. GAAP:

Mineral Properties	September 30, 2009	June 30, 2009

US GAAP	$22,138,703	$18,436,951
Deferred exploration costs prior to the establishment of proven and probable reserves (Note 14a)	14,875,619	14,016,407
Canadian GAAP	37,014,322	32,453,358

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

(b)  Statement of Cash Flows

As a result of the treatment of mining interests under item (a) above, cash expended for the exploration costs would have been classified as investing rather than operating, resulting in the following totals under Canadian GAAP:

	September 30, 2009		September 30, 2008

Cash used in operating activities	$	(654,400)	$	(943,562)
Cash used in investing activities		(4,564,029)		(2,537,766)

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Unaudited)
For the Period Ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)

13.	Klondex Mines Ld. (continued):

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Unaudited)
For the Period Ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)

15.	Restatement

We determined that certain warrants issued by the Company in connection with 2008 and 2009 securities offering (“Warrants”) contain exercise prices which are denominated in a currency other than our functional currency of the U.S. Dollar, which should have been accounted for in the accordance with the amended provisions of ASC 815 effective July 1, 2009.  ASC 815-40-15 concerns the determination of what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purposes of evaluating the scope exception in ASC 815.  Since certain outstanding Warrants are exercisable in Canadian dollars, they are not considered indexed to the Company’s own stock and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as a derivative liability.   Accordingly, beginning July 1, 2009 we should have reclassified the Warrants as liabilities under the caption  “Warrant liability” and recorded them at estimated fair value at each reporting date, computed using the Black-Scholes valuation method.  Thereafter, changes in the warrant liability from period to period should have been recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.”  Effective July 1, 2009, we should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding Warrants and the change in fair value of the warrant liability from the issuance date through July1, 2009.

The impact of the restatement on the quarter ended September 30, 2009 contained in this Form 10-Q/A is to record a warrant liability of $13,162,453, a reduction of contributed surplus of $3,612,865 and increase of accumulated deficit of $9,549,588 on the consolidated balance sheet.  In addition, a further adjustment to record a gain related to the change in fair value of the warrant liability of $3,088,287 on the Consolidated Statements of Operations for the three months ended September 30, 2009.

Additionally, we determined that Stock Based Compensation expenses should be allocated to the type of expense incurred. We have also determined that the shares we issued to Garibaldi Resources Corp, held in escrow should be excluded from the basic loss per share computation.   The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustments.

The adjustment to net loss for the three months ended September 30, 2009 is summarized below:

Period Ended September 30, 2009 $
Net loss, as previously reported	2,045,492
Adjustment for change in fair value of warrant liability (pre-tax)	3,088,287
Tax effect of restatement adjustment	-
Net loss (gain), as restated	(1,042,795)
Basic net income per share, as restated	(0.01)
Diluted net income per share, as restated	(0.01)

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Unaudited)
For the Period Ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)

15.	Restatement (Continued):

The Consolidated Balance Sheets for the Period Ended September 30, 2009, included in Form 10-Q/A have been restated to include the effects of the adjustment as follows:

	As at September 30, 2009 (Unaudited) (As previously reported)	As at September 30, 2009 (Unaudited) (Restated)
Assets

Current Assets

Cash and cash equivalents	$1,851,389	$1,851,389
Amounts receivable	368,611	368,611
Notes Receivable (Note 9)	91,365	91,365
Prepaid and Deposits	169,925	169,925
Term deposit	1,045,615	1,045,615
	3,526,905	3,526,905

Long Term Assets

Mineral properties (Note 7)	22,138,703	22,138,703
Fixed assets (Note 8)	509,274	509,274
	22,647,977	22,647,977

	$26,174,882	$26,174,882

Liabilities and Stockholders’ Equity

Liabilities

Current Liabilities

Accounts payable	$973,386	$973,386
Warrant Liability (Note 2)		13,162,453
	973,386	14,135,839

Stockholders’ Equity

Capital stock (Note 5)	83,023	83,023
Additional paid in capital	52,509,802	52,509,802
Contributed surplus	18,127,956	14,515,091
Deficit accumulated during the exploration stage	(45,242,756)	(54,792,344)
Cumulative translation adjustment	(276,529)	(276,529)
	25,201,496	12,039,043

	$26,174,882	$26,174,882

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Unaudited)
For the Period Ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)

15.	Restatement (Continued)

The Consolidated Statements of Operations for the Period Ended September 30, 2009, included in Form 10-Q/A have been restated to include the effects of the adjustment as follows:

	For the Period Ended
	As Previously Reported September 30, 2009	As Restated September 30, 2009	As Previously Reported September 30, 2008	As Restated September 30, 2008	As Previously Reported Cumulative Since Inception	As Restated Cumulative Since Inception
Revenue
Interest Income	$54,514	$54,514	$97,277	$97,277	$1,036,623	$1,036,623

Expenses:
Incorporation Costs		-	-	-	1,773	1,773
Exploration	859,211	859,211	1,449,884	1,449,884	14,875,619	14,875,619
Professional Fees	239,932	239,932	234,976	234,976	3,497,498	5,533,581
Travel & Lodging	22,124	22,124	72,953	72,953	878,730	878,730
Geologist Fees and Expenses	219,288	219,288	339,595	399,995	2,804,497	3,956,353
Corporate Communications	39,626	39,626	255,286	255,286	2,824,584	2,824,584
Consulting Fees	72,207	234,182	42,005	328,171	715,582	13,620,565
Office & Administration	60,181	60,181	293,474	293,474	1,721,419	1,721,419
Interest & Service Charges	6,438	6,438	2,539	2,539	45,636	45,636
Loss on disposal of Fixed Assets	-	-	44,669	44,669	44,669	44,669
Insurance	14,144	14,144	28,193	28,193	242,212	242,212
Amortization	14,651	14,651	27,348	27,348	244,563	244,563
Rent	20,757	20,757	22,915	22,915	286,201	286,201
Miscellaneous	5,014	5,014	(1,748)	(1,748)	189,991	189,991
Financing	-	-	-	-	(22,024)	(22,024)
Stock Based Compensation	364,458	364,458	-	-	364,458	364,458
Write Down of Mineral Property	161,975		346,566		16,092,922
		-	-	-	1,471,049	1,471,049
Total Expense	2,100,006	2,100,006	3,158,655	3,158,655	46,279,379	46,279,379
Net Loss before other item	2,045,492	2,045,492	3,061,378	3,061,378	45,242,756	45,242,756
Other item
Change in fair value of warrant liability	0	(3,088,287)	0	0	0	9,549,588
Net Loss (Gain)	2,045,492	(1,042,795)	3,061,378	3,061,378	45,242,756	54,792,344
Other comprehensive loss
Foreign Currency Translation Adjustment	(10,663)	(10,663)	32,294	32,294	276,529	276,529
Total Comprehensive Loss for the Period	$2,034,829	$(1,053,458)	$3,093,672	$3,093,672	$45,519,285	$55,068,873
Basic Income Loss (Gain) per Common Share	0.02	(0.01)	0.06	0.06
Diluted Income Loss (Gain) per Common Share	0.02	(0.01)	0.06	0.06
Weighted Average Number of Common Shares Used in Per Share Calculations
- Basic	83,023,648	78,023,648	52,627,417	52,627,417
- Diluted	83,023,648	83,023,648	52,627,417	52,627,417

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Unaudited)
For the Period Ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)

15.	Restatement (Continued)

The Consolidated Statements of Cash Flows for the Period Ended September 30, 2009, included in Form 10-Q/A have been restated to include the effects of the adjustment as follows:

	For the Period Ended September 30, 2009 (As previously reported)	For the Period Ended September 30, 2009 (Restated)	Cumulative Since Inception to September 30, 2009 (As previously reported)	Cumulative Since Inception to September 30, 2009 (Restated)
Operating Activities:
Net Gain (Loss)	$(2,045,492)	$1,042,795	$(45,242,756)	$(54,792,344)
Adjustment for:
Depreciation	14,651	14,651	244,563	244,563
Allowance for doubtful accounts	-	-	-	172,170
Loss on disposal of assets	-	-	44,669	44,669
Stock based compensation	161,975	161,975	16,309,659	17,780,707
Accrued interest	-	-	(58,875)	(58,875)
Change in fair value of warrant liability	-	(3,088,287)	-	9,549,588
(Increase) Decrease in accounts receivable	(147,344)	(147,344)	(343,782)	(515,953)
(Increase) Decrease in prepaid expenses	(87,342)	(87,342)	11,497	11,497
Increase (Decrease) in accounts payable	589,941	589,941	741,365	741,365

Cash used in Operating Activities	(1,513,611)	(1,513,611)	(26,822,611)	(26,822,613)

Investing Activities:

Purchase of GIC receivable	-	-	(1,004,897)	(1,004,897)
Note receivable	-	-	(3,344,557)	(3,344,557)
Purchase of Mineral Properties	(3,701,751)	(3,701,751)	(4,527,668)	(4,527,668)
Purchase of Equipment	(3,067)	(3,067)	(73,067)	(73,067)

Cash used in Investing Activities	(3,704,818)	(3,704,818)	(8,950,189)	(8,950,189)

Financing Activities:
Increase (decrease) in demand notes payable	-	-	105,580	105,580
Issuance of capital stock	-	-	37,796,160	37,796,160

Cash from Financing Activities:	-	-	37,901,740	37,901,740

Effect of exchange rate changes on cash	28,819	28,819	(227,550)	(277,549)

Increase (Decrease) in Cash	(5,189,610)	(5,189,610)	1,851,389	1,851,389
Cash, beginning	7,040,999	7,040,999	-	-

Cash, ending	$1,851,389	$1,851,389	$1,851,389	$1,851,389

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Unaudited)
For the Period Ended September 30, 2009
(Expressed in United States dollars, unless otherwise stated)

15.	Restatement (Continued)

The Consolidated Statements of Stockholder’s Equity for the Period Ended September 30, 2009, included in Form 10-Q/A have been restated to include the effects of the adjustment as follows:

As previously reported:

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

Capital issued from stock options exercised	5,429	5	3,524	––	(3,529)	––	––
Stock based compensation	––	––	––	––	161,975	––	161,975
Foreign currency translation	––	––	––	––	––	10,663	10,663
Net Income (loss)	––	––	––	(2,045,492)	––	––	(2,045,492
Balance at September 30, 2009	83,023,648	83,023	52,509,802	(45,242,756)	18,127,956	(276,529)	25,201,496

As restated:

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders’ Equity
Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

Capital issued from stock options exercised	5,429	5	3,524	-	(3,529)	-	-
Stock based compensation	-	-	-	-	161,975	-	161,975
Transition Adjustment (Note 2)	-	-	-	(12,637,875)	(3,612,865)		(16,250,740)
Foreign currency translation	-	-	-	-	-	10,663	10,663
Net Income (loss)	-	-	-	1,042,795	-	-	1,042,795
Balance at September 30, 2009	83,023,648	83,023	52,509,802	(54,792,344)	14,515,091	(276,529)	12,039,043

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Deposit Types

At the San Miguel project, mineralization consists of epithermal, low sulfidation, gold/silver vein and breccia deposits which occur in north-northwest trending, steeply dipping structures. This type of mineralization is typical of the Sierra Madre Occidental gold-silver metallogenic province.These are multi-phase deposits which produced several phases of cross-cutting breccias and related hydrothermal alteration. Alteration ranges from peripheral propylitization to argillic alteration to strong to intense silicification, often with adularia development. This mineralization is physically expressed as sheeted quartz veins, silicified hydrothermal breccias, and vuggy, quartz- filled expansion breccias. Amethystine quartz is locally present. The following table outlines our concessions within the San Miguel Project:

San Miguel Project Concession Data

Concession	Owner	Title No.	Date Staked	Hectares
San Miguel Group
SAN MIGUEL	Paramount	166401	4-Jun-80	12.9458
SAN LUIS	Paramount	166422	4-Jun-80	4
EMPALME	Paramount	166423	4-Jun-80	6
SANGRE DE CRISTO	Paramount	166424	4-Jun-80	41
SANTA CLARA	Paramount	166425	4-Jun-80	15
EL CARMEN	Paramount	166426	4-Jun-80	59.0864
LAS TRES B.B.B.	Paramount	166427	4-Jun-80	23.001
SWANWICK	Paramount	166428	4-Jun-80	70.1316
LAS TRES S.S.S.	Paramount	166429	4-Jun-80	19.1908
SAN JUAN	Paramount	166402	4-Jun-80	3
EL ROSARIO	Paramount	166430	4-Jun-80	14
GUADALUPE DE LOS REYES	Paramount	172225	4-Jun-80	8
CONSTITUYENTES 1917	Paramount*	199402	19-Apr-94	66.2403
MONTECRISTO	Paramount*	213579	18-May-01	38.056
MONTECRISTO FRACCION	Paramount*	213580	18-May-01	0.2813
MONTECRISTO II	Paramount*	226590	2-Feb-06	27.1426
SANTA CRUZ	Amermin	186960	17-May-90	10
ANDREA	Paramount	231075	16-Jan-08	84112.6183
GISSEL	Paramount	228244	17-Oct-06	880
ISABEL	Paramount	228724	17-Jan-07	348.285
ELYCA	Paramount	179842	17-Dec-86	10.0924
			Total	85768.0715
Temoris Project
Guazapares	Minera Gama	232082	18-May-07	6265.2328
Roble	Minera Gama	232084	18-May-07	797.795
Temoris Centro	Minera Gama	232081	18-May-07	40386.1449
Temoris Fracción 2	Minera Gama	229551	18-May-07	7328.1302
Temoris Fracción 3	Minera Gama	229552	18-May-07	14.0432
Temoris Fracción 4	Minera Gama	229553	18-May-07	18.6567
			Total	100713.042
Guazapares Claims
San Francisco	Paramount*	191486	19-Dec-91	38.1598
Ampliación San Antonio	Paramount*	196127	23-Sep-92	20.9174
San Antonio	Paramount*	204385	13-Feb-97	14.8932
Guazaparez	Paramount	209497	3-Aug-99	30.9111
Guazaparez 3	Paramount	211040	24-Mar-00	250
Guazaparez 1	Paramount	212890	13-Feb-01	451.9655
Guazaparez 5	Paramount	213572	18-May-01	88.8744
Cantilito	Paramount	220788	7-Oct-03	37.035
San Antonio	Paramount	222869	14-Sep-04	105.1116
Guazaparez 4	Paramount	223664	2-Feb-05	63.9713
Guazaparez 2	Paramount	226217	2-Dec-05	404.0016
Vinorama	Paramount	226884	17-Mar-06	474.222
San Antonio	CA T-204385*	181963	17-Mar-88	15
			Total	1980.0629
			Grand Total	188461.176
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

Our exploration and geology costs declined from $1,449,884 and $399,995 for the three months ended September 30, 2008 as compared to $859,211 and $219,288 for the three months ended September 30, 2009.

Total exploration and geology costs since inception were $14,875,619 and $3,956,353 respectively.

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

Net Income (loss)

Our net gain for the three months ended September 30, 2009 was $2,045,492 as compared to a net loss of $3,061,378 in 2008. Due to foreign currency translation adjustments, our total comprehensive gain for the three months ended September 30, 2009 was $1,053,458 as compared to a total comprehensive loss of  $3,093,672. Total comprehensive loss since inception totaled $55,068,873.  Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

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

Our current liabilities as of September 30, 2009 totaled $14,135,839 as compared to $383,445 at June 30, 2009.  The increase in current liabilities is largely attributable to the addition this year of a warrant liability of $13,162,453 due to warrants with exercise prices in Canadian dollars.  We did not record a similar liability last year as we did not adopt the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815 until July 1, 2009, which is the date at which this amendment became effective.  The warrant liability is a non-cash item and only obligates the Company to issue common shares if exercised by the holder of the warrant prior to expiry.

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

PARAMOUNT GOLD AND SILVER CORP.

Date: November 5, 2010	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: November 5, 2010	By:	/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer