Form 10-Q/A
period 2009-12-31
PARAMOUNT GOLD & SILVER CORP.
filed 2010-11-05
CIK 1342854

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

665 Anderson Street, Winnemucca, Nevada, 89445
(Address of Principal Executive Office) (Zip Code)

(775) 625-3600
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

132,247,814 shares of Common Stock, $.001 par value as of October 31, 2010

Explanatory Note

Paramount Gold and Silver Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the period ended December 31, 2009, as filed with the Securities and Exchange Commission on February 12, 2010 (the “Original Filing”).  The Company is filing this amendment to its Original Filing to reflect the following changes:

1.	Consolidated Statement of Operations: Allocated stock based compensation to type of expense incurred

2.	Consolidated Statement of Operations: Recomputed Basic and Diluted Loss per Share to reflect shares issued that are held in escrow

3.	Consolidated Balance Sheets and Consolidated Statement of Operations: Recorded the fair value of an earned option to receive shares in an arms-length company.

4.
Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of of Stockholder’s Equity:  Adopted amended provisions of ASC 815.  Warrants and Options issued with exercise prices denominated in Canadian dollars are now recorded as liabilities whereas they were previously recorded as equity.

5.	Corresponding Management Discussion and Analysis has been amended to reflect the changes to the Company’s Financial Statements that have been amended by this Form 10-Q/A.

These restatements are further described in our Notes to the Consolidated Financial Statements (Note 15).

Except as indicated above, no other information included in the Original Filing is amended by this Form 10-Q/A Amendment No. 1.

Paramount Gold and Silver Corp.

INDEX

	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets at December 31, 2009 (unaudited) and June 30, 2009 (audited)	2

	Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2009 and for the Three and Six Months Ended December 31, 2008 (unaudited) and Cumulative Since Inception, (March 29, 2005 to December 31, 2009)	3

	Consolidated Statements of Cash Flows for the Period Ended December 31, 2009 and December 31, 2008 and Cumulative Since Inception to December 31, 2008 (unaudited)	4

	Consolidated Statement of Stockholders’ Equity for the Period Ended December 31, 2009 (unaudited)	5

	Notes to Interim Financial Statements as of December 31, 2009	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	34

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	42

Item 4.	Controls and Procedures	42

Item 4T.	The information required by Item 4t is contained in Item 4.	42

	PART II. – OTHER INFORMATION	34

Item 1	Legal Proceedings.	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities.	43

Item 3.	Defaults upon senior securities.	43

Item 4.	Submission of matters to a vote of security holders.	43

Item 5.	Other information	43

Item 6.	Exhibits	44

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Financial Statements
(Unaudited)
Period ended December 31, 2009 and 2008

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets (Unaudited)
As at December 31, 2009 and June 30, 2009
(Expressed in United States dollars, unless otherwise stated)

	As at December 31, 2009 (Unaudited) (Restated)	As at June 30, 2009 (Audited)
Assets

Current Assets

Cash and cash equivalents	$19,095,311	$7,040,999
Amounts receivable	473,052	221,267
Notes Receivable (Note 9)	-	91,365
Equity conversion right (Note 13)	1,337,700
Prepaid and Deposits	51,971	82,583
Term deposit	1,053,811	1,063,772
	22,011,845	8,499,986

Long Term Assets

Mineral properties (Note 7)	22,111,203	18,436,951
Fixed assets (Note 8)	517,661	520,858
	22,628,864	18,957,809

	$44,640,709	$27,457,795

Liabilities and Stockholders’ Equity

Liabilities

Current Liabilities

Accounts payable	$287,240	$383,445
Warrant Liability (Note 2)	13,333,127	-
	13,620,367	383,445

Stockholders’ Equity

Capital stock (Note 5)	102,392	83,018
Additional paid in capital	74,596,812	52,506,278
Contributed surplus	14,591,970	17,969,510
Deficit accumulated during the exploration stage	(58,041,906)	(43,197,264)
Cumulative translation adjustment	(228,926)	(287,192)
	31,020,342	27,074,350

	$44,640,709	$27,457,795

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Unaudited)
 (Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended December 31, 2009	Six Month Period Ended December 31, 2009	Three Month Period Ended December 31, 2008	Six Month Period Ended December 31, 2008	Cumulative Since Inception March 29, 2005 to December 31, 2009
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenue
Interest Income	$-	$66,309	$52,930	$150,207	$1,036,623

Expenses:

Incorporation Costs	-	-	-	-	1,773
Exploration	1,538,070	2,616,569	486,295	2,335,334	20,370,042
Professional Fees	167,442	407,374	173,597	408,573	5,701,023
Travel & Lodging	64,986	87,110	41,385	114,338	943,716
Corporate Communications	46,564	86,190	202,839	458,125	2,871,148
Consulting Fees	111,816	345,998	224,708	552,879	13,732,381
Office & Administration	71,827	152,764	266,245	582,634	2,079,447
Interest & Service Charges	32,115	50,347	1,452	3,991	77,751
Loss on disposal of Fixed Assets	-	-	-	44,669	44,669
Insurance	11,367	25,511	20,626	48,819	253,579
Depreciation	16,614	31,265	24,930	52,278	261,177
Miscellaneous	(30,118)	(25,103)	(990)	(2,738)	159,873
Financing & Listing Fees	77,484	77,484	12,525	12,525	55,460
Acquisition Expenses	695,721	1,060,180	-	-	1,060,179
Write Down of Mineral Property	275,000	275,000	-	-	1,746,049
Total Expense	3,078,888	5,190,689	1,453,612	4,611,427	49,358,267
Net Loss before other item	3,078,888	5,124,380	1,400,682	4,461,220	48,321,644
Other item
Change in fair value of warrant liability	170,674	(2,917,613)	-	-	9,720,262
Net Loss	3,249,562	2,206,767	1,400,682	4,461,220	58,041,906

Other comprehensive loss (income)
Foreign Currency Translation Adjustment	(47,603)	(58,266)	192,598	224,892	228,926
Total Comprehensive Loss for the Period	$3,201,959	$2,148,501	$1,593,280	$4,686,112	$58,270,832
Loss per Common Share
Basic	$0.03	$0.02	$0.02	$0.08
Diluted	$0.03	$0.02	$0.02	$0.08
Weighted Average Number of Common Shares Used in Per Share Calculations
Basic	94,264,765	86,394,206	57,674,756	55,148,086
Diluted	98,764,765	90,894,206	57,674,756	55,148,086

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars, unless otherwise stated)

	For the Six Month Period Ended December 31, 2009	For the Six Month Period Ended December 31, 2008	Cumulative Since Inception to December 31, 2009
	(Restated)		(Restated)
Operating Activities:

Net Loss	$(2,206,767)	$(4,462,220)	$(58,041,906)
Adjustment for:
Depreciation	31,265	53,278	261,177
Allowance for doubtful accounts	-	172,170	172,170
Loss on disposal of assets	-	44,669	44,669
Write down on mineral property	275,000	-	275,000
Stock based compensation	209,191	547,153	17,827,923
Accrued interest	-	(21,364)	(58,875)
Change in fair value of warrant liability	(2,917,613)	-	9,720,262
(Increase) Decrease in accounts receivable	(251,785)	946,537	(620,394)
(Increase) Decrease in prepaid expenses	30,612	196,075	129,451
Increase (Decrease) in accounts payable	(96,205)	(391,563)	55,219

Cash used in Operating Activities	(4,926,302)	(2,915,265)	(30,235,304)

Investing Activities:

Purchase of GIC receivable	-	(16,384)	(1,004,897)
Note receivable	91,365	(500,000)	(3,253,192)
Purchase of equity conversion right	(1,337,700)	-	(1,337,700)
Purchase of Mineral Properties	(3,574,251)	(112,000)	(4,400,168)
Purchase of Equipment	(28,068)	(343,443)	(98,068)

Cash used in Investing Activities	(4,848,654)	(971,827)	(10,094,025)

Financing Activities:
Increase (decrease) in demand notes payable	-	-	105,580
Issuance of capital stock	21,761,042	2,859,676	59,557,202

Cash from Financing Activities:	21,761,042	2,859,676	59,662,782

Effect of exchange rate changes on cash	68,226	(88,954)	(238,142)

Increase (Decrease) in Cash	12,054,312	(1,116,370)	19,095,311
Cash, beginning	7,040,999	3,199,848	-

Cash, ending	$19,095,311	$2,083,478	$19,095,311

Supplemental Cash Flow Disclosure:
Interest Received	$7,642	$36,994	7,642
Taxes Paid	-	-	-
Cash	2,066,115	1,687,439	2,066,115
Short term investments	17,021,554	394,883	17,021,554

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statement of Stockholders’ Equity (Unaudited)
For the Six Months Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders’ Equity
				(Restated)	(Restated)		(Restated)
Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

Capital issued from stock options exercised	5,429	5	3,524	-	(3,529)	-	-
Stock based compensation	-	-	-	-	161,975	-	161,975
Transition Adjustment (Note 2)	-	-	-	(12,637,875)	(3,612,865)		(16,250,740)
Foreign currency translation	-	-	-	-	-	10,663	10,663
Net Income (loss)	-	-	-	1,042,795	-	-	1,042,795
Balance at September 30, 2009	83,023,648	83,023	52,509,802	(54,792,344)	14,515,091	(276,529)	12,039,043

Capital issued for financing	18,400,000	18,400	21,371,043	-	-		21,389,443
Capital issued for mineral properties	300,000	300	374,700	-	-		375,000
Capital issued from stock options and warrants exercised	668,979	669	341,267	-	29,663	-	371,599
Stock based compensation	-	-	-	-	47,216	-	47,216
Foreign currency translation	-	-	-	-	-	47,603	47,603
Net Income (loss)	-	-	-	(3,249,562)	-	-	(3,249,563)
Balance at December 31, 2009	102,392,627	102,392	74,596,812	(58,041,906)	14,591,970	(228,926)	31,020,342

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

In addition, we have recorded a gain related to the change in fair value of the warrant liability of $2,917,613 on the Consolidated Statements of Operations for the six month period ended December 31, 2009.

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

	Fair Value at December 31, 2009				June 30, 2009
	Total	Level 1	Level 2	Level 3	Total
Assets	$	$	$	$	$
Cash equivalents	19,095,311	19,095,311			7,040,999
Accounts receivable	473,052	473,052	-		221,267
Notes receivable	-				91,365
GIC	1,053,811	1,053,811			1,063,772
Equity conversion right	1,337,700	1,337,700			−
Liabilities
Warrant liability	13,333,127			13,333,127	−

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

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants and options is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

December 31, 2009
Risk free interest rate	0.93%
Expected life of warrants and options	1-2 years
Expected stock price volatility	60% to 111%
Expected dividend yield	0%

The changes in fair value of the warrants during the period ended December 31, 2009 were as follows:

Balance at September 30, 2009	13,162,453
Issuance of warrants and options	-
Change in fair value recorded in earnings	170,674
Transferred to equity upon exercise	-
Balance at December 31, 2009	13,333,127

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

(ii) (iii)
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

5.  Capital Stock:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.  During the six month period ending December 31, 2009, the Company issued a total of 19,374,408 common shares which are summarized as follows:

	2009	2008
	Common Shares
Financing	18,400,000	1,071,429
Acquisition of mineral properties	300,000	7,350,000
For exercise of warrants and options	674,408	551,206
	19,374,408	8,972,635

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

Loss for the period by geographical segment for the six month period ended December 31, 2009:

	United States	Mexico / Latin America	Total
Interest income	$66,244	$65	$66,309

Expenses:
Exploration	(5,527)	2,160,625	2,155,098
Professional fees	407,374	-	407,374
Travel and lodging	87,110	-	87,110
Geologist fees and expenses	372,725	88,746	461,471
Corporate communications	86,190	-	86,190
Consulting fees	345,998	-	345,998
Office and administration	79,384	30,384	109,768
Interest and service charges	48,416	1,931	50,347
Loss on Disposal of Assets	-	-	-
Insurance	25,511	-	25,511
Amortization	11,421	19,844	31,265
Office	42,996	-	42,996
Acquisition Expenses	1,060,180	-	1,060,180
Miscellaneous	(25,103)	-	(25,103)
Write off of mineral property	275,000	-	275,000
Financing & listing fees	77,484	-	77,484
Total Expenses	2,889,159	2,301,530	5,190,689
Change in fair value of warrant liability	(2,917,613)	-	(2,917,613)
Net loss	$(94,698)	$2,301,465	$2,206,767

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

10.  Segmented Information (Continued):

Loss for the period by geographical segment for the six month period ended December 31, 2008:

	United States	Mexico / Latin America	Total
Interest income	$96,954	$53,253	$150,207

Expenses:
Exploration (note 15)	685,007	1,170,448	1,855,455
Professional fees	381,595	26,978	408,573
Travel and lodging	114,338	-	114,338
Geologist fees and expenses	258,395	221,484	479,879
Corporate communications	138,698	-	138,698
Consulting fees	552,879	-	552,879
Marketing	319,427	-	319,427
Office and administration	136,853	401,895	538,748
Interest and service charges	3,018	973	3,991
Loss on Disposal of Assets	-	44,669	44,669
Insurance	31,010	17,809	48,819
Amortization	27,103	25,175	52,278
Rent	43,886	-	43,886
Financing	12,525	-	12,525
Miscellaneous	(2,738)	-	(2,738)
Total Expenses	2,701,996	1,909,431	4,611,427
Net loss	$2,605,042	$1,856,178	$4,461,220

Assets by geographical segment:

	United States	Mexico / Latin America	Total

December 31, 2009
Mineral properties	$-	$22,111,203	$22,111,203
Equipment	114,489	403,172	517,661

December 31, 2008
Mineral properties	$-	$14,054,197	$14,054,197
Equipment	144,306	423,109	$567,415

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

Statement of Loss	Period ended December 31, 2009	Period ended December 31, 2008

Net loss based on US GAAP	$(2,206,767)	$(4,461,220)
Deferred exploration costs prior to the establishment of proven and probable reserves	3,954,269	2,207,134
Net loss for the period based on Canadian GAAP	1,747,502	(2,750,003)

	December 31, 2009	December 31, 2008
Stockholders’ Equity
Stockholders’ Equity based on US GAAP	$31,020,342	$18,144,913
Deferred exploration costs prior to the establishment of proven and probable reserves	20,555,886	13,131,097
Stockholders’ Equity based on Canadian GAAP	51,576,228	31,276,010

  The following sets out the material balance sheet differences between Canadian and U.S. GAAP:

Mineral Properties	December 31, 2009	December 31, 2008

US GAAP	$22,111,203	$14,054,197
Deferred exploration costs prior to the establishment of proven and probable reserves	20,555,886	13,131,097
Canadian GAAP	42,667,089	27,185,294

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

(b)  Statement of Cash Flows

As a result of the treatment of mining interests under item (a) above, cash expended for the exploration costs would have been classified as investing rather than operating, resulting in the following totals under Canadian GAAP:

	December 31, 2009	December 31, 2008

Cash used in operating activities	$(4,926,302)	$	(708,131)
Cash used in investing activities	(4,848,654)		(3,178,961)

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
Notes to Consolidated financial statements
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

14.  SNS Silver Corp.: (Continued)

Under terms of the Agreement with SNS, the Company has the option to convert the “EquityConversion Right” on any and all sums spent on the Exploration Program into shares of SNS at aprice of  CAD $0.23 per share.

At December 31, 2009, the Company recorded the Equity Conversion Right as an asset in the amount of $1,337,700 ($1,400,000CAD).

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

The impact of the restatement on the quarter ended December 31, 2009 contained in this Form 10-Q/A is to record a warrant liability of $13,333,127, a reduction of contributed surplus of $3,612,865 and increase of accumulated deficit of $9,720,262 on the consolidated balance sheet.  In addition, a further adjustment to record a loss related to the change in fair value of the warrant liability of $170,674 on the Consolidated Statements of Operations for the three months ended December 31, 2009 and a gain related to the change in fair value of the warrant liability of $2,917,613 on the Consolidated Statements of Operations for the six months ended December 31, 2009.

We have also determined that the Company’s option to convert its interest in certain mining claims to shares of a SNS Silver Corp. requires the Company to record the option as an asset.  The impact of this restatement on the quarter ended December 31, 2009 contained in this Form 10-Q/A is to record an asset and a reduction of exploration expenses of $1,337,700.

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

The adjustment to net loss for the three months ended December 31, 2009 is summarized below:

Period Ended December 31, 2009 $
Net loss, as previously reported	4,416,588
Adjustment for change in fair value of warrant liability (pre-tax)	170,674
Adjustment to record equity conversion right	(1,337,700)
Tax effect of restatement adjustment	-
Net loss (gain), as restated	3,249,562
Basic net loss per share, as restated	0.03
Diluted net loss per share, as restated	0.03

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

15.  Restatement (Continued):

The Consolidated Balance Sheets for the Period Ended December 31, 2009, included in Form 10-Q/A have been restated to include the effects of the adjustment as follows:

	As at December 31,2009 (Unaudited) (As previously reported)	As at December 31,2009 (Unaudited) (Restated)
Assets

Current Assets

Cash and cash equivalents	$19,095,311	$19,095,311
Amounts receivable	473,052	473,052
Notes receivable (Note 9)	−	−
Equity conversion right	−	1,337,700
Prepaid and deposits	51,971	51,971
Term deposit	1,053,811	1,053,811
	20,674,145	22,011,845

Long Term Assets

Mineral properties (Note 7)	22,111,203	22,111,203
Fixed assets (Note 8)	517,661	517,661
	22,628,864	22,628,864

	$43,303,009	$44,640,709

Liabilities and Stockholders’ Equity

Liabilities

Current Liabilities

Accounts payable	$287,240	$287,240
Warrant liability (Note 2)		13,333,127
	287,240	13,620,367

Stockholders’ Equity

Capital stock (Note 5)	102,392	102,392
Additional paid in capital	74,596,812	74,596,812
Contributed surplus	18,204,835	14,591,970
Deficit accumulated during the exploration stage	(49,659,344)	(58,041,906)
Cumulative translation adjustment	(228,926)	(228,926)
	43,015,769	31,020,342

	$43,303,009	$44,640,709

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

15.  Restatement (Continued):

The Consolidated Statements of Operations for the Period Ended December 31, 2009, included in Form 10-Q/A have been restated to include the effects of the adjustment as follows:

	For the Period Ended
	As Previously Reported Three Month Period Ended December 31, 2009	As Restated Three Month Period Ended December 31, 2009	As Previously Reported Six Month Period Ended December 31, 2009	As Restated Six Month Period Ended December 31, 2009
Revenue
Interest Income	$-	$-	$66,309	$66,309

Expenses:
Incorporation Costs	-	-	-	-
Exploration	2,875,770	1,538,070	3,954,269	2,616,569
Professional Fees	167,442	167,442	407,374	407,374
Travel & Lodging	64,986	64,986	87,110	87,110
Corporate Communications	46,564	46,564	86,190	86,190
Consulting Fees	64,600	111,816	136,807	345,998
Office & Administration	71,827	71,827	152,764	152,764
Interest & Service Charges	32,115	32,115	50,347	50,347
Loss on disposal of Fixed Assets	-	-	-	-
Insurance	11,367	11,367	25,511	25,511
Amortization	16,614	16,614	31,265	31,265
Miscellaneous	(30,118)	(30,118)	(25,103)	(25,103)
Financing & Listing Fees	77,484	77,484	77,484	77,484
Acquisition Expenses	695,721	695,721	1,060,180	1,060,180
Stock Based Compensation	47,216	-	209,191	-
Write Down of Mineral Property	275,000	275,000	275,000	275,000
Total Expense	4,416,588	3,078,889	6,528,389	5,190,689
Net Loss	4,416,588	3,078,888	6,462,080	5,124,380
Other item
Change in fair value of warrant liability		170,674		(2,917,613)
Net Loss (Gain)		3,249,562		2,206,767
Other comprehensive loss
Foreign Currency Translation Adjustment	(47,663)	(47,663)	(58,266)	(58,266)
Total Comprehensive Loss for the Period	$4,368,985	$3,201,959	$6,403,814	$2,148,501
Basic Income(Loss) per Common Share	(0.04)	(0.03)	(0.07)	(0.03)
Diluted Income (Loss) per Common Share	(0.04)	(0.03)	(0.07)	(0.02)
Weighted Average Number of Common Shares Used in Per Share Calculations
- Basic	98,765,765	94,264,765	90,984,206	86,394,206
- Diluted	98,765,765	98,764,765	90,984,206	90,894,206

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

15.  Restatement (Continued):

	For the Period Ended
	As Previously Reported Three Month Period Ended December 31, 2009	As Restated Three Month Period Ended December 31, 2009	As Previously Reported Six Month Period Ended December 31, 2009	As Restated Six Month Period Ended December 31, 2008	AsPreviously Reported Cumulative Since Inception	As Restated Cumulative Since Inception
Revenue
Interest Income	$52,930	$52,930	$150,207	$150,207	$1,036,623	$1,036,623

Expenses:
Incorporation Costs	-	-	-	-	1,773	1,773
Exploration	481,495	486,295	2,270,134	2,335,334	20,555,886	20,370,042
Professional Fees	173,597	173,597	408,573	408,573	3,664,940	5,701,023
Travel & Lodging	41,385	41,385	114,338	114,338	943,716	943,716
Corporate Communications	202,839	202,839	458,125	458,125	2,871,148	2,871,148
Consulting Fees	28,921	224,708	70,926	552,879	770,683	13,732,381
Office & Administration	266,245	266,245	582,634	582,634	2,079,447	2,079,447
Interest & Service Charges	1,452	1,452	3,991	3,991	77,751	77,751
Loss on disposal of Fixed Assets	-	-	44,669	44,669	44,669	44,669
Insurance	20,626	20,626	48,819	48,819	253,579	253,579
Amortization	24,930	24,930	52,278	52,278	261,177	261,177
Miscellaneous	(990)	(990)	(2,738)	(2,738)	159,873	159,873
Financing & Listing Fees	12,525	12,525	12,525	12,525	90,009	55,460
Acquisition Expenses	-	-	-	-	1,060,180	1,060,180
Stock Based Compensation	200,587	-	547,153	-	16,140,228	0
Write Down of Mineral Property	-	-	-	-	1,746,049	1,746,049
Total Expense	1,453,612	1,453,612	4,611,427	4,611,427	50,721,108	49,358,267
Net Loss	1,400,682	1,400,682	4,461,220	4,461,220	49,684,485	48,321,644
Other item
Change in fair value of warrant liability						9,720,262
Net Loss (gain)						58,041,906
Other comprehensive loss
Foreign Currency Translation Adjustment	192,598	192,598	224,892	224,892	228,926	228,926
Total Comprehensive Loss for the Period	$1,593,280	$1,593,280	$4,686,112	$4,686,112	$49,913,411	$58,270,832
Basic Income(Loss) per Common Share	0.02	0.02	0.08	0.08
Diluted Income (Loss) per Common Share	0.02	0.02	0.08	0.08
Weighted Average Number of Common Shares Used in Per Share Calculations
- Basic	57,674,756	57,674,756	55,148,086	55,148,086
- Diluted	57,674,756	57,674,756	55,148,086	55,148,086

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

15.  Restatement (Continued):

The Consolidated Statements of Cash Flows for the Period Ended December 31, 2009, included in Form 10-Q/A have been restated to include the effects of the adjustment as follows:

	For the Six Month Period Ended December 31, 2009	For the Six Month Period Ended December 31, 2009	Cumulative Since Inception to December 31, 2009	Cumulative Since Inception to December 31, 2009
	(As previously reported)	(Restated)	(As previously reported)	(Restated)

Net Gain (Loss)	$(6,462,080)	$(2,206,767)	$(49,759,003)	$(58,041,906)
Adjustment for:
Depreciation	31,265	31,265	261,177	261,177
Allowance for doubtful accounts	172,170	-	172,170	172,170
Loss on disposal of assets	-	-	44,669	44,669
Write down on mineral property	275,000	275,000	275,000	275,000
Stock based compensation	209,191	209,191	17,827,923	17,827,923
Accrued interest	-	-	(58,875)	(58,875)
Change in fair value of warrant liability	0	(2,917,613)		9,720,262
(Increase) Decrease in accounts receivable	(423,955)	(251,785)	(620,393)	(620,394)
(Increase) Decrease in prepaid expenses	30,612	30,612	129,451	129,451
Increase (Decrease) in accounts payable	(96,205)	(96,205)	55,219	55,219

Cash used in Operating Activities	(6,264,002)	(4,926,302)	(31,672,662)	(30,235,304)

Investing Activities:

Purchase of GIC receivable	-	-	(1,004,897)	(1,004,897)
Note receivable	91,365	91,365	(3,253,192)	(3,253,192)
Purchase of equity conversion right	0	(1,337,700)		(1,337,700)
Purchase of Mineral Properties	(3,574,251)	(3,574,251)	(4,400,168)	(4,400,168)
Purchase of Equipment	(28,068)	(28,068)	(98,068)	(98,068)

Cash used in Investing Activities	(3,510,954)	(4,848,654)	(8,756,325)	(10,094,025)

Financing Activities:
Increase (decrease) in demand notes payable	-	-	105,580	105,580
Issuance of capital stock	21,761,042	21,761,042	59,656,861	59,557,202

Cash from Financing Activities:	21,761,042	21,761,042	59,762,441	59,662,782
				$
Effect of exchange rate changes on cash	68,226	68,226	(238,143)	(238,142)

Increase (Decrease) in Cash	12,054,312	12,054,312	19,095,311	19,095,311
Cash, beginning	7,040,999	7,040,999	0	0

Cash, ending	$19,095,311	19,095,311	$19,095,311	$19,095,311

 PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Six Month Period Ended December 31, 2009
(Expressed in United States dollars, unless otherwise stated)

15.  Restatement (Continued):

The Consolidated Statements of Stockholders’ Equity for the Period Ended December 31, 2009, included in Form 10-Q/A have been restated to include the effects of the adjustment as follows:

As previously reported:

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders’ Equity

Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

Capital issued from stock options exercised	5,429	5	3,524	-	(3,529)	-	-
Stock based compensation	-	-	-	-	161,975	-	161,975
Foreign currency translation	-	-	-	-	-	10,663	10,663
Net Income (loss)	-	-	-	(2,045,492)	-	-	(2,045,492)
Balance at September 30, 2009	83,023,648	83,023	52,509,802	(45,242,756)	18,127,956	(276,529)	25,201,496

Capital issued for financing	18,400,000	18,400	21,371,043	-	-		21,389,443
Capital issued for mineral properties	300,000	300	374,700	-	-		375,000
Capital issued from stock options and warrants exercised	668,979	669	341,267	-	29,663	-	371,599
Stock based compensation	-	-	-	-	47,216	-	47,216
Foreign currency translation	-	-	-	-	-	47,603	47,603
Net Income (loss)	-	-	-	(4,416,588)	-	-	(4,416,588)
Balance at December 31, 2009	102,392,627	102,392	74,596,812	(49,659,344)	18,204,835	(228,926)	43,015,769

As restated:

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders’ Equity
				(Restated)	(Restated)		(Restated)
Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

Capital issued from stock options exercised	5,429	5	3,524	-	(3,529)	-	-
Stock based compensation	-	-	-	-	161,975	-	161,975
Transition Adjustment (Note 2)	-	-	-	(12,637,875)	(3,612,865)		(16,250,740)
Foreign currency translation	-	-	-	-	-	10,663	10,663
Net Income (loss)	-	-	-	1,042,795	-	-	1,042,795
Balance at September 30, 2009	83,023,648	83,023	52,509,802	(54,792,344)	14,515,091	(276,529)	12,039,043

Capital issued for financing	18,400,000	18,400	21,371,043	-	-		21,389,443
Capital issued for mineral properties	300,000	300	374,700	-	-		375,000
Capital issued from stock options and warrants exercised	668,979	669	341,267	-	29,663	-	371,599
Stock based compensation	-	-	-	-	47,216	-	47,216
Foreign currency translation	-	-	-	-	-	47,603	47,603
Net Income (loss)	-	-	-	(3,249,562)	-	-	(3,249,563)
Balance at December 31, 2009	102,392,627	102,392	74,596,812	(58,041,906)	14,591,970	(228,926)	31,020,342

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

Operating Expenses

For the three and six months ended   December 31, 2009 our total operating expenses  were $3,078,888 and $5,190,689  as compared to  $1,453,612 and $4,611,427   for the comparable periods in 2008.  The significant increase in operating expenses is  primarily attributable to a significant increase in our exploration expenses.   We were able to significantly expand our drilling program due in part to the proceeds we received from the sale of our securities.

Exploration costs continue to be our largest expense totaling $1,538,070 and $2,616,569 for the three and six months ended December 31, 2009 as compared to $486,295 and $2,335,334 for the three and six months ended December 31, 2008.  We have incurred exploration costs since Inception totaling $20,370,042.

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

Professional fees for the three and six months ended December 31, 2009 and 2008 remain relatively unchanged totaling $167,442 and $407,374 in 2009 as compared to $173,597 and $408,573.  With increased activities in Mexico, corporate compliance and regulatory issues with respect to compliance matters  for the SEC ,  NYSE AMEX and the Toronto Stock Exchange we expect that these fees will continue at their current level.

Net Income (loss)

Our Net Loss for the three and six months ended December 31, 2009 was $3,078,888 and $5,124,380 as compared to  $1,400,682 and $4,461,220, in 2008. Cumulative loss since inception totaled $(49,684,485)  Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

At  December 31, 2009, we had cash totaling $19,095,311 as compared to $7,040,999, at  June 30, 2009, an increase of   approximately 170%  which is due to our recent financing activities.   Amounts receivable totaled $473,052 at December 31, 2009 as compared to $221,267.  This increase is primarily attributable to  value added tax refunds due from the Mexican government.. Total current assets at December 31, 2009 were $22,011,845  as compared to $8,499,986 at June 30, 2009.

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

Our current liabilities as of December 31, 2009 totaled $13,620,367 as compared to $383,445 at June 30, 2009.  The increase in current liabilities is largely attributable to the addition this year of a warrant liability of $13,333,127 due to warrants with exercise prices in Canadian dollars.  We did not record a similar liability last year as we did not adopt the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815 until July 1, 2009, which is the date at which this amendment became effective.  The warrant liability is a non-cash item and only obligates the Company to issue common shares if exercised by the holder of the warrant prior to expiry.

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

PARAMOUNT GOLD AND SILVER CORP.

Date: November 5, 2010	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: November 5, 2010		/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer