Form 10-Q/A
period 2010-03-31
PARAMOUNT GOLD & SILVER CORP.
filed 2010-11-05
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A-2
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

665 Anderson Street
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

Explanatory Note

Paramount Gold and Silver Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A-2 to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2010, as filed with the Securities and Exchange Commission on May 14, 2010 (the “Original Filing”).  The Company is filing this amendment to its Original Filing to reflect the following changes:

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

Paramount Gold and Silver Corp.

INDEX

	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Consolidated Balance Sheets at March 31, 2010 (unaudited) and June 30, 2009 (audited)	5

	Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2010 and for the Three and Nine Months Ended March 31, 2009 (unaudited) and Cumulative Since Inception, (March 29, 2005 to March 31, 2010)	6

	Consolidated Statements of Cash Flows for the Period Ended March 31, 2010 and March 31, 2009 and Cumulative Since Inception to March 31, 2008 (unaudited)	7

	Consolidated Statement of Stockholders’ Equity for the Period Ended March 31, 2010 (unaudited)	8

	Notes to Interim Financial Statements as of March 31, 2010	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	34

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	40

Item 4.	Controls and Procedures	40

Item 4T.	The information required by Item 4t is contained in Item 4.	40

	PART II. – OTHER INFORMATION	41

Item 1	Legal Proceedings.	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities.	41

Item 3.	Defaults upon senior securities.	41

Item 4.	Submission of matters to a vote of security holders.	41

Item 5.	Other information	41

Item 6.	Exhibits	42

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended March 31, 2010 and 2009

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets (Unaudited)
As at March 31, 2010 and June 30, 2009
(Expressed in United States dollars, unless otherwise stated)

	As at March 31, 2010 (Unaudited)	As at June 30, 2009 (Audited)
Assets

Current Assets

Cash and cash equivalents	$20,318,898	$7,040,999
Amounts receivable	1,364,915	221,267
Notes Receivable	-	91,365
Equity conversion right (Note 13)	918,175	-
Prepaid and Deposits	39,411	82,583
Term deposit	1,053,811	1,063,772
	23,695,210	8,499,986

Long Term Assets

Mineral properties (Note 7)	22,111,203	18,436,951
Fixed assets (Note 8)	502,188	520,858
	22,613,391	18,957,809
	$46,308,601	$27,457,795

Liabilities and Stockholders’ Equity

Liabilities

Current Liabilities

Accounts payable	$196,338	$383,445
Warrant Liability (Note 2)	9,150,426	-
	9,346,764	383,445

Stockholders’ Equity

Capital stock (Note 5)	106,472	83,018
Additional paid in capital	82,222,132	52,506,278
Contributed surplus	14,042,520	17,969,510
Deficit accumulated during the exploration stage	(59,014,477)	(43,197,264)
Cumulative translation adjustment	(394,810)	(287,192)
	36,961,837	27,074,350

	$46,308,601	$27,457,795

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Unaudited)
 (Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended March 31, 2010	Nine Month Period Ended March 31, 2010	Three Month Period Ended March 31, 2009	Nine Month Period Ended March 31, 2009	Cumulative Since Inception March 29, 2005 to March 31, 2010
Revenue
Interest Income	$14,446	$80,755	$45,207	$195,415	$1,062,864

Expenses:

Incorporation Costs	-	-	-	-	1,773
Exploration	1,338,425	3,982,744	309,624	2,644,958	21,736,215
Professional Fees	284,518	691,893	493,441	902,015	5,985,542
Directors Compensation	58,258	94,468	-	-	94,468
Travel & Lodging	70,962	158,072	44,781	159,119	1,014,678
Corporate Communications	158,545	322,219	169,181	627,306	3,107,177
Consulting Fees	66,088	348,127	1,007,294	1,560,173	13,734,511
Office & Administration	112,959	265,723	156,497	739,121	2,192,407
Interest & Service Charges	4,293	54,640	1,129	5,120	93,838
Loss on disposal of Fixed Assets	-	-	-	44,669	44,669
Insurance	11,085	36,596	15,170	63,989	264,664
Depreciation	15,700	46,965	25,089	77,367	276,877
Miscellaneous	32,387	7,281	(17,931)	(20,020)	192,258
Financing & Listing Fees	-	-	79,066	91,592	(22,024)
Acquisition Expenses	-	1,060,180	-	-	1,060,180
Income and other taxes	43,101	43,101	-	-	43,101
Write Down of Mineral Property	-	275,000	-	-	1,746,049
Total Expense	2,196,321	7,387,009	2,283,341	6,895,409	51,566,383
Net Loss before other item	2,181,875	7,306,254	2,238,134	6,699,994	50,503,519
Other item
Change in fair value of Equity Conversion Right	419,525	419,525	-	-	419,525
Change in fair value of warrant liability	(1,628,829)	(4,546,442)	-	-	8,091,433
Net Loss	972,571	3,179,337	2,238,134	6,699,994	59,014,477
Other comprehensive loss (income)
Foreign Currency Translation Adjustment	165,884	107,618	28,648	253,540	394,810
Total Comprehensive Loss for the Period	$1,138,455	$3,286,955	$2,266,782	$6,953,534	$59,409,287
Basic & Diluted Loss per Common Share	$0.01	$0.03	$0.03	$0.11
Weighted Average Number of Common Shares Used in Per Share Calculations - Basic	101,742,087	91,771,247	67,715,347	58,340,117
Weighted Average Number of Common Shares Used in Per Share Calculations - Diluted	105,742,087	95,771,247	71,715,347	59,653,986

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars, unless otherwise stated)

	For the Nine Month Period Ended March 31, 2010	For the Nine Month Period Ended March 31, 2009	Cumulative Since Inception to March 31, 2010
Operating Activities:

Net Loss	$(3,179,337)	$(6,699,994)	$(59,014,477)
Adjustment for:
Depreciation	46,965	77,367	276,877
Allowance for doubtful accounts	-	172,170	172,170
Loss on disposal of assets	-	44,669	44,669
Write down on mineral property	275,000	-	275,000
Stock based compensation	256,407	1,811,921	17,875,139
Accrued interest	-	-	(58,875)
Change in fair value of equity conversion right	419,525	-	419,525
Change in fair value of warrant liability	(4,546,442)		8,091,433
(Increase) Decrease in accounts receivable	(1,143,648)	911,530	(1,512,256)
(Increase) Decrease in prepaid expenses	43,172	256,337	142,011
Increase (Decrease) in accounts payable	(187,107)	(1,138,600)	(35,683)

Cash used in Operating Activities	(8,015,465)	(4,564,600)	(33,324,467)

Investing Activities:

Purchase of GIC receivable	9,961	(24,308)	(994,936)
Note receivable	91,365	521,364	(3,253,192)
Purchase of equity conversion right	(1,337,700)	-	(1,337,700)
Purchase of Mineral Properties	(3,574,252)	(312,000)	(4,400,169)
Purchase of Equipment	(28,296)	(343,444)	(98,296)

Cash used in Investing Activities	(4,838,922)	(158,388)	(10,084,293)

Financing Activities:
Increase (decrease) in demand notes payable	-	-	105,580
Issuance of capital stock	26,239,904	9,570,493	64,036,064

Cash from Financing Activities:	26,239,904	9,570,493	64,141,644

Effect of exchange rate changes on cash	(107,618)	(117,603)	(413,986)

Increase (Decrease) in Cash	13,277,899	4,729,902	20,318,898
Cash, beginning	7,040,999	3,199,848	-

Cash, ending	$20,318,898	$7,929,750	$20,318,898

Supplemental Cash Flow Disclosure:
Interest Received	$80,755	$194,415
Taxes Paid	-	-
Cash	7,310,932	7,537,467
Short term investments	13,007,966	392,283

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statement of Stockholders’ Equity (Unaudited)
For the Nine Months Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders’ Equity
Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

Capital issued from stock options exercised	5,429	5	3,524	-	(3,529)	-	-
Stock based compensation	-	-	-	-	161,975	-	161,975
Transition Adjustment (Note 2)	-	-	-	12,637,875	(3,612,865)		(16,250,740)
Foreign currency translation	-	-	-	-	-	10,663	10,663
Net Income (loss)	-	-	-	1,042,795	-	-	1,042,795
Balance at September 30, 2009	83,023,648	83,023	52,509,802	(54,792,344)	14,515,091	(276,529)	12,039,043

Capital issued for financing	18,400,000	18,400	21,371,043	-	-		21,389,443
Capital issued for mineral properties	300,000	300	374,700	-	-		375,000
Capital issued from stock options and warrants exercised	668,979	669	341,267	-	29,663	-	371,599
Stock based compensation	-	-	-	-	47,216	-	47,216
Foreign currency translation	-	-	-	-	-	47,603	47,603
Net Income (loss)	-	-	-	(3,249,562)	-	-	(3,249,562)
Balance at December 31, 2009	102,392,627	102,392	74,596,812	(58,041,906)	14,591,970	(228,926)	31,020,342

Capital issued for financing	-	-	-	-	-		-
Capital issued for mineral properties	-	-	-	-	-		-
Capital issued from stock options and warrants exercised	4,080,427	4,080	7,625,320	-	(596,666)	-	7,032,734
Stock based compensation	-	-	-	-	47,216	-	47,216
Foreign currency translation	-	-	-	-	-	(165,884)	(165,884)
Net Income (loss)	-	-	-	(972,571)	-	-	(972,571)
Balance at March 31, 2010	106,473,054	106,472	82,222,132	(59,014,477)	14,042,520	(394,810)	36,961,837

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

		Fair Value at March 31, 2010			June 30, 2009
Assets	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$
Cash equivalents	20,318,898	20,318,898	-	-	7,040,999
Accounts receivable	1,364,915	1,364,915	-	-	221,267
Notes receivable	-	-	-	-	91,365
GIC	1,053,811	1,053,811	-	-	1,063,772
Equity conversion right	918,175	918,175			−
Liabilities
Warrant liability	9,150,426			9,150,426	−

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

The changes in fair value of the Equity Conversion Right during the period ended March 31, 2010 was as follows:

Balance at December 31, 2009	1,337,700
Change in fair value recorded in earnings	(419,525)
Balance at March 31, 2010	918,175

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants and options is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

March 31, 2010
Risk free interest rate	1.02%
Expected life of warrants and options	1-2 years
Expected stock price volatility	57% to 88%
Expected dividend yield	0%

The changes in fair value of the warrants during the period ended March 31, 2010 were as follows:

Balance at December 31, 2009	13,333,127
Issuance of warrants and options	-
Change in fair value recorded in earnings	(1,628,829)
Transferred to equity upon exercise	(2,553,872)
Balance at March 31, 2010	9,150,426

3.	Recent Accounting Pronouncements:

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

8.	Fixed Assets:

			Net Book Value
	Cost	Accumulated Amortization	March 31, 2010	June 30, 2009
Property and Equipment	$729,681	$227,493	$502,188	$520,858

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

Loss for the period by geographical segment for the nine month period ended March 31, 2010:

	United States/Canada	Mexico / Latin America	Total
Interest income	$80,683	$72	$80,755

Expenses:
Exploration	319,853	3,662,891	3,982,744
Professional fees	691,893	-	691,893
Directors compensation	94,468		94,468
Travel and lodging	158,072	-	158,072
Corporate communications	322,219	-	322,219
Consulting fees	348,127	-	348,127
Office and administration	204,771	60,952	265,723
Interest and service charges	51,731	2,909	54,640
Loss on Disposal of Assets	-	-	-
Insurance	36,596	-	36,596
Amortization	13,280	33,685	46,965
Acquisition Expenses	1,060,180	-	1,060,180
Miscellaneous	7,281	-	7,281
Write off of mineral property	275,000	-	275,000
Income and other taxes	43,101	-	43,101
Total Expenses	4,964,273	3,760,436	8,724,709
Change in fair value of warrant liability	(4,546,442)	-	(4,546,442)
Change in fair value of equity conversion right	419,525	-	419,525
Net loss	$581,028	$3,760,436	$3,179,337

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the nine month period ended March 31, 2009:

	United States/Canada	Mexico / Latin America	Total
Interest income	$141,036	$54,379	$195,415

Expenses:
Exploration (note 15)	994,678	1,068,796	2,063,474
Professional fees	875,037	26,978	902,015
Travel and lodging	159,119	-	159,119
Geologist fees and expenses	356,270	225,224	581,494
Corporate communications	209,066	-	209,066
Consulting fees	1,560,173	-	1,560,173
Marketing	418,240	-	418,240
Office and administration	166,226	516,219	682,446
Interest and service charges	4,128	992	5,120
Loss on Disposal of Assets	-	44,669	44,669
Insurance	42,697	21,293	63,989
Amortization	34,280	43,087	77,367
Rent	56,674	-	56,674
Financing	91,592	-	91,592
Miscellaneous	(20,029)	-	(20,029)
Total Expenses	4,948,151	1,947,258	6,895,409
Net loss	$4,807,115	$1,892,879	$6,699,994

Assets by geographical segment:

	United States/Canada	Mexico / Latin America		Total

March 31, 2010
Mineral properties	$-	$22,111,203		$22,111,203
Equipment	112,629	389,559		502,188

March 31, 2009
Mineral properties	-	18,258,951		18,258,951
Equipment	$137,129	$405,197	$	$542,326

11.	Employee Stock Option Plan:

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

The impact of the restatement on the quarter ended March 31, 2010 contained in this Form 10-Q/A is to record a warrant liability of $9,150,426, a reduction of contributed surplus of $3,612,865 and increase of accumulated deficit of $8,091,433 on the consolidated balance sheet.  In addition, a further adjustment to record a gain related to the change in fair value of the warrant liability of $1,628,829 on the Consolidated Statements of Operations for the three months ended March 31, 2009 and a gain related to the change in fair value of the warrant liability of $4,546,442 on the Consolidated Statements of Operations for the nine months ended March 31, 2010.

We have also determined that the Company’s option to convert its interest in certain mining claims to shares of a SNS Silver Corp. requires the Company to record the option as an asset.  The impact of this restatement on the quarter ended March 31, 2010 contained in this Form 10-Q/A is to record an asset of $918,175, a change in fair value of option of $419,525.

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

The adjustment to net loss for the three months ended March 31, 2010 is summarized below:

Period Ended March 31, 2010 $
Net loss, as previously reported	2,181,875
Adjustment for change in fair value of Equity conversion right (pre-tax)	419,525
Adjustment for change in fair value of warrant liability (pre-tax)	(1,628,829)
Tax effect of restatement adjustment	-
Net loss (gain), as restated	972,571
Basic & Diluted net loss per share, as restated	0.01

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

15.	Restatement (Continued):

The Consolidated Balance Sheets for the Period Ended March 31, 2010, included in Form 10-Q/A have been restated to include the effects of the adjustment as follows:

	As at March 31, 2010 (Unaudited) (As previously reported)	As at March 31, 2010 (Unaudited) (Restated)
Assets

Current Assets

Cash and cash equivalents	$20,318,898	$20,318,898
Amounts receivable	1,364,915	1,364,915
Notes receivable (Note 9)	−	−
Equity conversion right	−	918,175
Prepaid and deposits	39,411	39,411
Term deposit	1,053,811	1,053,811
	22,777,035	23,695,210

Long Term Assets

Mineral properties (Note 7)	22,111,203	22,111,203
Fixed assets (Note 8)	502,188	502,188
	22,613,391	22,613,391

	$45,390,426	$46,308,601

Liabilities and Stockholders’ Equity

Liabilities

Current Liabilities

Accounts payable	$196,338	$196,338
Warrant liability (Note 2)		9,150,426
	196,338	9,346,764

Stockholders’ Equity

Capital stock (Note 5)	106,472	106,472
Additional paid in capital	79,886,497	82,222,132
Contributed surplus	17,437,148	14,042,520
Deficit accumulated during the exploration stage	(51,841,219)	(59,014,477)
Cumulative translation adjustment	(394,810)	(394,810)
	45,194,088	36,961,837

	$45,390,426	$46,308,601

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

15.	Restatement (Continued):

The Consolidated Statements of Operations for the Period Ended March 31, 2010, included in Form 10-Q/A have been restated to include the effects of the adjustment as follows:

	For the Period Ended
	As Previously Reported Three Month Period Ended March 31, 2010	As Restated Three Month Period Ended March 31, 2010	As Previously Reported Nine Month Period Ended March 31, 2010	As Restated Nine Month Period Ended March 31, 2010
Revenue
Interest Income	$14,446	$14,446	$80,755	$80,755

Expenses:
Incorporation Costs	-	-	-	-
Exploration	1,338,425	1,338,425	5,320,444	3,982,744
Professional Fees	284,518	284,518	691,893	691,893
Directors Compensation	58,258	58,258	94,468	94,468
Travel & Lodging	70,962	70,962	158,072	158,072
Corporate Communications	158,545	158,545	322,219	322,219
Consulting Fees	66,088	66,088	348,127	348,127
Office & Administration	112,959	112,959	265,723	265,723
Interest & Service Charges	4,293	4,293	54,640	54,640
Loss on disposal of Fixed Assets	-	-	-	-
Insurance	11,085	11,085	36,596	36,596
Depreciation	15,700	15,700	46,965	46,965
Miscellaneous	32,387	32,387	7,281	7,281
Financing & Listing Fees	-	-	-	-
Acquisition Expenses	-	-	1,060,180	1,060,180
Income and other taxes	43,101	43,101	43,101	43,101
Write Down of Mineral Property	-	-	275,000	275,000
Total Expense	2,196,321	2,196,321	8,724,709	7,387,009
Net Loss	2,181,875	2,181,875	8,643,954	7,306,254
Other item
Change in fair value of Equity Conversion Right	-	419,525	-	419,525
Change in fair value of warrant liability	-	(1,628,829)	-	(4,546,442)
Net Loss (Gain)	2,181,875	972,571	8,643,954	3,179,337
Other comprehensive loss
Foreign Currency Translation Adjustment	165,884	165,884	107,618	107,618
Total Comprehensive Loss for the Period	$2,347,759	$1,138,455	$8,751,572	$3,286,955
Basic & Diluted Loss (Income) per Common Share	$0.02	$0.01	$0.09	$0.03
Weighted Average Number of Common Shares Used in Per Share Calculations
- Basic	101,742,087	101,742,087	91,771,247	91,771,247
- Diluted	105,742,087	105,742,087	95,771,247	95,771,247

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

15.	Restatement (Continued):

	For the Period Ended
	As Previously Reported Cumulative Since Inception	As Restated Cumulative Since Inception
Revenue
Interest Income	$1,062,864	$1,062,864

Expenses:
Incorporation Costs	1,773	1,773
Exploration	23,073,915	21,736,215
Professional Fees	5,985,542	5,985,542
Directors Compensation	94,468	94,468
Travel & Lodging	1,014,678	1,014,678
Corporate Communications	3,107,177	3,107,177
Consulting Fees	13,734,511	13,734,511
Office & Administration	2,192,407	2,192,407
Interest & Service Charges	93,838	93,838
Loss on disposal of Fixed Assets	44,669	44,669
Insurance	264,664	264,664
Amortization	276,877	276,877
Miscellaneous	192,258	192,258
Financing & Listing Fees	(22,024)	(22,024)
Acquisition Expenses	1,060,180	1,060,180
Income and other taxes	43,101	43,101
Write Down of Mineral Property	1,746,049	1,746,049
Total Expense	52,904,083	51,566,383
Net Loss	51,841,219	50,503,519
Other item
Change in fair value of Equity Conversion Right	-	419,525
Change in fair value of warrant liability	-	8,091,433
Net Loss (gain)	51,841,219	59,014,477
Other comprehensive loss
Foreign Currency Translation Adjustment	394,810	394,810
Total Comprehensive Loss for the Period	52,236,029	59,409,287

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

15.	Restatement (Continued):

The Consolidated Statements of Cash Flows for the Period Ended March 31, 2010, included in Form 10-Q/A have been restated to include the effects of the adjustment as follows:

	For the Nine Month Period Ended March 31, 2010 (As previously reported)	For the Nine Month Period Ended March 31, 2010 (Restated)	Cumulative Since Inception to March 31, 2010 (As previously reported)	Cumulative Since Inception to March 31, 2010 (Restated)
Operating Activities:
Net Gain (Loss)	$(8,643,954)	$(3,179,337)	$(51,841,219)	$(59,014,477)
Adjustment for:
Depreciation	46,965	46,965	276,877	276,877
Allowance for doubtful accounts	-	-	172,170	172,170
Loss on disposal of assets	-	-	44,669	44,669
Write down of mineral properties	275,000	275,000	275,000	275,000
Stock based compensation	256,407	256,407	17,875,139	17,875,139
Accrued interest	-	-	(58,875)	(58,875)
Change in fair value of equity conversion right	-	419,525	-	419,525
Change in fair value of warrant liability	-	(4,546,442)	-	8,091,433
(Increase) Decrease in accounts receivable	(1,143,648)	(1,143,648)	(1,512,256)	(1,512,256)
(Increase) Decrease in prepaid expenses	43,172	43,172	142,011	142,011
Increase (Decrease) in accounts payable	(187,107)	(187,107)	(35,683)	(35,683)

Cash used in Operating Activities	(9,353,165)	(8,015,465)	(34,662,167)	(33,324,467)

Investing Activities:

Purchase of GIC receivable	9,961	9,961	(994,936)	(994,936)
Note receivable	91,365	91,365	(3,253,192)	(3,253,192)
Purchase of equity conversion right	-	(1,337,700)	-	(1,337,700)
Purchase of Mineral Properties	(3,574,252)	(3,574,252)	(4,400,169)	(4,400,169)
Purchase of Equipment	(28,296)	(28,296)	(98,296)	(98,296)

Cash used in Investing Activities	(3,501,222)	(4,838,922)	(8,746,593)	(10,084,293)

Financing Activities:
Increase (decrease) in demand notes payable	-	-	105,580	105,580
Issuance of capital stock	26,239,904	26,239,904	64,036,064	64,036,064

Cash from Financing Activities:	26,239,904	26,239,904	61,141,644	61,141,644

Effect of exchange rate changes on cash	(107,618)	(107,618)	(413,986)	(413,986)

Increase (Decrease) in Cash	13,277,899	13,277,899	20,318,898	20,318,898
Cash, beginning	7,040,999	7,040,999	-	-

Cash, ending	$20,318,898	$20,318,898	$20,318,898	$20,318,898

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

15.	Restatement (Continued):

The Consolidated Statements of Stockholders’ Equity for the Period Ended March 31, 2010, included in Form 10-Q/A have been restated to include the effects of the adjustment as follows:

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Unaudited)
For the Nine Month Period Ended March 31, 2010
(Expressed in United States dollars, unless otherwise stated)

15.	Restatement (Continued):

As restated:

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders’ Equity
Balance at June 30, 2009	83,018,219	83,018	52,506,278	(43,197,264)	17,969,510	(287,192)	27,074,350

Capital issued from stock options exercised	5,429	5	3,524	-	(3,529)	-	-
Stock based compensation	-	-	-	-	161,975	-	161,975
Transition Adjustment (Note 2)	-	-	-	12,637,875	(3,612,865)		(16,250,740)
Foreign currency translation	-	-	-	-	-	10,663	10,663
Net Income (loss)	-	-	-	1,042,795	-	-	1,042,795
Balance at September 30, 2009	83,023,648	83,023	52,509,802	(54,792,344)	14,515,091	(276,529)	12,039,043

Capital issued for financing	18,400,000	18,400	21,371,043	-	-		21,389,443
Capital issued for mineral properties	300,000	300	374,700	-	-		375,000
Capital issued from stock options and warrants exercised	668,979	669	341,267	-	29,663	-	371,599
Stock based compensation	-	-	-	-	47,216	-	47,216
Foreign currency translation	-	-	-	-	-	47,603	47,603
Net Income (loss)	-	-	-	(3,249,562)	-	-	(3,249,562)
Balance at December 31, 2009	102,392,627	102,392	74,596,812	(58,041,906)	14,591,970	(228,926)	31,020,342

Capital issued for financing	-	-	-	-	-		-
Capital issued for mineral properties	-	-	-	-	-		-
Capital issued from stock options and warrants exercised	4,080,427	4,080	7,625,320	-	(596,666)	-	7,032,734
Stock based compensation	-	-	-	-	47,216	-	47,216
Foreign currency translation	-	-	-	-	-	(165,884)	(165,884)
Net Income (loss)	-	-	-	(972,571)	-	-	(972,571)
Balance at March 31, 2010	106,473,054	106,472	82,222,132	(59,014,477)	14,042,520	(394,810)	36,961,837

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

Operating Expenses

For the three and nine months ended   March 31, 2010 our total operating expenses  were  $2,196,321 and $7,387,009  as compared to  $2,283,341 and $6,895,409  for the comparable periods in  the previous fiscal year.  The significant increase in operating expenses is primarily attributable to a significant increase in our exploration expenses.   We were able to significantly expand our drilling program due in part to the proceeds we received from the sale of our securities.

Exploration costs continue to be our largest expense totaling $1,338,425 and $3,982,744  for the three and nine months ended March 31, 2010 as compared to $309,624 and $2,644,958 for the three and nine months ended March 31, 2009.   Exploration costs will continue to increase as we continue with an expanded drilling program.   We have incurred exploration costs since inception totaling $21,736,215.

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

Net Income (loss)

Our Net Loss for the three and nine months ended March 31, 2010 was $2,181,875 and $7,306,254 as compared to  $2,238,133 and $6,699,994, in the comparable periods of last fiscal year. Cumulative loss since inception totaled $50,503,519.  Our Net Loss per Share was $0.01 and $0.03 as compared to a Net Loss per share of   $0.03 and $0.11 during the comparable periods in the last fiscal year. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

At March 31, 2010, we had cash totaling $20,318,898 as compared to $7,040,999, at June 30, 2009, an increase of   approximately 188% which is due to our recent financing activities.  We also held a term deposit with the Bank of Nova Scotia in the amount of $1,000,000 plus accrued interested.   Amounts receivable totaled $1,364,915 at March 31, 2010 as compared to $221,267.  This increase is primarily attributable to value added tax refunds due from the Mexican government. Total current assets at March 31, 2010 were $23,695,210 as compared to $8,499,986 at June 30, 2009.

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

Our current liabilities as of March 31, 2010 totaled $9,346,764 as compared to $383,445 at June 30, 2009.  The increase in current liabilities is largely attributable to the addition this year of a warrant liability of $9,150,426 due to warrants with exercise prices in Canadian dollars.  We did not record a similar liability last year as we did not adopt the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815 until July 1, 2009, which is the date at which this amendment became effective.  The warrant liability is a non-cash item and only obligates the Company to issue common shares if exercised by the holder of the warrant prior to expiry.

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

PARAMOUNT GOLD AND SILVER CORP.

Date: November 5 , 2010	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: November 5, 2010		/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer