Form 10-K/A
period 2010-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2010-11-05
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A-1
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____ to _____

Commission file number 001-33630

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

Explanatory Note

Paramount Gold and Silver Corp. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on September 28, 2010 (the “Original Filing” and together with the Form 10-K/A, the “Form 10-K”).  As amended by this Form 10-K/A, the Form 10K reflects the inclusion of audited statements of income and cash flows for the fiscal year ended June 30, 2008.  This Form 10-K/A amends the following items in the Company’s Original Filing to reflect the inclusion of fiscal year ended June 30, 2008 audited information:

Part II, Item 5. A. Market Information

Part II, Item 6. Select Financial Data

Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8.  Financial Statements and Supplementary Data

Part IV, Item 15, Exibits , Financial Statement Schedules

This Form 10-K/A speaks as of June 30, 2010, unless otherwise noted.  Except as indicated above, no other information included in the Original Filing is amended by this Form 10-K/A Amendment No. 1.

EXCHANGE RATES:

EXCHANGE RATES BETWEEN CANADA AND THE UNITED STATES HAVE FLUCTUATED THROUGHOUT THE YEAR RANGING FROM APPROXIMATELY PAR VALUE WITH THE U.S. DOLLAR TO APPROXIMATELY CDN $1.17  PER U.S. DOLLAR. REPORTED TRANSACTIONS ARE CONVERTED TO U.S. DOLLARS AS OF THE DATE OF THE TRANSACTION.

METRIC CONVERSION TABLE AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric ton	= 0.0292 troy ounce/ short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 ton	1 square kilometer	= 100 hectares
1 ton	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Au	= gold	m2	= square meter
G	= gram	m3	= cubic meter
g/t	= grams per tone	Mg	= milligram
Ha	= hectare	mg/m3	= milligrams per cubic meter
Km	= kilometer	Tort	= ton
Km2	= square kilometers	Oz	= troy ounce
Kg	= kilogram	Ppm	= parts per billion
M	= meter	Ma	= million years

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

NEVADA EXPLORATIONS

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.   PROPERTIES.

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

	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008
	(Audited)	(Audited)	(Audited)
Revenue	$35,853	$249,082	$457,562
Expenses	$10,248,026	$7,490,261	$18,867,523
Cash	$21,380,505	$7,040,999	$3,199,848
Total Assets	$46,328,181	$27,457,795	$11,932,328
Current Liabilities	$6,410,090	$383,445	$1,714,620
Total Liabilities	$6,410,090	$383,445	$1,714,620
Working Capital	$22,750,664	$8,116,541	$4,119,068
Accumulated Deficit	$61,187,098	$43,197,264	$35,956,085

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
Carlo Buffone
Chief Financial Officer (principal financial and accounting officer)
Date: November 5 , 2010

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

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	President and Chief Executive Officer/Director	November 5, 2010
Christopher Crupi

/s/ CARLO BUFFONE	Chief Financial Officer	November 5, 2010
Carlo Buffone

/s/ JOHN CARDEN	Director	November 5, 2010
John Carden

/s/ RUDI P. FRONK	Director	November 5, 2010
Rudi P. Fronk

/s/ ELISEO GONZALEZ-URIEN	Director	November 5, 2010
Eliseo Gonzalez-Urien

/s/ MICHEL YVAN STINGLHAMBER	Director	November 5, 2010
Michel Yvan Stinglhamber

/s/ ROBERT DINNING	Director	November 5, 2010
Robert Dinning

/s/ Christopher Reynolds	Director	November 5, 2010
Christopher Reynolds

/s/ Shawn Kennedy	Director	November 5, 2010
Shawn Kennedy

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Index to Consolidated Financial Statements

(Audited)

Year ended June 30, 2010, 2009 and 2008

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

Commitments and Contingencies (Note 13) Restatement (Note 15) Subsequent Events (Note 16)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Audited)
For the Year Ended June 30, 2010 , June 30, 2009 and June 30, 2008
(Expressed in United States dollars, unless otherwise stated)

	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008	Cumulative Since Inception March 29, 2005 to June 30, 2010
Revenue

Interest Income	$35,853	$249,082	$457,562	$1,017,962

Expenses:
Incorporation Costs	—	—	—	1,773
Exploration	6,043,791	2,372,621	8,696,342	23,797,264
Professional Fees	931,404	1,244,792	3,235,090	6,225,054
Directors Compensation	141,224	—	—	141,224
Travel & Lodging	192,642	228,920	429,494	1,049,248
Corporate Communications	332,139	803,186	1,472,081	3,117,098
Consulting Fees	418,437	1,561,084	4,143,664	13,804,820
Office & Administration	429,149	960,700	603,702	2,355,833
Interest & Service Charges	57,644	18,987	11,281	96,842
Loss on disposal of Fixed Assets	—	44,669	—	44,669
Insurance	47,804	76,705	90,701	275,872
Depreciation	66,367	99,010	95,627	296,279
Miscellaneous	18,124	91,592	93,384	203,097
Financing & Listing Fees	—	(12,005	(3,843)	(22,024)
Acquisition Expenses	1,242,569	—	—	1,242,570
Income and other taxes	51,732	—	—	51,732
Write Down of Mineral Property	275,000	—		1,746,049
Total Expense	10,248,026	7,490,261	18,867,523	54,427,400

Net Loss before other item	10,212,173	7,241,179	18,409,961	53,409,438

Other item
Change in fair value of Equity Conversion Right	821,155	—	—	821,155
Change in fair value of warrant liability	(5,681,370)	—	—	6,956,505
Net Loss	$5,351,958	$7,241,179	$18,409,961	$61,187,098

Other comprehensive loss
Foreign Currency Translation Adjustment	156,483	267,215	28,389	443,675
Total Comprehensive Loss for the Period	$5,508,441	$7,508,394	$18,438,350	$61,630,773

Loss per Common share
Basic	$0.06	$0.12	$0.38
Diluted	$0.06	$0.11	$0.38

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	98,617,938	62,941,467	47,703,566
Diluted	98,617,938	65,433,659	47,703,566

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows (Audited)
For the Year Ended June 30, 2010, June 30, 2009 and June 30, 2008
(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008	Cumulative since Inception to June 30, 2010
Operating Activities:
Net Loss	$(5,351,958)	$(7,241,179)	(18,409,961)	$(61,187,098)
Adjustment for:
Amortization	66,367	99,010	95,627	296,279
Loss on disposal of assets	—	44,669	—	44,669
Stock based compensation	309,840	1,733,052	6,061,101	16,457,524
Accrued interest	—	(58,875)	—	(58,875)
Write-down Mineral Properties	275,000	—	—	1,746,049
Change in fair value of equity conversion right	821,155	—	—	821,155
Change in fair value of warrant liability	(5,681,370)	—	—	6,956,505
(Increase) Decrease in accounts receivable	(1,290,352)	1,163,225	(415,594)	(1,511,619)
(Increase) Decrease in prepaid expenses	37,215	296,765	(174,298)	(45,368)
Increase (Decrease) in accounts payable	46,878	(1,331,175)	703,254	430,324

Cash used in Operating Activities	(10,767,225)	(5,294,508)	(12,139,871)	(36,050,455)

Investing Activities:
Purchase of GIC receivable	1,063,772	—	(1,004,897)	58,875
Note receivable issued (repaid)	(152,130)	800,000	(870,000)	(222,130)
Purchase of equity conversion right	(1,337,700)	—	—	(1,337,700)
Purchase of Mineral Properties	(3,574,252)	(469,754)	(1,040,308)	(6,918,809)
Purchase of Equipment	(64,955)	(340,000)	(179,114)	(890,873)

Cash used in Investing Activities	(4,065,265)	(9,754)	(3,094,319)	(9,310,637)

Financing Activities:
Demand notes payable issued	—	—	—	105,580
Issuance of capital stock	29,328,480	9,399,256	2,250,000	67,124,640

Cash from Financing Activities:	29,328,480	9,399,256	2,250,000	67,230,220

Effect of exchange rate changes on cash	(156,484)	(253,843)	(47,350)	(488,623)

Increase (Decrease) in Cash	14,339,506	3,841,151	(13,031,540	21,380,505
Cash, beginning	7,040,999	3,199,848	16,231,388	—

Cash, ending	$21,380,505	$7,040,999	3,199,848	$21,380,505

Supplemental Cash Flow Disclosure:
Interest Received	$35,853	—	7,642
Cash	2,723,992	180,225	1,679,114
Short term investments	18,656,513	6,887,139	17,752,121

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statement of Stockholders’ Equity (Audited)
For the Period Ended June 30, 2010, June 30, 2009 and June 30, 2008
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Deficit	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at September 30, 2005	11,267,726	$11,268	$1,755	$(1,773)	$—	$—	$11,250

Forward split	45,267,726	45,267	(45,267)	—	—	—	—
Returned to treasury	(61,660,000)	(61,660)	61,660				—
Capital issued for financing	48,289,835	48,291	20,320,683	—	—	—	20,368,974
Capital issued for services	4,157,500	4,157	9,477,295	—	—	—	9,481,452
Capital issued for mineral properties	1,178,519	1,179	2,682,617	—	—	—	2,683,796
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Fair Value of warrants	—	—	—	—	8,460,682		8,460,682
Stock based compensation	—	—	—	—	5,080,263	—	5,080,263
Foreign currency translation	—	—	—	—	—	(19,977	(19,977)
Net Income (loss)	—	—	—	(35,954,312	—	—	(35,954,312)
Balance at June 30, 2008	48,540,997	48,541	32,604,284	(35,956,085	13,540,945	(19,977	10,217,708

Capital issued for financing	16,707,791	16,707	5,828,684	—	—	—	5,845,391
Capital issued for services	1,184,804	1,185	683,437	—	—	—	684,622
Capital issued from stock options exercised	384,627	385	249,623	—	(237,008	—	13,000
Capital issued for mineral properties	16,200,000	16,200	13,140,250	—	—	—	13,156,450
Fair Value of warrants	—	—	—	—	3,612,864	—	3,612,864
Stock based compensation	—	—	—	—	1,052,709	—	1,052,709
Foreign currency translation	—	—	—	—	—	(267,215	(267,215)
Net Income (loss)	—	—	—	(7,241,179	—	—	(7,241,179)
Balance at June 30, 2009	83,018,219	$83,018	$52,506,278	$(43,197,264	$17,969,510	$(287,192	$27,074,350

Capital issued for financing	18,400,000	18,400	21,371,043	—	—	—	21,389,443
Capital issued from stock options and warrants exercised	8,351,36060	8,351	12,830,936	—	(4,900,251)		7,939,036
Capital issued for mineral properties	300,000	300	374,700	—	—	—	375,000
Fair Value of warrants	—	—	—	—
Stock based compensation	—	—	—	—	309,840	—	309,840
Transition Adjustment (Note 2)	—	—	3,530,616	(12,637,875)	(2,553,878)	—	(11,661,137)
Foreign currency translation	—	—	—	—	—	(156,483)	(156,483)
Net Income (loss)	—	—	—	(5,351,958)	—	—	(5,351,958)
Balance at June 30, 2010	110,069,579	110,069	90,613,573	(61,187,098)	10,825,222	(443,675)	39,918,091

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
Liabilities
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

4.   Non-Cash Transactions:

During the years ended June 30, 2010, 2009 and 2008, the Company entered into certain non-cash activities as follows:

	2010	2009	2008
Operating and Financing Activities
From issuance of shares for consulting and geological services	$-	$684,617	$1,594,352
From issuance of shares for cashless exercise of options	$1,596,896	$237,008
From issuance of shares for mineral property	$375,000	$13,228,450	$490,000

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

5.	Capital Stock:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.

During year ended June 30, 2010, the Company issued a total of 27,051,360 common shares which are summarized as follows:

	Common Shares
	2010	2009	2008
Financing	18,400,000	16,707,791	1,000,000
Acquisition of mineral properties	300,000	16,200,000	268,519
For exercise of warrants and options	8,351,360	-
For services	-	1,184,804	770,000
	27,051,360	34,092,595	2,038,519

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

Loss for the period by geographical segment for the year ended June 30, 2010:

	United States/ Canada	Mexico / Latin America	Total
Interest income	$35,779	$74	$35,853

Expenses:
Exploration	640,045	5,403,746	6,043,791
Professional fees	930,926	478	931,404
Directors compensation	141,224	-	141,224
Travel and lodging	192,642	-	192,642
Corporate communications	332,139	-	332,139
Consulting fees	418,437	-	418,437
Office and administration	310,371	118,778	429,149
Interest and service charges	53,818	3,826	57,644
Loss on Disposal of Assets	-	-	-
Insurance	47,804	-	47,804
Amortization	18,661	47,706	66,367
Acquisition Expenses	1,242,569	-	1,242,569
Miscellaneous	18,124	-	18,124
Write off of mineral property	275,000	-	275,000
Income and other taxes	51,732	-	51,732
Total Expenses	4,673,492	5,574,534	10,248,026
Net loss	$4,637,713	$5,574,460	$10,212,173

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

11.        Segmented Information (Continued):

Loss for the period by geographical segment for the year ended June 30, 2009:

	United States	Mexico / Latin America	Total
Interest income	$194,636	$54,446	$249,082

Expenses:
Exploration	960,547	1,412,074	2,372,621
Professional fees	1,217,815	26,977	1,244,792
Travel and lodging	228,920	-	228,920
Corporate communications	803,186	-	803,186
Consulting fees	1,561,084	-	1,561,084
Office and administration	303,941	656,759	960,700
Interest and service charges	17,540	1,447	18,987
Loss on Disposal of Assets	—	44,669	44,669
Insurance	54,493	22,212	76,705
Depreciation	45,501	53,509	99,010
Miscellaneous	91,592	-	91,592
Financing & Listing Fees	(12,005)	-	(12,005)
Total Expenses	5,272,614	2,217,647	7,490,261
Net loss	$5,077,978	$2,163,201	$7,241,179

Loss for the period by geographical segment for the year ended June 30, 2008:

	United States	Mexico / Latin America	Total
Interest income	$454,240	$3,322	$457,562

Expenses:
Exploration	(137,739)	8,834,081	8,696,342
Professional fees	3,234,674	416	3,235,090
Travel and lodging	429,494	-	429,494
Corporate communications	1,472,081	-	1,472,081
Consulting fees	4,143,664	-	4,143,664
Office and administration	468,509	135,193	603,702
Interest and service charges	7,752	3,529	11,281
Loss on Disposal of Assets	—	—	—
Insurance	68,222	22,479	90,701
Depreciation	34,138	61,489	95,627
Miscellaneous	93,384	-	93,384
Financing & Listing Fees	(3,843)	-	(3,843	) )
Total Expenses	9,810,336	9,057,187	18,867,523
Net loss	$9,355,596	$9,053,865	$18,409,461

11.	Segmented Information (Continued):

Assets by geographical segment:

	United States/ Canada	Mexico / Latin America	Total
June 30, 2010
Mineral properties	$-	$22,111,203	$22,111,203
Equipment	125,825	393,621	519,446

June 30, 2009
Mineral properties	-	18,436,951	18,436,951
Equipment	$125,908	$394,950	$520,858

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

At June 30, 2010, the Company has unused tax loss carry forwards in the United States of $17,769,298 (2009 - $12,361,729, 2008 - $9,266,469) expiring between the years 2026 and 2030 which are available to reduce taxable income. As at June 30, 2010 the Company as unused tax loss carry forwards in Mexico and Peru of $24,633,228 (2009 - $18,106,804, 2008 - $16,945,112) which are available to reduce taxable income. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2010 are as follows:

	2010	2009	2008
United States
Loss carry forwards	5330,789	3,719,009	2,779,941
Other	(154,964)	-
Property, plant and equipment	27	30,986	24,007
Mexico
Loss carry forwards	5,774,259	4,226,860	3,673,779
Property, plant and equipment	56,134	21,627	8,117
Peru
Loss carry forwards	1,203,263	1,203,263	1,147,342
Property, plant and equipment		---	6,451

Valuation allowance	(12,209,509)	(9,201,745	(7,639,637)

Net deferred tax asset	—	—	—

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

14.	Income taxes (Continued):

The income tax expense differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2010	2009	2008
Loss before income taxes	(5,351,958)	(7,242,179))	(18,409,960)
Statutory tax rate	30%	30%	30%
Effective tax rate		—	—
Expected recovery at statutory tax rate	(1,605,587)	(2,172,354)	(5,522,988)
Adjustments to benefits resulting from:

Impact of lower tax rate in subsidiaries	106,980	24,568	177,186
Permanent differences	(1,509,157)	624,269	1,818,330
Terminal loss on disposal of asset	--	(28,100)	—
Valuation allowance	3,007,764	1,551,618	3,527,472

Provision for income taxes	—	—	—

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