Form 10-Q
period 2010-09-30
PARAMOUNT GOLD & SILVER CORP.
filed 2010-11-08
CIK 1342854

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

PARAMOUNT GOLD AND SILVER CORP.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

PARAMOUNT  GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended September 30, 2010 and 2009

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at September 30, 2010(Unaudited) and June 30, 2010 (Audited)
(Expressed in United States dollars, unless otherwise stated)

	As at September 30,	As at June 30,
	2010 (Unaudited)	2010 (Audited)
Assets

Current Assets
Cash and cash equivalents	$18,773,785	$21,380,505
Amounts receivable	1,788,012	1,511,619
Equity conversion right (Note 13)	413,773	516,545
Loan advance (Note 9 and 16)	-	243,495
Prepaid and deposits	122,310	45,368
Prepaid Insurance (Note 11)	1,042,163	-
Marketable Sercurities	2,700	-
	22,142,743	23,697,532
Long Term Assets
Mineral properties (Note 7)	48,516,487	22,111,203
Fixed assets (Note 8)	535,015	519,446
Reclamation bond	2,828,416	-
	51,879,918	22,630,649

	$74,022,661	$46,328,181

Liabilities and Shareholder’s Equity

Liabilities

Current Liabilities
Accounts payable	$882,347	$430,323
Warrant Liability (Note 2)	6,347,877	5,979,767
	7,230,224	6,410,090
Long Term Liabilities
Reclamation and Enviromental Obligation	1,122,305	-
	1,122,305	-
Shareholder’s Equity
Capital stock (Note 5)	132,247	110,069
Additional paid in capital	119,567,952	90,613,573
Contributed surplus	11,026,828	10,825,222
Deficit accumulated during the exploration stage	(65,048,327)	(61,187,098)
Cumulative translation adjustment	(8,568)	(443,675)
	65,670,132	39,918,091

	$74,022,661	$46,328,181

Commitments and Contingencies (Note 13)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Unaudited)
 (Expressed in United States dollars, unless otherwise stated)

			Cumulative
			Since Inception
	Period Ended	Period Ended	March 29, 2005 to
	September 30,	September 30,	September 30,
	2010	2009	2010
Revenue
Interest Income	$20,937	$54,514	$1,038,899

Expenses:
Incorporation Costs	-	-	1,773
Exploration	1,802,256	1,078,499	25,599,520
Professional Fees	167,735	239,932	6,392,789
Directors Compensation	50,546	-	191,770
Travel & Lodging	55,283	22,124	1,104,531
Corporate Communications	27,045	39,626	3,144,143
Consulting Fees	74,368	234,182	13,879,188
Office & Administration	80,623	80,938	2,436,456
Interest & Service Charges	2,830	6,438	99,672
Loss on disposal of Fixed Assets	-	-	44,669
Insurance	42,319	14,144	318,191
Depreciation	17,752	14,651	314,031
Accretion	14,254	-	14,254
Miscellaneous	-	5,014	203,097
Financing & Listing Fees	-	-	(22,024)
Acquisition Expenses	1,076,273	364,458	2,318,843
Income and other taxes	-	-	51,732
Write Down of Mineral Property	-	-	1,746,049
Total Expense	3,411,284	2,100,006	57,838,684
Net Loss before other item	3,390,347	2,045,492	56,799,785

Other item
Change in fair value of Equity Conversion Right	102,772	-	923,927
Change in fair value of warrant liability	368,110	(3,088,287)	7,324,615
Net Loss (Gain)	$3,861,229	$(1,042,795)	$65,048,327

Other comprehensive loss
Foreign Currency Translation Adjustment	(435,107)	(10,663)	8,568
Total Comprehensive Loss for the Period	$3,426,122	$(1,053,458)	$65,056,895

Loss (Gain) per Common share	$0.03	$(0.01)
Basic and Diluted

Weighted Average Number of Common	119,165,219	78,023,648
Shares Used in Per Share Calculations
Basic
Diluted	119,165,219	83,023,648

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows (Unaudited)
 (Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2010	For the Period Ended September 30, 2009	Cummulative Since Inception to September 30, 2010
Operating Activities

Net Gain (Loss)	$(3,861,229)	1,042,795	(65,048,327)
Adjustment for:
Depreciation	17,752	14,651	314,031
Loss on disposal of assets	-	-	44,669
Stock based compensation	33,611	161,975	16,491,135
Accrued interest	-	-	(58,875)
Write-down of mineral properties	-	-	1,746,049
Accretion Expense	14,254	-	14,254
Change in fair value of equity conversion right	102,772	-	923,927
Change in fair value of warrant liability	368,110	(3,088,287)	7,324,615
(Increase) Decrease in accounts receivable	(276,393)	(147,344)	(1,788,012)
(Increase) Decrease in prepaid expenses	(102,902)	(87,342)	(148,270)
Increase (Decrease) in accounts payable	452,024	589,941	882,348

Cash used in Operating Activities	(3,252,001)	(1,513,611)	(39,302,456)

Purchase of GIC receivable	-	-	58,875
Notes receivable issued	243,495	-	21,365
Purchase of Equity conversion right	-	-	(1,337,700)
Purchase of Mineral Properities	-	(3,701,751)	(6,918,809)
Purchase of Equipment	(33,321)	(3,067)	(924,194)

Cash used in Investing Activities	210,174	(3,704,818)	(9,100,463)

Demand notes payable issued	-	-	105,580
Issuance of capital Stock	-	-	67,124,640

Cash used in Financing Activities	-	-	67,230,220

Effect of echange rate changes on Cash	435,107	28,819	(53,516)

Change in cash during period	(2,606,720)	(5,189,610)	18,773,785
Cash at beginning of period	21,380,505	7,040,999	-

Cash at end of period	$18,773,785	$1,851,389	$18,773,785

Supplemental Cash Flow Disclosure
Interest Received	$20,937	$-
Cash	2,243,119	-
Short-term investments	16,530,666	-

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Period Ended September 30, 2010
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

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Deficit	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2009	83,018,219	$83,018	$52,506,278	$(43,197,264)	$17,969,510	$(287,192)	$27,074,350

Capital issued for financing	18,400,000	18,400	21,371,043	—	—	—	21,389,443
Capital issued from stock options and warrants exercised	835,136,060	8,351	12,830,936	—	(4,900,251)		7,939,036
Capital issued for mineral properties	300,000	300	374,700	—	—	—	375,000
Fair Value of warrants	—	—	—	—
Stock based compensation	—	—	—	—	309,840	—	309,840
Transition Adjustment (Note 2)	—	—	3,530,616	(12,637,875)	(2,553,878)	—	(11,661,137)
Foreign currency translation	—	—	—	—	—	(156,483)	(156,483)
Net Income (Loss)	—	—	—	(5,351,958)	—	—	(5,351,908)
Balance at June 30, 2010	110,069,579	110,069	90,613,573	(61,187,098)	10,825,222	(443,675)	39,918,091

Capital issued for financing	—	—	—	—	—	—	—
Capital issued from stock options and warrants exercised	170,690	171	146,623	—	(146,794)	—	—
Capital issued for acquisition	22,007,453	22,007	28,807,756	—	314,790	—	29,144,553
Stock based compensation	—	—	—	—	33,611	—	33,611
Foreign currency translation	—	—	—	—	—	435,107	435,107
Net Income (Loss)	—	—	—	(3,861,229)	—	—	(3,861,229)
Balance at September 30, 2010	132,247,722	132,247	119,567,952	(65,048,327)	11,026,829	(8,568)	65,670,133

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

1.	Organization and Business Activity:

Paramount Gold and Silver Corp. (‘the Company’), incorporated under the General Corporation Law of the State of Delaware, is a natural resource company engaged in the acquisition, exploration and development of gold, silver and precious metal properties. The Company’s wholly owned subsidiaries include Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, Minera Gama SA de CV, Compania Minera Paramount SAC and X-Cal Resources Ltd.   The Company is an exploration stage company in the process of exploring its mineral properties, and has not yet determined whether these properties contain reserves that are economically recoverable.

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
For the Period Ended September 30, 2010
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
For the Period Ended September 30, 2010
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
For the Period Ended September 30, 2010
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
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

2.	Principal Accounting Policies (Continued):

Fair Value Measurements (Continued)

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

		Fair Value at September 30, 2010			June 30, 2010
Assets	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$
Cash equivalents	18,773,785	18,773,785	-	-	21,380,505
Accounts receivable	1,788,012	1,788,012	-	-	1,511,619
Loan Advance	-	-	-	-	243,495
Equity Conversion Right	413,773	413,773	-	-	516,545
Marketable Securities	2,700	2,700	-	-	-
Liabilities
Warrant liability	6,347,877	-	-	6,347,877	5,979,767

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

The changes in fair value of the Equity Conversion Right during the period ended September 30, 2010 was as follows:

Balance at June 30, 2010	516,545
Change in fair value recorded in earnings	(102,772)
Balance at September 30, 2010	413,773

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Period Ended September 30, 2010
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

Fair Value Measurements (Continued)

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

September 30, 2010
Risk free interest rate	0.26%
Expected life of warrants and options	1 to 2 years
Expected stock price volatility	59.72%
Expected dividend yield	0%

The changes in fair value of the warrants during the year ended September  30, 2010 were as follows:

Balance at June 30, 2010	5,979,767
Issuance of warrants and options	-
Change in fair value recorded in earnings	368,110
Transferred to equity upon exercise	-
Balance at September 30, 2010	6,347,877

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
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

2.	Principal Accounting Policies (Continued):

Accounting Standards Adopted (Continued)

(i)  Derivatives (Continued)

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

2.	Principal Accounting Policies (Continued):

Accounting Standards Adopted (Continued)

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
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

2.	Principal Accounting Policies (Continued):

Accounting Standards Adopted (Continued)

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

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

4.     Non-Cash Transactions:

During the period ended September 30, 2010 and 2009, the Company entered into certain non-cash activities as follows:

	2010	2009
Operating and Financing Activities
From issuance of shares for acquisitions	$28,829,763	$-
From issuance of shares for cashless exercise of options	$146,793	$3,529
From issuance of shares for mineral property	$-	$-

5.           Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.

During the period ended September 30, 2010, the Company issued a total of 22,178,143 common shares which are summarized as follows:

	Common Shares
	2010	2009
Financing	-	-
Acquisition of mineral properties	-	-
For exercise of warrants and options	170,690	-
For acquisition of companies	22,007,453	-
For services	-	5,429
	22,178,143	5,429

During the three month period ended September 30, 2010, the company issued 22,007,453 shares in exchange for all the outstanding and issued shares of X-Cal Resources Ltd.  The Company also  issued  170,690 common shares pursuant to the cashless exercise of 300,000 options at an exercise price of $0.65.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

b) Warrants:

The following share purchase warrants and agent compensation warrants were outstanding at September 30, 2010:

	Exercise price in CAD	Exercise price in USD at June 30, 2010	Number of warrants	Remaining contractual life (years)
Warrants *	$1.05	$1.02	9,000,000	2.41
Agent compensation warrants *	$1.05	$1.02	840,000	2.41
Outstanding and exercisable at September 30, 2010			9,840,000

* Strike price of warrant contract in Canadian dollars.  At September 30, 2010 $1.00 USD = $0.9711 CAD.

5.        Capital Stock (Continued):

	September 30, 2010	September 30, 2009
Risk free interest rate	.26%	0.93%
Expected life of warrants	1.2 years	.3 – 2 years
Expected stock price volatility	59.72%	77.67% to 106.62%
Expected dividend yield	0%	0%
c) Stock options:

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

	September 30, 2010	September 30, 2009
Risk free interest rate	0.26%-0.98%	0.50%-0.91%
Expected dividend yield	0%	0%
Expected stock price volatility	61%-85%	121%-123%
Expected life of options	1 to 2 years	1 to 2 years

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

Changes in the Company’s stock options for the year ended September 30, 2010 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, beginning of period	2,785,000	$0.91	2.4	1,261,750

Issued	1,339,375	1.80
Cancelled / Expired	150,000	1.60
Exercised	300,000	0.65

Outstanding at September 30, 2010	3,674,375	1.23	1.72	1,840,781
Exercisable at September 30, 2010	2,180,625	$0.72	1.59	1,761,281

At September 30, 2010, there were 3,674,375 options outstanding. Options outstanding above that have not been vested at period end are 850,000 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.

For the period ended September 30, 2010 the Company recognized stock based compensation expense in the amount of $33,611 (2009 - $161,975).

6.	Related Party Transactions:

During the period ended September 30, 2010, directors received payments in the amount of $98,000 (2009: $87,157).

During the period ended September 30, 2010 the Company made payments of $22,201 (2009: $19,765) pursuant to a premises lease agreement to a corporation with a shareholder in common with the Company.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

7.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2010	June 30, 2010
Temoris	4,074,754	4,074,754
Iris Royalty	50,000	50,000
Morelos	100,000	100,000
San Miguel Project	17,855,824	17,855,824
Andrea	20,625	20,625
Sleeper	23,859,179	−
Mill Creek	2,096,616	−
Spring Valley	385,429	−
Reese River	64,061	−
Peru	10,000	10,000
	$48,516,487	$22,111,203

8.	Fixed Assets:

			Net Book Value
	Cost	Accumulated Amortization	September 30, 2010	June 30, 2010
Property and Equipment	$799,661	$264,646	$535,015	$519,446

During the period ended September 30, 2010, total additions to property, plant and equipment were $33,321 (2009- $3,068). During the period ended September 30, 2010 the Company recorded depreciation of $17,752.

9.	Investments:

Mexoro Minerals Ltd.

The Company holds 250,000 shares of common stock of Mexoro Minerals Ltd.  It has not recorded these shares in its financial statements because the shares as of the date of this report were restricted from sale and the Company cannot determine if there is any net realizable value until the shares have been liquidated.

Gaibaldi Resources Corp.

The Company also holds 400,000 shares of common stock of Garibaldi Resources Corp.  It has not recorded these shares in its financial statements because it cannot determine if there is any net realizable value until the shares have been liquidated.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the period ended September 30, 2010:
	United States	Mexico / Latin America	Total
Interest income	$20,936	$1	$20,937

Expenses:
Exploration	362,394	1,439,862	1,802,256
Professional fees	167,735	-	167,735
Directors compensation	50,546	-	50,546
Travel and lodging	55,283	-	55,283
Corporate communications	27,045	-	27,045
Consulting fees	74,368	-	74,368
Office and administration	65,471	15,152	80,623
Interest and service charges	1,926	905	2,831
Loss on Disposal of Assets	-	-	-
Insurance	42,319	-	42,319
Amortization	3,348	14,404	17,752
Accretion	14,254	-	14,254
Acquisition Expenses	1,076,273	-	1,076,273
Miscellaneous	-	-	-
Write off of mineral property	-	-	-
Income and other taxes	-	-	-
Total Expenses	1,940,962	1,470,323	3,411,285
Net loss before other items	$1,920,026	$1,470,322	$3,390,348

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the period ended September 30, 2009:

	United States	Peru	Mexico	Total
Interest income	$54,448	$-	$65	$54,514

Expenses:
Exploration	(316,571)	(8,037)	1,183,819	859,211
Professional fees	239,932	-	-	239,932
Travel and lodging	22,124	-	-	22,124
Geologist fees and expenses	190,171	-	29,117	219,288
Corporate communications	39,626	-	-	39,626
Consulting fees	72,207	-	-	72,207
Office and administration	38,221	-	21,960	60,181
Interest and service charges	5,163	-	1,275	6,438
Loss on Disposal of Assets	-	-	-	-
Insurance	14,144	-	-	14,144-
Amortization	5,664	-	8,987	14,651
Office	20,757	-	-	20,757
Acquisition Expenses	365,458	-	-	365,458
Miscellaneous	5,013	-	1	5,014
Stock based compensation	161,975	-	-	161,975
Total Expenses	862,884	(8,037)	1,245,158	2,100,006
Net loss	$808,436	$(8,037)	$1,245,093	$2,045,492

Assets by geographical segment:

	United States	Mexico / Latin America	Total
September 30, 2010
Mineral properties	$26,405,284	$22,111,203	$48,516,487
Equipment	153,722	381,293	535,015

June 30, 2010
Mineral properties	-	22,111,203	22,111,203
Equipment	$125,825	$393,621	$519,446

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

11.	Reclamation and Environmental

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the prepaid insurance balance at September 30, 2010 is $1,042,163.  As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at September 30, 2010 is $2,828,416.

Reclamation and environmental costs are based principally on legal requirements.  Management estimates costs associated with reclamation of mineral properties.  On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

Changes to the Company’s asset retirement obligations are as follows:

Balance, beginning of the period	$0
Asset retirement obligations acquired	1,121,150
Accretion expense	14,254
Payments	(13,099)
Balance, end of period	$1,122,305

12.	Equity Conversion Right

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

At September 30, 2010, the fair value of the Equity Conversion Right was $413,773.  As a result, the Company recorded a loss related to the change in fair value of the Equity Conversion Right of $102,772 on the Consolidated Statements of Operations for the period ended September 30, 2010.

13.	Commitments and Contingencies

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Period Ended September 30, 2010
 (Expressed in United States dollars, unless otherwise stated)

14.	X-Cal Resources Ltd.

On August 23, 2010, the Company acquired all the issued and outstanding shares of common stock of X-Cal Resources Ltd.  X-Cal Resources Ltd. is an exploration stage mining company with advanced projects in the state of Nevada.  The transaction was structured as a statutory Plan of Arrangement under the Business Corporations Act of British Columbia, Canada.  Under the terms of the Plan of Arrangement, X-Cal shareholders received one (1) share of Paramount common stock for every eight (8) common shares of X-Cal.

At the Closing Date, X-Cal Resources Ltd. had 176,059,978 issued and outstanding shares of common stock.  Holders of these shares received a total of 22,007,453 shares of Paramount common stock.  All options to purchase common shares of X-Cal were terminated prior to the Closing Date, and 1,264,375 options to purchase shares of Paramount common stock were granted to those persons under Paramount’s existing stock option plans.

The Company recorded acquisition related costs for the period ended September 30, 2010 of $1,076,273.

The amounts of X-Cal Resources Ltd. revenue and Net Loss included in the Company’s consolidated income statement for the period ended September 30, 2010, and the revenue and earnings of the combined entity had the acquisition date been July 1, 2010, or July 1, 2009, are as follows:

	Revenue	Net Loss (Gain)
Actual from August 23, 2010 to September 30, 2010	$0	$1,188,675
Supplemental pro forma For three month period ended September 30, 2010	$20,937	$4,423,728
Supplemental pro forma For three month period ending September 30, 2009	$54,514	$(290,970)

The following is the allocation of cost of acquisition of X-Cal Resources Ltd.:

Shares eligible for conversion	176,059,978
Common stock exchange ratio per share	0.125
Equivalent new shares to be issued (par value $0.01)	22,007,497
Total fractional shares in exchange not issued	(44)
Shares issued	22,007,453
Paramount common stock price on August 20, 2010	1.31
Total preliminary purchase price (common stock)	$28,829,764
Estimated fair value of options issued	314,790
Total purchase price	$29,144,554

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from management’s perspective on our liquidity financial condition, results of operations and other factors that may affect our future results.  This MD&A should be read in conjunction with the accompanying interim financial statements and related notes.   We also believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2010, as well as other publicly available information.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010   contains “ forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

Company Overview and History

The Company is a U.S. based exploration stage mining company with multi-million ounce advanced stage precious metals projects in Nevada (Sleeper) and northern Mexico (San Miguel).  We are a Delaware corporation incorporated on March 29, 2005.  Our executive  office is located at 665 Anderson Street, Winnemucca, Nevada.   We also have a field office in Temoris, Chihuahua Mexico.

The Company’s business strategy is to acquire and develop known mineral deposits in large-scale geological environments in North America.  This helps eliminate discovery risks and significantly increases the efficiency and effectiveness of exploration programs.  Our projects are located in established mining camps near successful operating mines.  This greatly reduces the related costs for infrastructure requirements at the exploration stage and eventually for mine construction and operations.  The Company’s management is also focused on advancing its gold-bearing tailings and leach pad heaps at the former Sleeper mine towards an early production decision to generate near-term cash flow.

Properties

The San Miguel Project

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
(*) Under option

Nevada Exploration Projects

The Company’s Nevada exploration projects consist of  the Sleeper Gold Property, located in Humboldt County, Nevada, the Mill Creek Property and the Reese River Property both located in Lander County, Nevada, and WR Claims in the Spring Valley Area located in Pershing County, Nevada, United States. Our focus will be the exploration of the Sleeper Gold Property located in Humboldt County, Nevada.

MAP of Nevada Explorations

Acquisition of X-Cal Resources Ltd.

On August 23, 2010, the Company completed the acquisition of X-Cal Resources Ltd. (“X-Cal”).   We acquired all of the issued and outstanding shares of common stock of X-Cal in exchange for 22,007,453 shares of our common stock.  The principal asset of X-Cal is the Sleeper Gold Mine located in Humboldt County, Nevada.  We intend to focus on drilling mine scale exploration targets defined by current and ongoing studies.  The objective of the drilling is to test the targets for gold deposits that warrant follow up drilling for discoveries that can be mined by open pits or underground workings.

The Company has budgeted $3 million towards an exploration program on its Sleeper Mine Property to commence in October 2010 with the following objectives:

●	Confirm the geological model on which the existing resource estimate was based;
●	Test the potential for a significant strike extension to the north of the West Wood resource area;
●	Collect samples for use in metallurgical test work as the next step in completing a Preliminary Economic Assessment of the West Wood resource;
●	Evaluate the potential expansion of a high grade vein occurrence at the Facilities target;
●	Collect new mineralized material for use in metallurgical test work; and
●	Increase the drill density to upgrade the classification of inferred resources in the resource area.

Liquidity and Capital Resources

At September 30, 2010 we had a cash balance of $18,773,785 compared to $21,380,505 for the same period in the prior year. The net reduction in cash is attributable to the funding of our exploration program at our San Miguel project in Mexico.

At September 30, 2010, the Company had a working capital of $20.1 million. Based on our current level of activity in Mexico the cash expenditure rate on a monthly basis is approximately $650,000. We anticipate that the monthly cash rate to increase as a result of planned exploration activities in Nevada. We believe that our existing cash is adequate to meet our budgeted expenses in the short-term.

In the past, the Company has relied on equity financings as its source of cash. In June 2010, we received $3.1 million pursuant to the exercise of purchase warrants. In October 2009, we received net proceeds of approximately $21.7 million through an equity offering of our common stock.

Although equity financings might be required in the future, the Company is exploring generating near-term cash flow through the production of its gold-bearing tailings and leach pad heaps located at its Sleeper Mine property in Nevada. Cash flow from operations would greatly reduce the need to source capital from equity financings which depending on market conditions might be hard to obtain or at terms unacceptable to the Company.

At September 30, 2010, the Company also had 9,840,000 “in-the-money” purchase warrants outstanding. Of the warrants outstanding, 9,000,000 are held by the Company’s largest shareholder FCMI Financial Corporation. If all the issued outstanding warrants were exercised, the Company’s cash balances would increase by approximately $10 million.

At September 30, 2010, the accounts receivable amount of $1,788,012 primarily consisted of value added tax due from the Mexican government. This is an increase of $276,393 from June 30, 2010. We anticipate this amount to decrease over the next 6 months as the Company begins to receive previously filed returns due from the Mexican government.

Results of Operations

Three months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

As an exploratory mining company, we have not earned revenue from our operations since our inception.  All of our income is derived from interest earned on our cash holdings.   We invest our excess cash in short-term Guaranteed Investment Certificates that range from 30 to 90 day terms.  For the period ending September 30, 2010, the Company earned $20,937 compared to $54,514 in interest income for the same period a year earlier.

Costs and Expenses

Exploration expenses were $1,802,256 in the three month period ended September 30, 2010 compared to $1,078,499 for  three month period ended September 30, 2009.   The increase is due to our expanded exploration program at our San Miguel project.  Expenses incurred include geology, drilling, lab analysis, site access, license and permitting.  During the quarter, the Company drilled 33 holes with a cumulative total of 7800 meters at its San Miguel project.   Since inception, we have incurred exploration costs totaling $25,599,520.

Our general and administration expenses which include professional fees, corporate communications, consulting fees and office and administration expense totaled $349,411 for the period ended September 30, 2010 compared to $594,678 for the period ended September 30, 2009.  This decrease of $244,907 or 41% is a direct result of reducing headcount and streamlining all of the Company’s corporate functions.

Acquisition expenses increased by $711,815 to $1,076,273 in the three months ended September 30, 2010 compared to $364,458 in the same period of 2009.  The increase was due to the successful acquisition of X-Cal Resources Ltd. which closed on August 23, 2010.  The expenses incurred included advisory, legal, termination benefits, restructuring and related integration costs.

The increase  in fair value in our warrant liability recorded in the three month ended period of September 30, 2010 was $368,110.  This adjustment was primarily due to the increase in our stock price.

Net Income (loss)

Our net loss before other items for the three month period ended September 30, 2010 was $3,390,347 compared to a loss of $2,045,492  in the previous year comparable period.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at our Mexico and Nevada project locations.

Critical Accounting Policies

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact the results of operations, financial condition and cash flows.  Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  Management believes the Company’s critical accounting policies are those related to ineral property acquisition costs, exploration and development cost, stock based compensation, derivative accounting and foreign currency translation.

Estimates

The Company prepares its consolidated financial statements and notes in conformity to U.S. GAAP and requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, , management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Mineral property acquisition costs

The Company capitalizes the cost of acquiring mineral properties and will amortize these costs over the useful life of a property following the commencement of production  or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.  Costs includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties.  Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts of the specific mineral property at the time the payments are made.

The amounts recorded as mineral properties reflect actual costs incurred to acquire the properties and do not indicate any present or future value of economically recoverable reserves.

Exploration expenses

The company records exploration expenses as incurred.  When it is determined that precious metal resource deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration expenses related to such reserves incurred after such a determination will be capitalized.  To date the Company has not established any proven or probable reserves and will continue to expense exploration expenses as incurred.

Derivatives

The Company has adopted the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock.   The Company has issued stock purchase warrants with exercise prices denominated in a currency other than its functional currency of U.S. dollars.  As a result, these warrants are no longer considered indexed to our stock and must be accounted for as a derivative.

Warrants that are issued with exercise prices other than the Company’s functional currency of the U.S. dollar are accounted for as liabilities.  The fair value of the outstanding warrants liabilities is determined at each reporting date with any change to the liability from a previous period recorded in the Statement of Operations.  We record changes in fair value of the warrant liabilities as a component of other income and expense as we believe the amounts recorded relate to financing activities and not as a result of our operations.  If a stock purchase warrant is exercised the Company is only obligated to issue shares in its common stock.

If the Company were to issue stock purchase warrants with exercise prices in its functional currency, the warrants would be considered indexed to our stock and the fair value at date of issue recorded as equity.  There would be no requirement under U.S. GAAP to report changes in its fair value from period to period

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar.  Transactions involving foreign currencies for items included in operations are translated into U.S. dollars using the monthly average exchange rate and monetary assets and liabilities are translated at the exchange rate prevaliling at the consolidated balance sheet date and all other consolidated balance sheet items are translated at historical rates applicable to the transactions that comprise the amounts.  Translation gains and losses are included in the determination of other comprehensive loss and gains in the Statement of Operations.

Reclassification

Certain comparative figures have been reclassified to conform to the current quarter presentation.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources

Disclosure of Contractual Disclosures

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

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 22,007,453 shares of our common stock pursuant to the acquisition of all the issued and outstanding shares of X-Cal Resources Ltd.

We also issued 170,690 shares of our common stock pursuant to the cashless exercise of 300,000 outstanding options at an exercise price of $0.65.

We relied on the exemptive provisions of Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10-SB filed November 2, 2005
3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8-K filed August 28, 2007
3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8-K filed February 26, 2009
3.3	Restated Bylaws, effective April 18, 2005
4.1	Registration Rights Agreement, dated March 30, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2007
4.2	Form of Investor Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2007
4.3	Form of Broker Warrant, incorporated by reference to Exhibit 10.4 to Form 8-K filed April 6, 2007
4.4	Warrant Certificate, dated March 20, 2009, issued by the Company to Dahlman Rose & Company LLC, incorporated by reference to Exhibit 4.1 to Form 8-K/A filed April 21, 2009
10.1	Option Agreement on San Miguel properties, dated December 19, 2005, incorporated by reference to Exhibit 10.11 to our Amendment to Form 10-SB filed February 9, 2006
10.2	Agency Agreement with Blackmont Capital, Inc., et al., dated March 30, 2007, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2007
10.3	Agreement of Purchase and Sale between the Company and Tara Gold Resources, dated August 22, 2008, incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2008
10.4	Forebearance Agreement between the Company and Mexoro Minerals Ltd., dated March 17, 2009, incorporated by reference to Exhibit 10.5 to Form 8-K on March 23, 2009
10.5	Letter Agreement for Purchase and Sale of Magnetic Resources Ltd., dated February 12, 2009, incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 23, 2009
10.6	Letter Agreement for Assignment of Option Agreement between the Company and Garibaldi Resources Corp., dated February 2, 2009, incorporated by reference to Exhibit 10.7 to Form 8-K on March 23, 2009
10.7	2006/07 Stock Incentive and Compensation Plan, incorporated by reference to Exhibit 10.1 to Form S-8 filed November 8, 2006
10.8	2007/08 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit A to our proxy statement filed June 29, 2007
10.9	2008/09 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit B to our proxy statement filed January 8, 2009
10.10	Financial Advisory Services Agreement, effective March 1, 2009, by and between the Company and Dahlman Rose & Company LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2009
10.11	Form of Klondex Support Agreement, incorporated by reference to Schedule “A” to Exhibit 2.1 to Form 8-K filed July 22, 2009
10.12	Form of Paramount Support Agreement, incorporated by reference to Schedule “B” to Exhibit 2.1 to Form 8-K filed July 22, 2009
10.13	Support Agreement between the Company and FCMI Financial Corporation, dated August 5, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2009
10.14	Support Agreement between the Company and Garibaldi Resources Corp., dated August 5, 2009, incorporated by reference to Exhibit 10.2 to Form 8-K filed August 6, 2009
10.15	Acquisition Agreement between the Company and X-Cal Resources Ltd. dated June 22, 2010, incorporated by reference to Exhibit 2.1 on Form 8-k filed June 25, 2010
31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
———————
*	Filed Herewith

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