Form 10-K/A
period 2010-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2010-12-22
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A-2
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

(775) 625-3600
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

Large accelerated filer ☐	Accelerated filer		☑
Non-accelerated filer ☐	Smaller reporting company		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes		No

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  132,260,224 shares of common stock, $.001 par value as of December 13, 2010.

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

Explanatory Note

Paramount Gold and Silver Corp. (the “Company”) is filing this Amendment No. 2 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on November 5, 2010  (the “Original Filing” and together with the Form 10-K/A, the “Form 10-K”).  As amended by this Form 10-K/A, the Form 10K reflects the following changes:

1.	Presentation of selected financial data for the last five fiscal years;

2.	Inclusion of Quantitative and Qualitative Disclosures about Market Risk;

3.	Consolidated Statement of Stockholder’s Equity: Isolate the cumulative effect of the adoption of FASB ASC 815-40-15-7I from other transactions resulting from exercise of warrants;

4.	Clarification and Additional disclosures as required by Industry Guide 7 for our San Miguel project and Nevada properties

This Form 10-K/A amends the following items in the Company’s Original Filing to reflect the inclusion of the above noted changes:

Part I, Item 1.  Business

Part I, Item 2.  Properties

Part II, Item 6. Select Financial Data

Part II, Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 8.  Financial Statements and Supplementary Data

Part IV, Item 15, Exhibits,  Financial Statement Schedules

This Form 10-K/A does not attempt to modify or update the disclosures in any other items set forth in the Orignial Filing.  This Form 10-K/A speaks as of June 30, 2010, unless otherwise noted.    Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.

i

PART I, Item 1. Business.

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

PART I, Item 2.  Properties

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
N
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

Three styles of gold and silver mineralization occur in the project area:

1.	Silver vein systems (VS) trending NNW

●	Forms most of the historic mining in the district
●	Most of initial resource estimate defined in this style
●	Extends both laterally and at depth
●	Au increases with depth (to 20: 1 Ag: Au or less)

2.	Sheeted Vein Complexes (SVn)

●	Broad zones of quartz veins (up to 600m wide and 2,000m on strike)
●	Similar to the VS style with same orientation, but much wider zones allow for bulk mining methods
●	Silver and base metals shallow, higher gold potential at depth

3.	Volcanic Dome Complexes (VDC)

●	Broad zones and on the margins and within the dome
●	Igneous bodies controlled by intersection of NNW and E-W structures
●	Alteration (thought to be hypogene hematite), zoning, and mineralization support a separate and later mineralizing event
●	Forms most of the "bulk gold" targets

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

Sleeper Gold Property

Location

The Sleeper Gold Property is located  26 miles northwest of Winnemucca, Nevada.  Automobile and truck access to the property is by Interstate Highway 80 to Winnemucca, north on Highway 95 for 32 miles, west on Highway 140 for 14  miles, and then south for 6 miles on the maintained gravel Sod House Road to the project site.   An office building, heavy equipment enclosure plus assorted equipment are present on the Sleeper Gold Property.  Necessary supplies, equipment and services to carry out full sequence exploration and mining development projects are available in Winnemucca, Reno, and Elko, Nevada.

Titles

X-Cal acquired 100% interest and operatorship of the Sleeper Gold Project in 2006.  In December 2006, X-Cal acquired 100% title to the York Leased Lands with no royalties pursuant to a buy out agreement with York Mines.  X-Cal has the rights to explore, develop and mine the Sleeper Gold Property.

The Sleeper Gold Property includes a historic open pit mine operated by AMAX Gold from 1986 until 1996, which produced 1.66 million ounces of gold, and 2.3 million ounces of silver. The property has been the subject of several exploration programs. These programs have produced an extensive database for current exploration targeting and continuing studies.

Mineralization

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

Four main types of gold mineralization are found within the Sleeper deposit and may represent a continuum as the system evolved from a high level, high sulphidation system dominated by intrusion related fluids and volatiles to a low sulphidation meteoric water dominant system (Corbett, 2005,
Utterback, 2005, Histed, 2005). In this setting the paragenetic relationships of the differing mineralization styles are as follows:

● Early - quartz-pyrite-marcasite stockwork
● Intermediate - medium-grade, silica-pyrite-marcasite cemented breccias localized on zones of structural weakness
● Late - high-grade, banded, quartz-adularia-electrum-(sericite) veins
● Post - alluvial gold-silver deposits in Pliocene gravels

Power and Water

As a result of AMAX Inc. mine operation from 1986 to 1996, electrical power is provided to the property by powerlines.  Water is available by two deep water wells located on the property.

Drilling and  Exploration

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

The Sleeper Gold Property is without a known reserve and the proposed program is exploratory in nature.

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

The Mill Creek property is in hilly, grass, sagebrush, juniper and pinyon-covered mountain brush high desert terrain, on the lower western slopes of the Shoshone Range. The climate is favorable for year-round mining, with all supplies and services needed for an exploration program available in the Battle Mountain – Elko area.

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

This property is without a known mineral reserve and there is no current exploratory work being performed.

Reese River Property

The Reese River/Horse Mountain Window Project is located in Lander County, north-central Nevada, approximately 25 miles south of Battle Mountain. The Property lies on the west flank of the Shoshone Range in the Basin and Range Province. The property consists of 148 unpatented lode mining claims that cover an area of approximately 2960 acres. The area is characterized by rolling north and northwest-trending ridges dissected by incised drainages and mostly covered by alluvial deposits on the flank and pediment of the Shoshone range.

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

This property is without a known mineral reserve and there is no current exploratory work being performed.

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

This property is without a known mineral reserve and there is no current exploratory work being performed.

Part II

PART II, Item 6.  Selected Financial Data

The following consolidated financial data has been derived from and should be read in conjunction with our audited financial statements for the years ended June 30, 2006 through 2010.  Our audited financial statements for the years ended June 30, 2006 through 2009 are included in the Company’s annual reports for the years ended June 30, 2006 through 2009.  These reports can be found on the Securities and Exchange Commission’s website located at www.sec.gov

	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Revenue	$35,853	$249,082	$457,562	$268,605	$6,860
Expenses	$10,248,026	$7,490,261	$18,867,523	$15,938,494	$1,881,322
Cash	$21,380,505	$7,040,999	$3,199,848	$16,231,388	$465,791
Total Assets	$46,328,181	$27,457,795	$11,932,328	$22,189,838	$3,848,669
Current Liabilities	$6,410,090	$383,445	$1,714,620	$779,345	$429,246
Total Liabilities	$6,410,090	$383,445	$1,714,620	$779,345	$429,246
Working Capital	$22,750,664	$8,116,541	$4,119,068	$18,137,737	$444,320
Accumulated Deficit	$61,187,098	$43,197,264	$35,956,085	$17,546,124	$1,876,235

PART II, Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The Company holds cash balances in both U.S. and Canadian dollars.  We transact most of our business in US and Canadian dollars.  Some of our expenses, including labor and operating supplies are denominated in Mexican Pesos.  As a result, currency exchange fluctuations may impact our operating costs.  We do not manage our foreign currency exchange rate risk through the use of financial or derivative instruments, forward contracts or hedging activities.

In general, the strengthening of the U.S. dollar or Canadian dollar will positively impact our expenses transacted in Mexican Pesos.   Conversely, any weakening of the U.S dollar or Canadian dollar will increase our expenses transacted in Mexican Pesos.  . We do not believe that any weakening of the U.S. or Canadian dollar as compared to the Mexican peso will have an adverse material affect on our operations.

Interest Rate Risk

The Company’s investment policy for its cash and cash equivalents is focused on the preservation of capital and supporting the liquidity requirements of the Company.  The Company’s interest earned on its cash balances is impacted on the fluctuations of U.S. and Canadian interest rates.  We do not use interest rate derivative instruments to manage exposure to interest rate changes.  We do not believe that interest rate fluctuations will have any effect on our operations

PART II, Item 8.  Financial Statements and Supplementary Data

Our financial statements have been examined to the extent indicated in its reports by Meyers Norris Penny LLP, Chartered Accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC and are included herein, of Page F-1 hereof.

PART IV, Item 15.  Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
President and Chief Executive Officer (principal executive officer)
Date: December  22,  2010

By:	/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer (principal financial and accounting officer)
Date: December  22 , 2010

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

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	President and Chief Executive Officer/Director	December 22, 2010
Christopher Crupi

/s/ CARLO BUFFONE	Chief Financial Officer	December 22, 2010
Carlo Buffone

/s/ JOHN CARDEN	Director	December 22, 2010
John Carden

/s/ RUDI P. FRONK	Director	December 22, 2010
Rudi P. Fronk

/s/ ELISEO GONZALEZ-URIEN	Director	December 22, 2010
Eliseo Gonzalez-Urien

/s/ MICHEL YVAN STINGLHAMBER	Director	December 22, 2010
Michel Yvan Stinglhamber

/s/ ROBERT DINNING	Director	December 22, 2010
Robert Dinning

/s/CHRISTOPHER REYNOLDS	Director	December 22,2010
Christopher Reynolds

/s/SHAWN KENNEDY	Director	December 22, 2010
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

MEYERS NORRIS PENNY LLP

Vancouver, BC
September 13, 2010

CHARTERED ACCOUNTANTS & BUSINESS ADVISORS 2300 – 1055 DUNSMUIR STREET VANCOUVER, BC V7X 1J1 PH. (604) 685-8408 FAX (604) 685-8594 www.mnp.ca

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

Commitments and Contingencies (Note 13) Restatement (Note 15) Subsequent Events (Note 16)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Audited)
For the Year Ended June 30, 2010 , June 30, 2009 and June 30, 2008
(Expressed in United States dollars, unless otherwise stated)

	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008	Cumulative Since Inception March 29, 2005 to June 30, 2010
Revenue

Interest Income	$35,853	$249,082	$457,562	$1,017,962

Expenses:
Incorporation Costs	—	—	—	1,773
Exploration	6,043,791	2,372,621	8,696,342	23,797,264
Professional Fees	931,404	1,244,792	3,235,090	6,225,054
Directors Compensation	141,224	—	—	141,224
Travel & Lodging	192,642	228,920	429,494	1,049,248
Corporate Communications	332,139	803,186	1,472,081	3,117,098
Consulting Fees	418,437	1,561,084	4,143,664	13,804,820
Office & Administration	429,149	960,700	603,702	2,355,833
Interest & Service Charges	57,644	18,987	11,281	96,842
Loss on disposal of Fixed Assets	—	44,669	—	44,669
Insurance	47,804	76,705	90,701	275,872
Depreciation	66,367	99,010	95,627	296,279
Miscellaneous	18,124	91,592	93,384	203,097
Financing & Listing Fees	—	(12,005)	(3,843)	(22,024)
Acquisition Expenses	1,242,569	—	—	1,242,570
Income and other taxes	51,732	—	—	51,732
Write Down of Mineral Property	275,000	—		1,746,049
Total Expense	10,248,026	7,490,261	18,867,523	54,427,400

Net Loss before other item	10,212,173	7,241,179	18,409,961	53,409,438

Other item
Change in fair value of Equity Conversion Right	821,155	—	—	821,155
Change in fair value of warrant liability	(5,681,370)	—	—	6,956,505
Net Loss	$5,351,958	$7,241,179	$18,409,961	$61,187,098

Other comprehensive loss
Foreign Currency Translation Adjustment	156,483	267,215	28,389	443,675
Total Comprehensive Loss for the Period	$5,508,441	$7,508,394	$18,438,350	$61,630,773

Loss per Common share
Basic	$0.06	$0.12	$0.38
Diluted	$0.06	$0.11	$0.38

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	98,617,938	62,941,467	47,703,566
Diluted	98,617,938	65,433,659	47,703,566

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows (Audited)
For the Year Ended June 30, 2010, June 30, 2009 and June 30, 2008
(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008	Cumulative since Inception to June 30, 2010
Operating Activities:
Net Loss	$(5,351,958)	$(7,241,179)	(18,409,961)	$(61,187,098)
Adjustment for:
Amortization	66,367	99,010	95,627	296,279
Loss on disposal of assets	—	44,669	—	44,669
Stock based compensation	309,840	1,733,052	6,061,101	16,457,524
Accrued interest	—	(58,875)	—	(58,875)
Write-down Mineral Properties	275,000	—	—	1,746,049
Change in fair value of equity conversion right	821,155	—	—	821,155
Change in fair value of warrant liability	(5,681,370)	—	—	6,956,505
(Increase) Decrease in accounts receivable	(1,290,352)	1,163,225	(415,594)	(1,511,619)
(Increase) Decrease in prepaid expenses	37,215	296,765	(174,298)	(45,368)
Increase (Decrease) in accounts payable	46,878	(1,331,175)	703,254	430,324

Cash used in Operating Activities	(10,767,225)	(5,294,508)	(12,139,871)	(36,050,455)

Investing Activities:
Purchase of GIC receivable	1,063,772	—	(1,004,897)	58,875
Note receivable issued (repaid)	(152,130)	800,000	(870,000)	(222,130)
Purchase of equity conversion right	(1,337,700)	—	—	(1,337,700)
Purchase of Mineral Properties	(3,574,252)	(469,754)	(1,040,308)	(6,918,809)
Purchase of Equipment	(64,955)	(340,000)	(179,114)	(890,873)

Cash used in Investing Activities	(4,065,265)	(9,754)	(3,094,319)	(9,310,637)

Financing Activities:
Demand notes payable issued	—	—	—	105,580
Issuance of capital stock	29,328,480	9,399,256	2,250,000	67,124,640

Cash from Financing Activities:	29,328,480	9,399,256	2,250,000	67,230,220

Effect of exchange rate changes on cash	(156,484)	(253,843)	(47,350)	(488,623)

Increase (Decrease) in Cash	14,339,506	3,841,151	(13,031,540)	21,380,505
Cash, beginning	7,040,999	3,199,848	16,231,388	—

Cash, ending	$21,380,505	$7,040,999	$3,199,848	$21,380,505

Supplemental Cash Flow Disclosure:
Interest Received	$35,853	—	$7,642
Cash	2,723,992	180,225	1,679,114
Short term investments	18,656,513	6,887,139	17,752,121

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statement of Stockholders’ Equity (Audited)
For the Period Ended June 30, 2010, June 30, 2009 and June 30, 2008
(Expressed in United States dollars, unless otherwise stated)
	Shares	Par Value	Capital in Excess of Par Value	Deficit	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at September 30, 2005	11,267,726	$11,268	$1,755	$(1,773)	$—	$—	$11,250

Forward split	45,267,726	45,267	(45,267)	—	—	—	—
Returned to treasury	(61,660,000)	(61,660)	61,660				—
Capital issued for financing	48,289,835	48,291	20,320,683	—	—	—	20,368,974
Capital issued for services	4,157,500	4,157	9,477,295	—	—	—	9,481,452
Capital issued for mineral properties	1,178,519	1,179	2,682,617	—	—	—	2,683,796
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Fair Value of warrants	—	—	—	—	8,460,682		8,460,682
Stock based compensation	—	—	—	—	5,080,263	—	5,080,263
Foreign currency translation	—	—	—	—	—	(19,977)	(19,977)
Net Income (loss)	—	—	—	(35,954,312)	—	—	(35,954,312)
Balance at June 30, 2008	48,540,997	48,541	32,604,284	(35,956,085)	13,540,945	(19,977)	10,217,708

Capital issued for financing	16,707,791	16,707	5,828,684	—	—	—	5,845,391
Capital issued for services	1,184,804	1,185	683,437	—	—	—	684,622
Capital issued from stock options exercised	384,627	385	249,623	—	(237,008)	—	13,000
Capital issued for mineral properties	16,200,000	16,200	13,140,250	—	—	—	13,156,450
Fair Value of warrants	—	—	—	—	3,612,864	—	3,612,864
Stock based compensation	—	—	—	—	1,052,709	—	1,052,709
Foreign currency translation	—	—	—	—	—	(267,215)	(267,215)
Net Income (loss)	—	—	—	(7,241,179)	—	—	(7,241,179)
Balance at June 30, 2009	83,018,219	$83,018	$52,506,278	$(43,197,264)	$17,969,510	$(287,192)	$27,074,350

Capital issued for financing	18,400,000	18,400	21,371,043	—	—	—	21,389,443
Capital issued from stock options and warrants exercised	8,351,36060	8,351	16,361,552	—	(3,841,264)		12,528,639
Capital issued for mineral properties	300,000	300	374,700	—	—	—	375,000
Fair Value of warrants	—	—	—	—
Stock based compensation	—	—	—	—	309,840	—	309,840
Transition Adjustment (Note 2)	—	—	—	(12,637,875)	(3,612,865)	—	(16,250,740)
Foreign currency translation	—	—	—	—	—	(156,483)	(156,483)
Net Income (loss)	—	—	—	(5,351,958)	—	—	(5,351,958)
Balance at June 30, 2010	110,069,579	110,069	90,613,573	(61,187,098)	10,825,222	(443,675)	39,918,091

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

Loss for the period by geographical segment for the year ended June 30, 2010:
	United States/ Canada	Mexico/ Latin America	Total
Interest income	$35,779	$74	$35,853

Expenses:
Exploration	640,045	5,403,746	6,043,791
Professional fees	930,926	478	931,404
Directors compensation	141,224	-	141,224
Travel and lodging	192,642	-	192,642
Corporate communications	332,139	-	332,139
Consulting fees	418,437	-	418,437
Office and administration	310,371	118,778	429,149
Interest and service charges	53,818	3,826	57,644
Loss on Disposal of Assets	-	-	-
Insurance	47,804	-	47,804
Amortization	18,661	47,706	66,367
Acquisition Expenses	1,242,569	-	1,242,569
Miscellaneous	18,124	-	18,124
Write off of mineral property	275,000	-	275,000
Income and other taxes	51,732	-	51,732
Total Expenses	4,673,492	5,574,534	10,248,026
Net loss	$4,637,713	$5,574,460	$10,212,173

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

11.        Segmented Information (Continued):

Loss for the period by geographical segment for the year ended June 30, 2009:

	United States	Mexico/ Latin America	Total
Interest income	$194,636	$54,446	$249,082

Expenses:
Exploration	960,547	1,412,074	2,372,621
Professional fees	1,217,815	26,977	1,244,792
Travel and lodging	228,920	-	228,920
Corporate communications	803,186	-	803,186
Consulting fees	1,561,084	-	1,561,084
Office and administration	303,941	656,759	960,700
Interest and service charges	17,540	1,447	18,987
Loss on Disposal of Assets	—	44,669	44,669
Insurance	54,493	22,212	76,705
Depreciation	45,501	53,509	99,010
Miscellaneous	91,592	-	91,592
Financing & Listing Fees	(12,005)	-	(12,005)
Total Expenses	5,272,614	2,217,647	7,490,261
Net loss	$5,077,978	$2,163,201	$7,241,179

Loss for the period by geographical segment for the year ended June 30, 2008:

	United States	Mexico / Latin America	Total
Interest income	$454,240	$3,322	$457,562

Expenses:
Exploration	(137,739)	8,834,081	8,696,342
Professional fees	3,234,674	416	3,235,090
Travel and lodging	429,494	-	429,494
Corporate communications	1,472,081	-	1,472,081
Consulting fees	4,143,664	-	4,143,664
Office and administration	468,509	135,193	603,702
Interest and service charges	7,752	3,529	11,281
Loss on Disposal of Assets	—	—	—
Insurance	68,222	22,479	90,701
Depreciation	34,138	61,489	95,627
Miscellaneous	93,384	-	93,384
Financing & Listing Fees	(3,843)	-	(3,843	) )
Total Expenses	9,810,336	9,057,187	18,867,523
Net loss	$9,355,596	$9,053,865	$18,409,461

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

	June 30, 2010	June 30, 2009
Risk free interest rate	.046% - 1.64%	0.50% - 0.91%
Expected dividend yield	0%	0%
Expected stock price volatility	87% - 120%	121% - 123%
Expected life of options	3 years	1 to 2 years

Changes in the Company’s stock options for the year ended June 30, 2010 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, beginning of period	4,532,000	$0.78
Issued	300,000	1.60
Cancelled / Expired	185,000	1.46
Exercised	1,862,000	0.65
Outstanding at June 30, 2010	2,785,000	$ 0.91	2.4	$1,261,750
Exercisable at June 30, 2010	1,952,748	$0.66	2.1	$1,257,750

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

	2010	2009	2008
United States
Loss carry forwards	5330,789	3,719,009	2,779,941
Other	(154,964)	-
Property, plant and equipment	27	30,986	24,007
Mexico
Loss carry forwards	5,774,259	4,226,860	3,673,779
Property, plant and equipment	56,134	21,627	8,117
Peru
Loss carry forwards	1,203,263	1,203,263	1,147,342
Property, plant and equipment		---	6,451

Valuation allowance	(12,209,509)	(9,201,745)	(7,639,637)

Net deferred tax asset	—	—	—

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

	For the Year Ended
	As Previously Reported	As Restated
	June 30, 2009	June 30, 2009
Revenue
Interest Income	$249,082	$249,082

Expenses:

Incorporation Costs	-	-
Exploration	1,548,330	2,372,621
Professional Fees	1,244,792	1,244,792
Directors Compensation	-	-
Travel & Lodging	228,920	228,920
Geologist Fees and Expenses	824,291	-
Corporate Communications	260,907	803,186
Consulting Fees	1,561,084	1,561,084
Marketing	542,279	-
Office & Administration	881,726	960,700
Interest & Service Charges	18,987	18,987
Loss on disposal of Fixed Assets	44,669	44,669
Insurance	76,705	76,705
Depreciation	99,010	99,010
Rent	78,974	-
Miscellaneous	91,592	91,592
Financing & Listing Fees	(12,005)	(12,005)
Acquisition Expenses	-	-
Income and Other Taxes	-	-
Write Down of Mineral Property	-	-
Total Expense	7,490,261	7,490,261
Net Loss	7,241,179	7,241,179
Other comprehensive loss
Foreign Currency Translation Adjustment	267,215	267,215
Total Comprehensive Loss for the Period	$7,508,394	$7,508,394
Basic Income(Loss) per Common Share	0.12	0.12
Diluted Income (Loss) per Common Share	0.11	0.11
Weighted Average Number of Common Shares Used in Per Share Calculations
-Basic	62,941,467	62,941,467
-Diluted	65,423,659	65,423,659

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

15. Restatement (Continued):

As Previously Reported:
	Shares	Par Value	Capital in Excess of Par Value	Deficit	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2009	83,018,219	$83,018	$52,506,278	$(43,197,264)	$17,969,510	$(287,192)	$27,074,350

Capital issued for financing	18,400,000	18,400	21,371,043	—	—	—	21,389,443
Capital issued from stock options and warrants exercised	8,351,36060	8,351	12,830,936	—	(4,900,251)		7,939,036
Capital issued for mineral properties	300,000	300	374,700	—	—	—	375,000
Fair Value of warrants	—	—	—	—
Stock based compensation	—	—	—	—	309,840	—	309,840
Transition Adjustment (Note 2)	—	—	3,530,616	(12,637,875)	(2,553,878)	—	(11,661,137)
Foreign currency translation	—	—	—	—	—	(156,483)	(156,483)
Net Income (loss)	—	—	—	(5,351,958)	—	—	(5,351,908)
Balance at June 30, 2010	110,069,579	110,069	90,613,573	(61,187,098)	10,825,222	(443,675)	39,918,081

As Restated:

	Shares	Par Value	Capital in Excess of Par Value	Deficit	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2009	83,018,219	$83,018	$52,506,278	$(43,197,264)	$17,969,510	$(287,192)	$27,074,350

Capital issued for financing	18,400,000	18,400	21,371,043	—	—	—	21,389,443
Capital issued from stock options and warrants exercised	8,351,36060	8,351	16,361,552	—	(3,841,264)		12,528,639
Capital issued for mineral properties	300,000	300	374,700	—	—	—	375,000
Fair Value of warrants	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	309,840	—	309,840
Transition Adjustment (Note 2)	—	—	—	(12,637,875)	(3,612,865)	—	(16,250,740)
Foreign currency translation	—	—	—	—	—	(156,483)	(156,483)
Net Income (loss)	—	—	—	(5,351,958)	—	—	(5,351,958)
Balance at June 30, 2010	110,069,579	110,069	90,613,573	(61,187,098)	10,825,222	(443,675)	39,918,081

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