Form 10-Q
period 2010-12-31
PARAMOUNT GOLD & SILVER CORP.
filed 2011-02-08
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 135,121,815 shares of Common Stock, $.001 par value as of February 2, 2010.

i

PARAMOUNT GOLD AND SILVER CORP.

ii

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

iii

Index

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended December 31, 2010 and 2009

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at December 31, 2010(Unaudited) and June 30, 2010 (Audited)
(Expressed in United States dollars, unless otherwise stated)

	As at December 31, 2010 (Unaudited)	As at June 30, 2010 (Audited)
Assets

Current Assets
Cash and cash equivalents	$17,132,173	$21,380,505
Amounts receivable	2,110,067	1,511,619
Equity conversion right (Note 12)	336,590	516,545
Loan advance	-	243,495
Prepaid and deposits	133,459	45,368
Prepaid insurance, current portion (Note 11)	245,215	-
Marketable sercurities	2,700	-
	19,960,204	23,697,532
Long Term Assets
Mineral properties (Note 7)	48,666,487	22,111,203
Fixed assets (Note 8)	526,497	519,446
Prepaid insurance, non current portion (Note 11)	735,644	-
Reclamation bond	2,821,895	-
	52,750,523	22,630,649

	$72,710,727	$46,328,181

Liabilities and Shareholder’s Equity

Liabilities

Current Liabilities
Accounts payable	$999,548	$430,323
Warrant Liability (Note 2)	25,232,895	5,979,767
	26,232,443	6,410,090
Long Term Liabilities
Reclamation and Enviromental Obligation	1,131,559	-
	1,131,559	-
Shareholder’s Equity
Capital stock (Note 5)	133,618	110,069
Additional paid in capital	124,107,531	90,613,573
Contributed surplus	11,262,157	10,825,222
Deficit accumulated during the exploration stage	(89,984,685)	(61,187,098)
Cumulative translation adjustment	(171,896)	(443,675)
	45,346,725	39,918,091

	$72,710,727	$46,328,181

Commitments and Contingencies (Note 13), Subsequent Events (Note 15)

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended December 31, 2010	Six Month Period Ended December 31, 2010	Three Month Period Ended December 31, 2009	Six Month Period Ended December 31, 2009	Cumulative Since Inception March 29, 2005 to to December 31, 2010
Revenue
Interest Income	$25,416	$46,352	$-	$66,309	$1,064,315
Other Income	178,230	178,230	-	-	178,230
Total Revenue	$203,646	$224,582	$-	$66,309	$1,242,545

Expenses:
Incorporation Costs	-	-	-	-	1,773
Exploration	1,910,603	3,712,858	1,538,070	2,616,569	27,510,123
Professional Fees	468,328	636,064	167,442	407,374	6,861,117
Directors Compensation	142,181	192,727	-	-	333,951
Travel & Lodging	62,872	118,155	64,986	87,110	1,167,403
Corporate Communications	54,379	81,424	46,564	86,190	3,198,522
Consulting Fees	171,258	245,625	111,816	345,998	14,050,446
Office & Administration	142,207	222,831	71,827	152,764	2,578,663
Interest & Service Charges	3,185	6,016	32,115	50,347	102,857
Loss on disposal of Fixed Assets	-	-	-	-	44,669
Insurance	96,269	138,588	11,367	25,511	414,460
Depreciation	20,425	38,176	16,614	31,265	334,456
Accretion	35,210	49,464	-	-	49,464
Miscellaneous	-	-	(30,118)	(25,103)	203,097
Financing & Listing Fees	-	-	77,484	77,484	(22,024)
Acquisition Expenses	4,758	1,081,030	695,721	1,060,180	2,323,601
Income and other taxes	-	-	-	-	51,732
Write Down of Mineral Property	-	-	275,000	275,000	1,746,049
Total Expense	3,111,675	6,522,958	3,078,888	5,190,689	60,950,359
Net Loss before other item	2,908,029	6,298,376	3,078,888	5,124,380	59,707,814

Other item
Change in fair value of Equity Conversion Right	77,183	179,955	-	-	1,001,110
Change in fair value of warrant liability	21,951,146	22,319,256	170,674	(2,917,613)	29,275,761
Net Loss	$24,936,358	$28,797,587	$3,249,562	$2,206,767	$89,984,685

Other comprehensive loss
Foreign Currency Translation Adjustment	163,328	(271,779)	(47,603)	(58,266)	171,896
Total Comprehensive Loss for the Period	$25,099,686	$28,525,808	$3,201,959	$2,148,501	$90,156,581

Loss per Common share
Basic and Diluted	$0.19	$0.23	$0.03	$0.02

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	132,323,785	125,782,488	94,264,765	86,394,206
Diluted	132,323,785	125,782,488	98,764,765	90,894,206

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars, unless otherwise stated)

	For the Six Month Period Ended December 31, 2010	For the Six Month Period Ended December 31, 2009	Cummulative Since Inception to December 31, 2010

Operating Activities

Net Loss	$(28,797,587)	(2,206,767)	(89,984,685)
Adjustment for:
Depreciation	38,176	31,265	334,455
Loss on disposal of assets	-	-	44,669
Stock based compensation	306,311	209,191	16,763,835
Accrued interest	-	-	(58,875)
Write-down of mineral properties	-	275,000	1,746,049
Accretion expense	49,464	-	49,464
Change in reclamation	(19,435)	-	(19,435)
Insurance expense	35,344	-	35,344
Change in fair value of equity conversion right	179,955	-	1,001,110
Change in fair value of warrant liability	22,319,256	(2,917,613)	29,275,761
(Increase) Decrease in accounts receivable	(598,448)	(251,785)	(2,110,067)
(Increase) Decrease in prepaid expenses	(88,091)	30,612	(133,459)
Increase (Decrease) in accounts payable	569,225	(96,205)	999,549

Cash used in Operating Activities	(6,005,830)	(4,926,302)	(42,056,285)

Purchase of GIC receivable	-	-	58,875
Notes receivable issued	243,495	91,365	21,365
Purchase of Equity conversion right	-	(1,337,700)	(1,337,700)
Purchase of Mineral properties	(150,000)	(3,574,251)	(7,068,809)
Purchase of Equipment	(45,227)	(28,068)	(936,100)

Cash used in Investing Activities	48,268	(4,848,654)	(9,262,369)

Demand notes payable issued	-	-	105,580
Issuance of capital Stock	1,437,450	21,761,042	68,562,090

Cash used in Financing Activities	1,437,450	21,761,042	68,667,670

Effect of exchange rate changes on Cash	271,780	68,226	(216,843)

Change in cash during period	(4,248,332)	12,054,312	17,132,173
Cash at beginning of period	21,380,505	7,040,999	-

Cash at end of period	$17,132,173	$19,095,311	$17,132,173

Supplemental Cash Flow Disclosure
Interest Received	$20,937	$7,642
Cash	2,243,119	2,066,115
Short-term investments	16,530,666	17,021,554

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Six Months Period Ended December 31, 2010
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

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Six Months Period Ended December 31, 2010
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Deficit	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at June 30, 2009	83,018,219	$83,018	$52,506,278	$(43,197,264)	$17,969,510	$(287,192)	$27,074,350

Capital issued for financing	18,400,000	18,400	21,371,043	—	—	—	21,389,443
Capital issued from stock options and warrants exercised	835,136,060	8,351	16,361,552	—	(3,841,264)	—	12,528,639
Capital issued for mineral properties	300,000	300	374,700	—	—	—	375,000
Fair Value of warrants	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	309,840	—	309,840
Transition Adjustment (Note 2)	—	—	—	(12,637,875)	(3,612,864)	—	(16,250,739)
Foreign currency translation	—	—	—	—	—	(156,483)	(156,483)
Net Income (loss)	—	—	—	(5,351,958)	—	—	(5,351,908)
Balance at June 30, 2010	110,069,579	110,069	90,613,573	(61,187,098)	10,825,222	(443,675)	39,918,091

Capital issued for financing	—	—	—	—	—	—	—
Capital issued from stock options and warrants exercised	170,690	171	146,623	—	(146,794)	—	—
Capital issued for acquisition	22,007,453	22,007	28,807,756	—	314,790	—	29,144,553
Stock based compensation	—	—	—	—	33,611	—	33,611
Foreign currency translation	—	—	—	—	—	435,107	435,107
Net Income (loss)	—	—	—	(3,861,229)	—	—	(3,861,229)
Balance at September 30, 2010	132,247,722	132,247	119,567,952	(65,048,327)	11,026,829	(8,568)	65,670,133

Capital issued for financing	—	—	—	—	—	—	—
Capital issued from stock options and warrants exercised	1,371,250	1,371	4,539,579	—	(37,372)	—	4,503,578
Capital issued for acquisition	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	272,700	—	272,700
Foreign currency translation	—	—	—	—	—	(163,328)	(163,328)
Net Income (loss)	—	—	—	(24,936,358)	—	—	(24,936,358)
Balance at December 31, 2010	133,618,972	133,618	124,107,531	(89,984,685)	11,262,157	(171,896)	45,346,725

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
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

2.  Principal Accounting Policies:

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the do not include all of the disclosures required by generally accepted accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included.  The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Paramount Gold and Silver Corp. for the year ended June 30, 2010.

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
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

	Fair Value at December 31, 2010				June 30, 2010
Assets	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$
Cash equivalents	17,132,173	17,132,173	-	-	21,380,505
Accounts receivable	2,110,067	2,110,067	-	-	1,511,619
Loan Advance	-	-	-	-	243,495
Equity Conversion Right	336,590	336,590	-	-	516,545
Marketable Securities	2,700	2,700	-	-	-
Liabilities
Warrant liability	25,232,895	-	-	25,232,895	5,979,767

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

The changes in fair value of the Equity Conversion Right during the period ended December 31, 2010 was as follows:

Balance at September 30, 2010	413,773
Change in fair value recorded in earnings	(77,183)
Balance at December 31, 2010	336,590

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
(Expressed in United States dollars, unless otherwise stated)

2.  Principal Accounting Policies (Continued):

Fair Value Measurements (Continued)

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

December 31, 2010
Risk free interest rate	0.25%
Expected life of warrants and options	1 to 2 years
Expected stock price volatility	70.89%
Expected dividend yield	0%

The changes in fair value of the warrants during the year ended December 31, 2010 were as follows:

Balance at September 30, 2010	6,347,877
Issuance of warrants and options	-
Change in fair value recorded in earnings	21,951,146
Transferred to equity upon exercise	(3,066,128)
Balance at December 31, 2010	25,232,895

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
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

In addition, we have recorded a gain related to the change in fair value of the warrant liability of $5,681,370 on the Consolidated Statements of Operations for the year ended June 30, 2010 and $22,319,256 for the six months ended December 31, 2010.

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
(Expressed in United States dollars, unless otherwise stated)

4.  Non-Cash Transactions:

During the six month period ended December 31, 2010 and 2009, the Company entered into certain non-cash activities as follows:

	2010	2009
Operating and Financing Activities
From issuance of shares for acquisitions	$28,829,763	$-
From issuance of shares for cashless exercise of options	$146,793	$142,462
From issuance of shares for mineral property	$-	$375,000

5.  Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.

During the six month period ended December 31, 2010, the Company issued a total of  23,549,393 common shares which are summarized as follows:

	Common Shares
	2010	2009
Financing	-	18,400,000
Acquisition of mineral properties	-	300,000
For exercise of warrants and options	1,541,940	674,408
For acquisition of companies	22,007,453	-
	23,549,393	19,374,408

During the six month period ended December 31, 2010, the company issued 22,007,453 shares in exchange for all the outstanding and issued shares of X-Cal Resources Ltd.  The Company also issued 241,940 common shares pursuant to the exercise of options and 1,300,000 shares pursuant to the exercise of share purchase warrants.

b) Warrants:

The following share purchase warrants and agent compensation warrants were outstanding at December 31, 2010:

	Exercise price in CAD	Exercise price in USD at December 31, 2010	Number of warrants	Remaining contractual life (years)
Warrants *	$1.05	$1.06	7,700,000	2.08
Agent compensation warrants *	$1.05	$1.06	840,000	2.08
Outstanding and exercisable at December 31, 2010			8,540,000
* Strike price of warrant contract in Canadian dollars.  At December 31, 2010 $1.00 USD = $0.995 CAD.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
(Expressed in United States dollars, unless otherwise stated)

5.  Capital Stock (Continued):

	December 31, 2010	December 31, 2009
Risk free interest rate	.25%	.31%
Expected life of warrants	1.2 years	1.5 years
Expected stock price volatility	70.1%	111%
Expected dividend yield	0%	0%

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

	December 31, 2010	December 31, 2009
Risk free interest rate	0.57%-0.67%	0.40%-0.47%
Expected dividend yield	0%	0%
Expected stock price volatility	84%-87%	114%-116%
Expected life of options	1 to 2 years	3 years

Changes in the Company’s stock options for the year ended December 31, 2010 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, beginning of period	3,674,375	1.23	1.72	1,840,781

Issued	660,000	2.74
Cancelled / Expired	-	-
Exercised	71,250	0.99

Outstanding at December 31, 2010	4,263,125	1.45	1.90	10,657,119
Exercisable at December 31, 2010	3,351,457	1.22	1.40	9,203,699

At December 31, 2010, there were 4,263,125 options outstanding. Options outstanding above that have not been vested at period end are 911,668 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.

For the three month period ended December 31, 2010 the Company recognized stock based compensation expense in the amount of $272,700 (2009 - $209,191).

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
(Expressed in United States dollars, unless otherwise stated)

6.  Related Party Transactions:

During the three month period ended December 31, 2010, directors received payments in the amount of $220,896 (2009: $90,601).

During the three month period ended December 31, 2010 the Company made payments of $24,856 (2009: $20,613) pursuant to a premises lease agreement to a corporation with a shareholder in common with the Company.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

7.  Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2010	June 30, 2010
Temoris	4,074,754	4,074,754
Iris Royalty	50,000	50,000
Morelos	100,000	100,000
San Miguel Project	17,855,824	17,855,824
Andrea	20,625	20,625
Sleeper	24,009,179	−
Mill Creek	2,096,616	−
Spring Valley	385,429	−
Reese River	64,061	−
Peru	10,000	10,000
	$48,666,487	$22,111,203

During the quarter ended December 31, 2010, the Company made a payment of $150,000 towards a previously purchased mineral claim that is part of the Sleeper Gold project.  The Company has one payment remaining due December 7, 2011 for $100,000.

8.  Fixed Assets:

			Net Book Value
	Cost	Accumulated Amortization	December 31, 2010	June 30, 2010
Property and Equipment	$811,568	$285,071	$526,497	$519,446

During the six month  period ended December 31, 2010, total additions to property, plant and equipment were $45,227 (2009- $28,069). During the six month period ended December 31, 2010 the Company recorded depreciation of $38,176.

9.  Investments:

Mexoro Minerals Ltd.

The Company holds 250,000 shares of common stock of Mexoro Minerals Ltd.  It has not recorded these shares in its financial statements because the shares as of the date of this report were restricted from sale and the Company cannot determine if there is any net realizable value until the shares have been liquidated.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
(Expressed in United States dollars, unless otherwise stated)

9.  Investments (Continued):

Garibaldi Resources Corp.

During the period ended, December 31, 2010, the Company sold 400,000 shares of common stock of Garibaldi Resources Corp for net proceeds of $154,590.  It recorded the gain as other income in its Consolidated Statements of Operations.

10.  Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss by geographical segment for the six month period ended December 31, 2010:

	United States	Mexico / Latin America	Total
Interest income	$46,351	$1	$46,352
Other income	$178,230	$-	$178,230
Total income	$224,581	$1	$224,582

Expenses:
Exploration	1,542,934	2,169,924	3,712,858
Professional fees	636,064	-	636,064
Directors compensation	192,727	-	192,727
Travel and lodging	118,155	-	118,155
Corporate communications	81,424	-	81,424
Consulting fees	245,625	-	245,625
Office and administration	187,046	35,785	222,831
Interest and service charges	4,302	1,714	6,016
Loss on Disposal of Assets	-	-	-
Insurance	138,588	-	138,588
Amortization	9,327	28,849	38,176
Accretion	49,464	-	49,464
Acquisition Expenses	1,081,030	-	1,081,030
Miscellaneous	-	-	-
Write off of mineral property	-	-	-
Income and other taxes	-	-	-
Total Expenses	4,286,686	2,236,272	6,522,958
Net loss before other items	$4,062,105	$2,236,271	$6,298,376

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
(Expressed in United States dollars, unless otherwise stated)

10.  Segmented Information (Continued):

Loss by geographical segment for the six month period ended December 31, 2009:

	United States	Mexico / Latin America	Total
Interest income	$66,244	$65	$66,309

Expenses:
Exploration	367,198	2,249,371	2,616,569
Professional fees	407,374	-	407,374
Travel and lodging	87,110	-	87,110
Corporate communications	86,190	-	86,190
Consulting fees	345,998	-	345,998
Office and administration	122,380	30,384	152,764
Interest and service charges	48,416	1,931	50,347
Loss on Disposal of Assets	-	-	-
Insurance	25,511	-	25,511
Amortization	11,421	19,844	31,265
Acquisition Expenses	1,060,180	-	1,060,180
Miscellaneous	(25,103)	-	(25,103)
Write off of mineral property	275,000	-	275,000
Financing & listing fees	77,484	-	77,484
Total Expenses	2,889,159	2,301,530	5,190,689
Net loss before other items	$2,822,915	$2,301,465	$5,124,380

Assets by geographical segment:

	United States	Mexico / Latin America	Total

December 31, 2010
Mineral properties	$26,555,284	$22,111,203	$48,666,487
Equipment	130,601	395,896	526,497

December 31, 2009
Mineral properties	-	22,111,203	22,111,203
Equipment	$114,489	$403,172	$$517,661

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
(Expressed in United States dollars, unless otherwise stated)

11.  Reclamation and Environmental

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the prepaid insurance balance at December 31, 2010 is $980,859.  As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at December 31, 2010 is $2,821,895.

Reclamation and environmental costs are based principally on legal requirements.  Management estimates costs associated with reclamation of mineral properties.  On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

Changes to the Company’s asset retirement obligations are as follows:

Balance, beginning of the period	$1,122,305
Asset retirement obligations acquired	-
Accretion expense	35,210
Payments	(25,956)
Balance, end of period	$1,131,559

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

During the period ended, December 31, 2010, SNS changed its name to Gold Finder Explorations Ltd.

At December 31, 2010, the fair value of the Equity Conversion Right was $336,590.  As a result, the Company recorded a loss related to the change in fair value of the Equity Conversion Right of $77,183 on the Consolidated Statements of Operations for the three month  period ended December 31, 2010.

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
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

The Company recorded acquisition related costs for the six month  period ended December 31, 2010 of $1,081,030.

The amounts of X-Cal Resources Ltd. revenue and Net Loss included in the Company’s consolidated income statement for the period ended December 31, 2010, and the revenue and earnings of the combined entity had the acquisition date been July 1, 2010, or July 1, 2009, are as follows:

	Revenue	Net Loss (Gain)	Net Loss Per Share
Actual from August 23, 2010 to December 31, 2010	$0	$1,476,846	$0.01
Supplemental pro forma
For three month period ended December 31, 2010	$224,582	$29,376,478	$0.23
Supplemental pro forma
For three month period ending December 31, 2009	$66,309	$3,630,727	$0.04

The following is the allocation of cost of acquisition of X-Cal Resources Ltd.:

Shares eligible for conversion	176,059,978

Common stock exchange ratio per share	0.125
Equivalent new shares to be issued (par value $0.01)	22,007,497
Total fractional shares in exchange not issued	(44)
Shares issued	22,007,453
Paramount common stock price on August 20, 2010	1.31
Total preliminary purchase price (common stock)	$28,829,764
Estimated fair value of options issued	314,790
Total purchase price	$29,144,554

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2010
(Expressed in United States dollars, unless otherwise stated)

15.  Subsequent Events:

Subsequent events have been identified as of January 31, 2011.

The Company issued 919,090 shares pursuant to the cashless exercise of 1,150,000 outstanding options at a weighted exercise price of $0.7.  It also issued 243,750 shares pursuant to the exercise of outstanding options for proceeds of $453,000 and issued 340,000 shares pursuant to the exercise of outstanding stock purchase warrants for proceeds of $357,000.

Index

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010   contains “ forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

Index

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

Map 1 – San Miguel Project Location

Index

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

Index

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

Index

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

Index

The Company has budgeted $3 million towards an exploration program on its Sleeper Mine Property.  The program commenced   in October 2010 with the following objectives:

•	Confirm the geological model on which the existing resource estimate was based;
•	Test the potential for a significant strike extension to the north of the West Wood resource area
•	Collect samples for use in metallurgical test work as the next step in completing a Preliminary Economic Assessment of the West Wood resource
•	Evaluate the potential expansion of a high grade vein occurrence at the Facilities target
•	Collect new mineralized material for use in metallurgical test work; and
•	Increase the drill density to upgrade the classification of inferred resources in the resource area.

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

Liquidity and Capital Resources

At December 31, 2010 we had a cash balance of $17,132,173 compared to $19,095,311 for the same period in the prior year.  The net reduction in cash is attributable to the funding of our exploration program at our San Miguel project in Mexico and the commencement of our exploration program at the Sleeper Mine in Nevada

At December 31, 2010, the Company had a net working capital, excluding the non-cash warrant liability, of $19 million.  We anticipate our cash expenditures to be approximately $1.0 million per month to fund our exploration activities at our San Miguel and Nevada projects.  We believe that our existing cash is adequate to meet our budgeted expenses in the short-term.

In the past, the Company has relied on equity financings as its source of cash.  In June 2010, we received $3.1 million pursuant to the exercise of purchase warrants.  In October 2009, we received net proceeds of approximately $21.7 million through an equity offering of our common stock.   During the three month period ended December 31, 2010, the company received $1.365 million pursuant to the exercise of stock purchase warrants.

Although equity financings might be required in the future, the Company is exploring generating near-term cash flow through the reprocessing of its gold-bearing tailings and leach pad heaps located at its Sleeper Mine property in Nevada.  Cash flow from operations would greatly reduce the need to source capital from equity financings which depending on market conditions might be hard to obtain or at terms unacceptable to the Company.

At December 31, 2010, the Company also had 8,540,000 “in-the-money” purchase warrants outstanding.  Of the warrants outstanding, 7,700,000 are held by the Company’s largest shareholder FCMI Financial Corporation.  If all the issued outstanding warrants were exercised, the Company’s cash balances would increase by approximately $8.9  million.

Index

At December 31, 2010, the accounts receivable amount of $2,110,067 primarily consisted of value added tax due from the Mexican government.  This is an  increase of $322,055 from September 30, 2010.  We anticipate this amount to remain constant as the amount of funds received by the Mexican government are replaced with new value added tax returns that will result from our continued exploration program.

Results of Operations

Three and Six months Ended December 31, 2010 Compared to Three and Six Months Ended December 31, 2009

Revenues

As an exploratory mining company, we have not earned revenue from our operations since our inception.  The majority of our income is derived from interest earned on our cash holdings.  During the period ended December 31, 2010 the Company recorded a gain of $154,590 from the disposition of marketable securities held for sale.  We invest our excess cash in short-term Guaranteed Investment Certificates that range from 30 to 90 day terms.  For the three month period ending December 31, 2010, the Company earned $25,416 compared to $66,309 in interest income for the same period a year earlier.

Costs and Expenses

Exploration expenses were $1,910,603 and $3,712,858 for the three and six  month period ended December 31, 2010 compared to $$1,538,070 and $2,616,569 for the three and  six month period ended December 31, 2009.   Our level of expenditures has increased as we continue with our exploration program at out San Miguel project in Mexico and as we begin and expand our program at the Sleeper mine in Nevada.  Expenses incurred include geology, drilling, lab analysis, site access, license and permitting.  Each project site had two drill rigs operating during the quarter.   During the three month period ended December 31, 2010, the Company drilled 16 holes with a cumulative total of 18,576 feet (5,662 meters) at its San Miguel project and 11 holes with a cumulative total of 10,704 feet (3,263 meters) at its Nevada project.  For the six month period ended December 31, 2010, a total of 60 holes have been drilled with a cumulative length of 54,870 feet (16,724 meters).    Since inception, we have incurred exploration costs totaling $27,452,049.

Our general and administration expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $836,173 for the three month period ended December 31, 2010.  This is a 110% increase over the comparable three month period ended December 31, 2009.  The increase is due mainly to the stock based compensation expense recorded from the options granted and options that vested in the quarter of $272,700, the year-end bonus paid to the company’s CEO of $119,352 and the additional corporate expenses that resulted from the acquisition of X-Cal resources.

In the three month period ended December 31, 2010, we incurred minimal additional acquisition expenses related to our purchase of X-Cal Resources Ltd.  which closed on August 23, 2010.  For the six month period ended December 31, 2010, the expenses incurred include advisory, legal, termination benefits, restructuring and related integration costs.  Although the total acquisition expenses incurred are similar to the comparable period in the prior fiscal year comparing the years is difficult due to the differing outcomes of the two separate and unrelated transactions.   .

The increase in fair value in our warrant liability recorded in the three and  six month period ended December 31, 2010 was $21,951,146 and $22,319,256 respectively.  This adjustment was primarily due to the increase in our share price from $1.30 at June 30, 2010 to a share price of $3.99 at December 31, 2010.

Net Income (loss)

Our net loss before other items for the six month period ended December 31, 2010 was $6,298,376 compared to a loss of $5,124,380  in the previous year comparable period.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at our Mexico and Nevada project locations.

Index

Critical Accounting Policies

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact the results of operations, financial condition and cash flows.  Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  Management believes the Company’s critical accounting policies are those related to mineral property acquisition costs, exploration and development cost, stock based compensation, derivative accounting and foreign currency translation.

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

Index

If the Company were to issue stock purchase warrants with exercise prices in its functional currency, the warrants would be considered indexed to our stock and the fair value at date of issue recorded as equity.  There would be no requirement under U.S. GAAP to report changes in its fair value from period to period.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar.  Transactions involving foreign currencies for items included in operations are translated into U.S. dollars using the monthly average exchange rate and monetary assets and liabilities are translated at the exchange rate prevailing at the consolidated balance sheet date and all other consolidated balance sheet items are translated at historical rates applicable to the transactions that comprise the amounts.  Translation gains and losses are included in the determination of other comprehensive loss and gains in the Statement of Operations.

Reclassification

Certain comparative figures have been reclassified to conform to the current quarter presentation.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Disclosure of Contractual Disclosures

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk profile has not changed significantly from its year ended June 30, 2010.

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

Interest Rate Risk

The Company’s investment policy for its cash and cash equivalents is focused on the preservation of capital and supporting the liquidity requirements of the Company.  The Company’s interest earned on its cash balances is impacted on the fluctuations of U.S. and Canadian interest rates.  We do not use interest rate derivative instruments to manage exposure to interest rate changes.  We do not believe that interest rate fluctuations will have any effect on our operations.

Index

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

Index

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued 1,300,000 shares of our common stock at $1.05 per share pursuant to the exercise of stock purchase warrants for proceeds of $1,365,000.

We relied on the exemptive provisions of Section 4(2) of the Securities Act.

Item 3.	Defaults upon senior securities

Not Applicable.

Item 4.	Removed and Reserved

Item 5.	Other information

During the period, the Company increased the CEO’s monthly base salary to $24,865 ($25,000 $CAD) from $20,000 and awarded the CEO a bonus of $119,352 ($120,000 $CAD)

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10-SB filed November 2, 2005

3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8-K filed August 28, 2007

3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8-K filed February 26, 2009

3.3	Restated Bylaws, effective April 18, 2005

4.1	Registration Rights Agreement, dated March 30, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2007

4.2	Form of Investor Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2007

4.3	Form of Broker Warrant, incorporated by reference to Exhibit 10.4 to Form 8-K filed April 6, 2007

4.4	Warrant Certificate, dated March 20, 2009, issued by the Company to Dahlman Rose & Company LLC, incorporated by reference to Exhibit 4.1 to Form 8-K/A filed April 21, 2009

Index

Exhibit Number	Description
10.1	Option Agreement on San Miguel properties, dated December 19, 2005, incorporated by reference to Exhibit 10.11 to our Amendment to Form 10-SB filed February 9, 2006

10.2	Agency Agreement with Blackmont Capital, Inc., et al., dated March 30, 2007, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2007

10.3	Agreement of Purchase and Sale between the Company and Tara Gold Resources, dated August 22, 2008, incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2008

10.4	Forebearance Agreement between the Company and Mexoro Minerals Ltd., dated March 17, 2009, incorporated by reference to Exhibit 10.5 to Form 8-K on March 23, 2009

10.5	Letter Agreement for Purchase and Sale of Magnetic Resources Ltd., dated February 12, 2009, incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 23, 2009

10.6	Letter Agreement for Assignment of Option Agreement between the Company and Garibaldi Resources Corp., dated February 2, 2009, incorporated by reference to Exhibit 10.7 to Form 8-K on March 23, 2009

10.7	2006/07 Stock Incentive and Compensation Plan, incorporated by reference to Exhibit 10.1 to Form S-8 filed November 8, 2006

10.8	2007/08 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit A to our proxy statement filed June 29, 2007

10.9	2008/09 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit B to our proxy statement filed January 8, 2009

10.10	Financial Advisory Services Agreement, effective March 1, 2009, by and between the Company and Dahlman Rose & Company LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2009

10.11	Form of Klondex Support Agreement, incorporated by reference to Schedule “A” to Exhibit 2.1 to Form 8-K filed July 22, 2009

10.12	Form of Paramount Support Agreement, incorporated by reference to Schedule “B” to Exhibit 2.1 to Form 8-K filed July 22, 2009

10.13	Support Agreement between the Company and FCMI Financial Corporation, dated August 5, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2009

10.14	Support Agreement between the Company and Garibaldi Resources Corp., dated August 5, 2009, incorporated by reference to Exhibit 10.2 to Form 8-K filed August 6, 2009

10.15	Acquisition Agreement between the Company and X-Cal Resources Ltd. dated June 22, 2010, incorporated by reference to Exhibit 2.1 on Form 8-k filed June 25, 2010

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

———————

*	Filed Herewith

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

Date: February 7, 2011	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: February 7, 2011		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer