Form 10-Q
period 2011-03-31
PARAMOUNT GOLD & SILVER CORP.
filed 2011-05-09
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has  submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 136,195,117 shares of Common Stock, $.001 par value as of April 29, 2011.

i

PARAMOUNT GOLD AND SILVER CORP.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.
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

iii

Index

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended March 31, 2011 and 2010

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at March 31, 2011(Unaudited) and June 30, 2010 (Audited)
(Expressed in United States dollars, unless otherwise stated)

	As at March 31,	As at June 30,
	2011 (Unaudited)	2010 (Audited)
Assets

Current Assets
Cash and cash equivalents	$16,264,965	$21,380,505
Amounts receivable	1,881,297	1,511,619
Equity conversion right (Note 12)	501,078	516,545
Loan advance	-	243,495
Prepaid and deposits	130,690	45,368
Prepaid insurance, current portion (Note 11)	245,215	-
Marketable sercurities	1,800	-
Total Current Assets	19,025,045	23,697,532
Non-Current Assets
Mineral properties (Note 7)	48,666,487	22,111,203
Fixed assets (Note 8)	493,244	519,446
Prepaid insurance, non current portion (Note 11)	674,340
Reclamation bond (Note 11)	2,801,797
Total Non-Current Assets	52,635,868	22,630,649

Total Assets	$71,660,913	$46,328,181

Liabilities and Shareholder’s Equity

Current Liabilities
Accounts payable	$419,376	$430,323
Warrant Liability (Note 2)	21,726,833	5,979,767
Total Current Liabilities	22,146,209	6,410,090
Non-Current Liabilities
Reclamation and Enviromental Obligation	1,146,574	-
Total Non-Current Liabilities	1,146,574	-
Shareholder’s Equity
Capital stock (Note 5)	136,182	110,069
Additional paid in capital	129,529,437	90,613,573
Contributed surplus	11,240,782	10,825,222
Deficit accumulated during the exploration stage	(92,587,140)	(61,187,098)
Cumulative translation adjustment	48,869	(443,675)
Total Shareholder's Equity	48,368,130	39,918,091

Total Liabilities and Shareholder's Equity	$71,660,913	$46,328,181

Subsequent Events (Note 14)

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Unaudited)
 (Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended March 31, 2011	Nine Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010	Nine Month Period Ended March 31, 2010	Cumulative Since Inception March 29, 2005 to to March 31, 2011
Revenue
Interest Income	$39,474	$85,826	$14,446	$80,755	$1,103,789
Other Income	$2,603	$180,833	$-	$-	$180,833
Total Revenue	42,077	266,659	14,446	80,755	1,284,622

Expenses:
Incorporation Costs	-	-	-	-	1,773
Exploration	2,531,665	6,244,524	1,338,425	3,982,744	30,041,788
Professional Fees	283,796	919,805	284,518	691,893	7,144,913
Directors Compensation	551,895	744,677	58,258	94,468	885,846
Travel & Lodging	46,214	164,369	70,962	158,072	1,213,617
Corporate Communications	137,346	218,770	158,545	322,219	3,335,868
Consulting Fees	119,690	365,315	66,088	348,127	14,170,136
Office & Administration	59,376	282,207	112,959	265,723	2,638,039
Interest & Service Charges	3,467	9,483	4,293	54,640	106,324
Loss on disposal of Fixed Assets	-	-	-	-	44,669
Insurance	95,334	233,922	11,085	36,596	509,794
Depreciation	16,738	54,915	15,700	46,965	351,194
Accretion	35,210	84,674	-	-	84,674
Miscellaneous	-	-	32,387	7,281	203,097
Financing & Listing Fees	-	-	-	-	(22,024)
Acquisition Expenses	45	1,081,075	-	1,060,180	2,323,646
Income and other taxes	13,015	13,015	43,101	43,101	64,747
Write Down of Mineral Property	-	-	-	275,000	1,746,049
Total Expense	3,893,791	10,416,751	2,196,321	7,387,009	64,844,150
Net Loss before other item	3,851,714	10,150,092	2,181,875	7,306,254	63,559,528

Other items
Change in fair value of Equity Conversion Right	(164,488)	15,467	419,525	419,525	836,622
Change in fair value of warrant liability	(1,085,671)	21,233,585	(1,628,829)	(4,546,442)	28,190,090
Other Income & Expenses	900	900	-	-	900
Net Loss	$2,602,455	$31,400,044	$972,571	$3,179,337	$92,587,140

Other comprehensive loss
Foreign Currency Translation Adjustment	(220,765)	(492,544)	165,884	107,618	(48,869)
Total Comprehensive Loss for the Period	$2,381,690	$30,907,500	$1,138,455	$3,286,955	$92,538,271

Loss per Common share
Basic and Diluted	$0.02	$0.24	$0.01	$0.03

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	135,096,531	128,841,845	101,742,087	91,771,247
Diluted	135,096,531	128,841,845	105,742,087	95,771,247

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows (Unaudited)
 (Expressed in United States dollars, unless otherwise stated)

	For the Nine Month Period Ended March 31, 2011	For the Nine Month Period Ended March 31, 2010	Cummulative Since Inception to March 31, 2011

Operating Activities

Net Loss	$(31,400,044)	(3,179,337)	(92,587,142)
Adjustment for:
Depreciation	54,915	46,965	351,194
Loss on disposal of assets	-	-	44,669
Stock based compensation	1,154,415	256,407	17,611,939
Accrued interest	-	-	(58,875)
Write-down of mineral properties	-	275,000	1,746,049
Accretion expense	84,674	-	84,674
Change in reclamation	(19,532)	-	(19,532)
Insurance expense	96,648	-	96,648
Other non-cash transactions	900		836,622
Change in fair value of equity conversion right	15,467	419,525	836,622
Change in fair value of warrant liability	21,233,585	(4,546,442)	28,190,090
(Increase) Decrease in accounts receivable	(369,678)	(1,143,648)	(1,881,297)
(Increase) Decrease in prepaid expenses	(85,322)	43,172	(130,690)
Increase (Decrease) in accounts payable	(10,947)	(187,107)	419,377

Cash used in Operating Activities	(9,244,919)	(8,015,465)	(44,459,652)

Purchase of GIC receivable	-	9,961	58,875
Notes receivable issued	243,495	91,365	21,365
Purchase of Equity conversion right	-	(1,337,700)	(1,337,700)
Purchase of Mineral Properties	(150,000)	(3,574,252)	(7,068,809)
Purchase of Equipment	(28,712)	(28,296)	(919,585)

Cash used in Investing Activities	64,783	(4,838,922)	(9,245,854)

Demand notes payable issued	-	-	105,580
Issuance of capital Stock	3,572,052	26,239,904	70,696,692

Cash used in Financing Activities	3,572,052	26,239,904	70,802,272

Effect of echange rate changes on Cash	492,544	(107,618)	3,921

Change in cash during period	(5,115,540)	13,277,899	16,264,965
Cash at beginning of period	21,380,505	7,040,999	-

Cash at end of period	$16,264,965	$20,318,898	$16,264,965

Supplemental Cash Flow Disclosure
Interest Received	$85,826	$80,755
Cash	4,454,979	7,310,932
Short-term investments	11,809,986	13,007,966

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Nine Month Period Ended March 31, 2011
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
For the Nine Month Period Ended March 31, 2011
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

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Nine Month Period Ended March 31, 2011
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Deficit	Contributed Surplus	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at December 31, 2010	133,618,972	133,618	124,107,531	(89,984,685)	11,262,157	(171,896)	45,346,725

Capital issued for financing	—	—	—	—	—	—	—
Capital issued from stock options and warrants exercised	2,563,642	2,564	5,421,906	—	(869,479)	—	4,554,991
Capital issued for acquisition	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	848,104	—	848,104
Foreign currency translation	—	—	—	—	—	220,765	220,765
Net Income (loss)	—	—	—	(2,602,455)	—	—	(2,602,455)
Balance at March 31, 2011	136,182,614	136,182	129,529,437	(92,587,140)	11,240,782	48,869	48,368,130

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2011
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
For the Nine Month Period Ended March 31, 2011
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
For the Nine Month Period Ended March 31, 2011
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
For the Nine Month Period Ended March 31, 2011
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
For the Nine Month Period Ended March 31, 2011
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

			Fair Value at March 31, 2011						June 30, 2010
Assets	Total		Level 1		Level 2		Level 3		Total
	$		$		$		$		$
Cash equivalents		16,264,965		16,264,965		-		-	21,380,505
Accounts receivable		1,881,297		1,881,297		-		-	1,511,619
Loan Advance		-		-		-		-	243,495
Equity Conversion Right		501,078		501,078		-		-	516,545
Marketable Securities		1,800		1,800		-		-	-
Liabilities
Warrant liability		21,726,833		-		-		21,726,833	5,979,767

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

The changes in fair value of the Equity Conversion Right during the period ended March 31, 2011 was as follows:

Balance at December 31, 2010	$336,590
Change in fair value recorded in earnings	164,488
Balance at March 31, 2011	$501,078

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2011
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

Fair Value Measurements (Continued)

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

March 31, 2011
Risk free interest rate	0.29%
Expected life of warrants and options	1 year
Expected stock price volatility	71%
Expected dividend yield	0%

The changes in fair value of the warrants during the period ended March 31, 2011 were as follows:

Balance at December 31, 2010	$25,232,895
Issuance of warrants and options	-
Change in fair value recorded in earnings	(1,085,671)
Transferred to equity upon exercise	(2,420,391)
Balance at March 31, 2011	$21,726,833

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
For the Nine Month Period Ended March 31, 2011
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

In addition, we have recorded a gain related to the change in fair value of the warrant liability of $5,681,370 on the Consolidated Statements of Operations for the year ended June 30, 2010 and $21,233,585 for the nine months ended March 31, 2011.

3.	Recent Accounting Pronouncements:

ASC 860

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“ASC 860”).  ASC 860 is intended to establish standards of financial reporting for the transfer of assets to improve the relevance, representational faithfulness, and comparability. ASC 860 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company has adopted  ASC 860 on July 1, 2010. The Company has determined that the adoption of ASC 860 will have no impact on its consolidated financial statements.

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
For the Nine Month Period Ended March 31, 2011
 (Expressed in United States dollars, unless otherwise stated)

3.	Recent Accounting Pronouncements: (Continued)

ASU 2010-29

In December 2010, the Financial Accounting Standards Board (FASB) issued additional Accounting Standards Update (ASU) 2010-29 on interim and annual disclosure of pro forma financial information related to business combinations. The new guidance clarifies the acquisition date that should be used for reporting the pro forma financial information in which comparative financial statements are presented. It is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

ASU 2010-6

In January 2010, the FASB issued guidance regarding fair value: 1) adding new requirements for disclosures about transfers into and out of Levels 1 and 2 measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, and 2) clarifying existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance also required that disclosures about postretirement benefit plan assets be provided by classes of assets instead of by major categories of assets. The guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity, which was effective for fiscal years beginning after December 15, 2010. The Company has adopted this guidance, which did not have any effect on its results of operations, financial position and cash flows.

4.	Non-Cash Transactions:

During the nine month period ended March 31, 2011 and 2010, the Company entered into certain non-cash activities as follows:

	2011	2010
Operating and Financing Activities
From issuance of shares for acquisitions	$28,829,763	$-
From issuance of shares for cashless exercise of options	$2,341,322	$636,491
From issuance of shares for mineral property	$-	$375,000

5.	Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.

During the nine month period ended March 31, 2011, the Company issued a total of 26,113,035 common shares which are summarized as follows:

	Common Shares
	2011	2010
Financing	-	18,400,000
Acquisition of mineral properties	-	300,000
For exercise of warrants and options	4,105,582	4,754,835
For acquisition of companies	22,007,453	-
	26,113,035	23,454,835

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2011
 (Expressed in United States dollars, unless otherwise stated)

5.	Capital Stock (Continued):

During the nine month period ended March 31, 2011, the company issued 22,007,453 shares in exchange for all the outstanding and issued shares of X-Cal Resources Ltd.  The Company also issued 1,965,582 common shares pursuant to the exercise of options and 2,140,000 shares pursuant to the exercise of share purchase warrants.

b) Warrants:

The following share purchase warrants were outstanding at March 31, 2011:

	Exercise price in CAD	Exercise price in USD at March 31, 2011	Number of warrants	Remaining contractual life (years)
Warrants *	$1.05	$1.08	7,700,000	1.97
Outstanding and exercisable at March 31, 2011			7,700,000

* Strike price of warrant contract in Canadian dollars.  At March 31, 2011 $1.00 USD = $1.0290 CAD.

	March 31, 2011	March 31, 2010
Risk free interest rate	.29%	.24 to 1.02%
Expected life of warrants	1 year	1.5 years
Expected stock price volatility	70.9%	68 to 88%
Expected dividend yield	0%	0%

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

	March 31, 2011	March 31, 2010
Risk free interest rate	0.43%	0.40%-0.47%
Expected dividend yield	0%	0%
Expected stock price volatility	62%-87%	114%-116%
Expected life of options	1 to 2 years	3 years

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2011
 (Expressed in United States dollars, unless otherwise stated)

Changes in the Company’s stock options for the three month period ended March 31, 2011are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, beginning of period	4,263,125	1.45	1.90	10,657,119

Issued	-	-
Cancelled / Expired	-	-
Exercised	2,027,005	1.12

Outstanding at March 31, 2011	2,223,620	1.77	2.27	4,697,055
Exercisable at March 31, 2011	1,993,621	1.65	2.07	4,077,655

At March 31, 2011, there were 2,223,620 options outstanding. Options outstanding above that have not been vested at period end are 229,999 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.

For the three and nine month period ended March 31, 2011 the Company recognized stock based compensation expense in the amount of $848,104  (2010 - $47,216) and $1,154,415 (2010 - $256,407) respectively.

6.	Related Party Transactions:

During the three and nine month period ended March 31, 2011, directors received payments in the amount of $82,500 (2010: $51,000) and $162,500 (2010 - $51,000).

During the three and nine month period ended March 31, 2011 the Company made payments of $23,228 (2010- $26,097) and $71,729 (2010-$69,094)  pursuant to a premises lease agreement to a corporation with a shareholder in common with the Company.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

7.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2011	June 30, 2010
Temoris	4,074,754	4,074,754
Iris Royalty	50,000	50,000
Morelos	100,000	100,000
San Miguel Project	17,855,824	17,855,824
Andrea	20,625	20,625
Sleeper	24,009,179	−
Mill Creek	2,096,616	−
Spring Valley	385,429	−
Reese River	64,061	−
Peru	10,000	10,000
	$48,666,487	$22,111,203

During the nine month period ended December 31, 2010, the Company made a payment of $150,000 towards a previously purchased mineral claim that is part of the Sleeper Gold project.  The Company has one payment remaining due December 7, 2011 for $100,000.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2011
 (Expressed in United States dollars, unless otherwise stated)

8.	Fixed Assets:

			Net Book Value
	Cost	Accumulated Amortization	March 31, 2011	June 30, 2010
Property and Equipment	$795,053	$301,809	$493,244	$519,446

During the nine month  period ended March 31, 2011, total additions to property, plant and equipment were $28,712 (2010- $28,296). During the nine month period ended March 31, 2011 the Company recorded depreciation of $54,915.

9.	Investments:

Mexoro Minerals Ltd.

The Company holds 250,000 shares of common stock of Mexoro Minerals Ltd.  It has not recorded these shares in its financial statements because the shares as of the date of this report were restricted from sale and the Company cannot determine if there is any net realizable value until the shares have been liquidated.

Garibaldi Resources Corp.

During the nine month period ended, March 31, 2011, the Company sold 400,000 shares of common stock of Garibaldi Resources Corp for net proceeds of $154,590.  It recorded the gain as other income in its Consolidated Statements of Operations.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2011
 (Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss by geographical segment for the nine month period ended March 31, 2011:
	United States	Mexico	Total
Interest income	$65,652	$20,174	$85,826
Other income	$178,230	$2,603	$180,833
Total income	$243,882	$22,777	$266,659

Expenses:
Exploration	2,683,214	3,561,310	6,244,524
Professional fees	919,805	-	919,805
Directors compensation	744,677	-	744,677
Travel and lodging	164,369	-	164,369
Corporate communications	218,770	-	218,770
Consulting fees	365,315	-	365,315
Office and administration	246,407	35,800	282,207
Interest and service charges	7,190	2,293	9,483
Insurance	233,922	-	233,922
Amortization	13,414	41,501	54,915
Accretion	84,674	-	84,674
Acquisition Expenses	1,081,075	-	1,081,075
Income and other taxes	13,015	-	13,015
Total Expenses	6,775,847	3,640,904	10,416,751
Net loss before other items	$6,531,965	$3,618,127	$10,150,092

Other item
Change in fair value of Equity Conversion Right	15,467	-	15,467
Change in fair value of warrant liability	21,233,585	-	21,233,585
Other Income & Expenses	900	-	900
Net Loss	$27,781,917	$3,618,127	$31,400,044

Other comprehensive loss
Foreign Currency Translation Adjustment	(492,544)	$-	(492,544)
Total Comprehensive Loss for the Period	$27,289,373	3,618,127	$30,907,500

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2011
 (Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss by geographical segment for the nine month period ended March 31, 2010:

	United States	Mexico	Total
Interest income	$80,683	$72	$80,755

Expenses:
Exploration	319,853	3,662,891	3,982,744
Professional fees	691,893	-	691,893
Directors Compensation	94,468	-	94,468
Travel and lodging	158,072	-	158,072
Corporate communications	322,219	-	322,219
Consulting fees	348,127	-	348,127
Office and administration	204,771	60,952	265,723
Interest and service charges	51,731	2,909	54,640
Insurance	36,596	-	36,596
Amortization	13,280	33,685	46,965
Acquisition Expenses	1,060,180	-	1,060,180
Miscellaneous	7,281	-	7,281
Write off of mineral property	275,000	-	275,000
Income and other taxes	43,101	-	43,101
Total Expenses	3,626,572	3,760,437	7,387,009
Net loss before other items	$3,545,889	$3,760,365	$7,306,254

Other item
Change in fair value of Equity Conversion Right	419,525	-	419,525
Change in fair value of warrant liability	(4,546,442)	-	(4,546,442)
Other Income & Expenses	-	-	0
Net Loss	$(581,028)	$3,760,365	$3,179,337

Other comprehensive loss
Foreign Currency Translation Adjustment	107,618	-	107,618
Total Comprehensive Loss for the Period	$(473,410)	$3,760,365	$3,286,955

Assets by geographical segment:

	United States	Mexico / Latin America	Total

March 31, 2011
Mineral properties	$26,555,284	$22,111,203	$48,666,487
Equipment	139,048	354,196	493,244

June 30, 2010
Mineral properties	-	22,111,203	22,111,203
Equipment	$125,908	$389,559	$519,446

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2011
 (Expressed in United States dollars, unless otherwise stated)

11.	Reclamation and Environmental

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the prepaid insurance balance at March 31, 2011 is $919,555.  As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at March 31, 2011 is $2,806,647.

Reclamation and environmental costs are based principally on legal requirements.  Management estimates costs associated with reclamation of mineral properties.  On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

Changes to the Company’s asset retirement obligations are as follows:

Balance, beginning of the period	$1,131,559
Asset retirement obligations acquired	-
Accretion expense	35,210
Payments	(20,195)
Balance, end of period	$1,146,574

12.	Equity Conversion Right

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

During the period ended, December 31, 2010, SNS changed its name to Gold Finder Explorations Ltd.

At March 31, 2011, the fair value of the Equity Conversion Right was $501,078.  As a result, the Company recorded a gain related to the change in fair value of the Equity Conversion Right of $164,488 on the Consolidated Statements of Operations for the three month period ended March 31, 2011.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2011
 (Expressed in United States dollars, unless otherwise stated)

13.	X-Cal Resources Ltd.

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

The Company recorded acquisition related costs for the nine month period ended March 31, 2011 of $1,081,075.

The amounts of X-Cal Resources Ltd. revenue and Net Loss included in the Company’s consolidated income statement for the nine month period ended March 31, 2011, and the revenue and earnings of the combined entity had the acquisition date been July 1, 2010, or July 1, 2009, are as follows:

	Revenue	Net Loss (Gain)	Net Loss Per Share
Actual from August 23, 2010 to March 31, 2011	$0	$1,643,528	$0.01
Supplemental pro forma For nine month period ended March 31, 2011	$254,100	$31,774,024	$0.24
Supplemental pro forma For nine month period ending March 31, 2010	$80,755	$5,466,937	$0.06

The following is the allocation of cost of acquisition of X-Cal Resources Ltd.:

Shares eligible for conversion	176,059,978

Common stock exchange ratio per share	0.125
Equivalent new shares to be issued (par value $0.01)	22,007,497
Total fractional shares in exchange not issued	(44)
Shares issued	22,007,453
Paramount common stock price on August 20, 2010	1.31
Total preliminary purchase price (common stock)	$28,829,764
Estimated fair value of options issued	314,790
Total purchase price	$29,144,554

The following represents the allocation of the total purchase price:

Total preliminary purchase consideration	$29,144,554
Less historical X-Cal net assets acquired:
Cash and equivalents	843,101
Prepaid insurance	1,040,485
Reclamation bond	2,926,476
Fixed assets	30,604
Mineral property interests	26,405,284
Other assets	85,228
Accounts payable	(1,065,474)
Reclamation and enviromental obligations	(1,121,150)

X-Cal net assets acquired	$29,144,554

14.  Subsequent Events:

The Company issued 12,500 common shares pursuant to the exercise of stock options for proceeds of $21,000.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011   contains “ forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

The Company’s business strategy is to acquire and develop known precious metals deposits in large-scale geological environments in North America.  This helps eliminate discovery risks and significantly increases the efficiency and effectiveness of exploration programs.  Our projects are located in established mining camps near successful operating mines.  This greatly reduces the related costs for infrastructure requirements at the exploration stage and eventually for mine construction and operations.

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

Map 1 – San Miguel Project Location

NEW MEXICO
TEXAS
AZ
El Paso
Cuidad Juarez
UNITED STATES
Gulf Of Mexico
MAP AREA
(CHIHUAHUA)
MEXICO
Pacific Ocean
San Pedro Corralitos
Nuevo Casas Grandes
SONORA
CHIHUAHUA
Rio Grande
Dolores
Mulatos
Yecora
Pinos Altos
La Junta
Ciudad Chihuahua
Plomosas
San Carlos
Santa Eulalia
La Perla
Moris
Ocampo Project
Cusihuiriachic
Naica
COAHUILA
San Miguel
Palmarejo
Millonaria
Urique
El Sauzal
Batopilas
Lluvia de Oro
Choix
Morelos
La Dura
Calabacillas
Nepomuceno
Guadalupe y Calvo
Parral
Sta. Barbara
SINALOA
Los Mochis
DURANGO
Torreon
Gulf Of California
0 40 200
Kilometres
PARAMOUNT
gold & silver
San Miguel Project
Property Location Map
Guazapares
Chihuahua, Mexico
May 2011

Index

The following table outlines our concessions within the San Miguel Project:
San Miguel Project Concession Data

Concession	Owner	Title No.	Date Staked	Hectares
San Miguel Group
SAN MIGUEL	Paramount	166401	4-Jun-80	13
SAN LUIS	Paramount	166422	4-Jun-80	4
EMPALME	Paramount	166423	4-Jun-80	6
SANGRE DE CRISTO	Paramount	166424	4-Jun-80	41
SANTA CLARA	Paramount	166425	4-Jun-80	15
EL CARMEN	Paramount	166426	4-Jun-80	59
LAS TRES B.B.B.	Paramount	166427	4-Jun-80	23
SWANWICK	Paramount	166428	4-Jun-80	70
LAS TRES S.S.S.	Paramount	166429	4-Jun-80	19
SAN JUAN	Paramount	166402	4-Jun-80	3
EL ROSARIO	Paramount	166430	4-Jun-80	14
GUADALUPE DE LOS REYES	Paramount	172225	4-Jun-80	8
CONSTITUYENTES 1917	Paramount*	199402	19-Apr-94	66
MONTECRISTO	Paramount*	213579	18-May-01	38
MONTECRISTO FRACCION	Paramount*	213580	18-May-01	0.28
MONTECRISTO II	Paramount*	226590	2-Feb-06	27
SANTA CRUZ	Amermin	186960	17-May-90	10
ANDREA	Paramount	231075	16-Jan-08	84,112
GISSEL	Paramount	228244	17-Oct-06	880
ISABEL	Paramount	228724	17-Jan-07	348
ELYCA	Paramount	179842	17-Dec-86	10
			T o t a l	85,766
Temoris Project
Guazapares	Minera Gama	232082	18-May-07	6,265
Roble	Minera Gama	232084	18-May-07	797
Temoris Centro	Minera Gama	232081	18-May-07	40,386
Temoris Fracción 2	Minera Gama	229551	18-May-07	7,328
Temoris Fracción 3	Minera Gama	229552	18-May-07	14
Temoris Fracción 4	Minera Gama	229553	18-May-07	18
			T o t a l	54,808
Guazapares Claims
San Francisco	Paramount*	191486	19-Dec-91	38
Ampliación San Antonio	Paramount*	196127	23-Sep-92	21
San Antonio	Paramount*	204385	13-Feb-97	15
Guazaparez	Paramount	209497	3-Aug-99	30
Guazaparez 3	Paramount	211040	24-Mar-00	250
Guazaparez 1	Paramount	212890	13-Feb-01	452
Guazaparez 5	Paramount	213572	18-May-01	88
Cantilito	Paramount	220788	7-Oct-03	37
San Antonio	Paramount	222869	14-Sep-04	105
Guazaparez 4	Paramount	223664	2-Feb-05	64
Guazaparez 2	Paramount	226217	2-Dec-05	404
Vinorama	Paramount	226884	17-Mar-06	474
San Antonio	CA T-204385*	181963	17-Mar-88	15
			T o t a l	1,933
			Grand Total	142,507
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

Index

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

The Company has budgeted $3 million towards the first exploration program on its Sleeper Mine Property.  The program commenced in October 2010 with the following objectives:

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

Titles

X-Cal acquired 100% interest and operatorship of the Sleeper Gold Project in 2006.  In December 2006, X-Cal acquired 100% title to the York Leased Lands with no royalties pursuant to a buyout agreement with York Mines.  X-Cal has the rights to explore, develop and mine the Sleeper Gold Property.

The Sleeper Gold Property includes a historic open pit mine operated by AMAX Gold from 1986 until 1996, which produced 1.66 million ounces of gold, and 2.3 million ounces of silver. The property has been the subject of several exploration programs. These programs have produced an extensive database for current exploration targeting and continuing studies.

Index

Exploration

San Miguel Project, Mexico

During the three and nine month ending March 31, 2011, the Company incurred explorations expenditures at its San Miguel project of $1.4 million and $3.6 million respectively.

The exploration activity during the nine months ending March 31, 2011 has mainly focused on following target areas known as San Miguel, San Francisco, Monte Cristo-Sangre de Cristo, La Veronica and Don Ese.  The Company conducted drilling using diamond core and reverse circulation drills.   A total of 14 holes with a cumulative total of 11,641 feet (3,548 meters)  were completed during the three month period ending March 31, 2011 and a total of 63 holes have been drilled with a cumulative length of 55,811 feet (17,011 meters) for the nine month period ended March 31, 2011.

 Also during the nine month period ended March 31, 2011, metallurgical tests were completed by a third party to test the metal recoveries on various ore types sampled from its ongoing drill campaign.   The results of the tests will be used to complete a Preliminary Economic Assessment scheduled for 2012.

The Company plans to continue its exploration activity at its San Miguel project by drilling previously explored targets and by testing other unexplored targets within its large property position.  The Company has budgeted $9 million for the 2011 calendar year.

The San Miguel property groupings are without a known reserve and any activity on the properties is exploratory in nature.

Sleeper Gold Project, USA

During the three month period ended March 31, 2011, the Company completed its first drill program at its Sleeper Gold project.   The three and nine month period ending March 31, 2011 exploration expenditures were $1.2 million and  $ 2.7 million respectively.   A total of 18 holes were drilled with a cumulative total of 16,873 feet (5,143 meters).

The Company plans to commence a exploration program at its Sleeper Gold project during the fourth quarter that will focus on the following objectives:
•	Continue drilling its West Wood and Facilities targets to establish projected extensions of known mineralized structures and conduct infill drilling
•	Commence drilling on new untested targets
•	Create a new geological model incorporating all previous drill hole data including most recent drilling completed in the third quarter by the Company
•	Conduct metallurgical testing on its West Wood and Facilities targets for input into an updated Preliminary Economic Assessment expected in late 2011 or early 2012
•	Conduct a sonic drill and metallurgical program on its waste dumps to assess the recoverability of possible mineral inventory.

The Company has established a budget of $3 million for this program and expects to complete the program by late 2011.

The Sleeper Gold Property is without a known reserve and the proposed program is exploratory in nature.

Index

Liquidity and Capital Resources

At March 31, 2011 we had a cash balance of $16,264,965 compared to $21,380,505 for the same period in the prior year.  The net reduction in cash is attributable to the funding of our exploration programs at our San Miguel project in Mexico and at our Sleeper Mine in Nevada, USA.

At March 31, 2011, the Company had a net working capital, excluding the non-cash warrant liability, of $18.6 million.  We anticipate our cash expenditures to be approximately $1.0 million per month to fund our exploration activities at our San Miguel and Nevada projects.  We believe that our existing cash is adequate to meet our budgeted expenses in the short-term.

In the past, the Company has relied on equity financings as its source of cash.  In June 2010, we received $3.1 million pursuant to the exercise of purchase warrants.  In October 2009, we received net proceeds of approximately $21.7 million through an equity offering of our common stock.   During the three month period ended March 31, 2011, the company received $0.9 million pursuant to the exercise of stock purchase warrants and $1.25 million pursuant to the exercise of stock options.

At March 31, 2011, the Company also had 7,700,000 “in-the-money” purchase warrants outstanding.  Of the warrants outstanding, 7,700,000 are held by the Company’s largest shareholder FCMI Financial Corporation.  If all the issued outstanding warrants were exercised, the Company’s cash balances would increase by approximately $8.3 million.

At March 31, 2011, the accounts receivable amount of $1,881,297 primarily consisted of value added tax due from the Mexican government.  This is a decrease of $228,770 from December 31, 2010.  During the three month period ended March 31, 2011 the company collected $474,983 in value added tax.

Results of Operations

Three and Nine months Ended March 31, 2011 Compared to Three and Nine Months Ended March 31, 2010

Revenues

As an exploratory mining company, we have not earned revenue from our operations since our inception.  The majority of our income is derived from interest earned on our cash holdings.  During the nine month period ended March 31, 2011 the Company recorded a gain of $154,590 from the disposition of marketable securities held for sale.  We invest our excess cash in short-term Guaranteed Investment Certificates that range from 30 to 90 day terms.  For the three month period ending March 31, 2011, the Company earned $39,474 compared to $14,446 in interest income for the same period a year earlier.

Costs and Expenses

Exploration expenses were $2,531,665 and $6,244,524 for the three and nine month periods ended March 31, 2011 compared to $1,338,425 and $3,982,744 for the three and nine month periods ended March 31, 2010.   Our level of expenditures has increased from the comparable prior year periods as a result of incurring exploration expenses at our recently acquired Sleeper Gold property in Nevada, USA.  Expenses incurred include geology, drilling, lab analysis, metallurgy, site access, license and permitting.  Since inception, we have incurred exploration costs totaling $30,041,788.

Our general and administration expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $600,208 for the three month period ended March 31, 2011.  This is a 4% decrease over the comparable three month period ended March 31, 2010.  For the nine period ended March 31, 2011, the Company’s general and administration expenses were $1,786,097 as compared to $1,627,962 in the prior year.    Management believes the expense growth of 10% to be reasonable given its recent acquisition of X-Cal Resources Ltd.

In the three month period ended March 31, 2011, we incurred minimal additional acquisition expenses related to our purchase of X-Cal Resources Ltd.  which closed on August 23, 2010.  For the nine month period ended March 31, 2011, the expenses incurred include advisory, legal, termination benefits, restructuring and related integration costs.  Although the total acquisition expenses incurred are similar to the comparable period in the prior fiscal year comparing the years is difficult due to the differing outcomes of the two separate and unrelated transactions.

Index

The increase in fair value in our warrant liability recorded in the nine month period ended March 31, 2011 was $21,233,585.  This adjustment was primarily due to the increase in our share price from $1.30 at June 30, 2010 to a share price of $3.88 at March 31, 2011.

Net Income (loss)

Our net loss before other items for the nine month period ended March 31, 2011 was $10,150,092 compared to a loss of $7,306,254 in the comparable period in the previous year.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at our Mexico and Nevada project locations.

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

Index

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

Index

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

We issued 840,000 shares of our common stock at $1.05 per share pursuant to the exercise of stock purchase warrants for proceeds of $881,160.

We also issued 1,723,642 shares of our common stock pursuant to the exercise of 2,027,005 outstanding options for proceeds of $1,252,600.

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

Index

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

PARAMOUNT GOLD AND SILVER CORP.

Date: May 9, 2011	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: May 9, 2011		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer