Form 10-K
period 2011-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2011-09-12
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Sectio 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
☒

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
☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NYSE Amex Equities on December 31, 2010 was approximately $442 million.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  136,268,262 shares of common stock, $.001 par value as of August 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.
None.

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to Paramount Gold and Silver Corp. (“Paramount” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report regarding planned drilling activities and any other statements about Paramount’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors beginning on page 12. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

EXCHANGE RATES:

THE COMPANY’S FUNCTIONAL CURRENCY IS THE U.S DOLLAR.  EXCHANGE RATES BETWEEN CANADA AND THE UNITED STATES HAVE FLUCTUATED THROUGHOUT THE FISCAL YEAR RANGING FROM A HIGH OF $1.07 CAD FOR EVERY $1.00 USD TO A LOW OF $0.95 CAD FOR EVERY $1.00 USD.  REPORTED TRANSACTIONS ARE CONVERTED TO U.S. DOLLARS AS OF THE DATE OF THE TRANSACTION.

METRIC CONVERSION TABLE AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric ton	= 0.0292 troy ounce/ short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Au	= gold	m2	= square meter
Ag	= silver
g	= gram	m3	= cubic meter
g/t	= grams per tonne	mg	= milligram
Ha	= hectare	mg/m3	= milligrams per cubic meter
Km	= kilometer	T or t	= tonne
Km2	= square kilometers	oz	= troy ounce
Kg	= kilogram	ppm	= parts per million
m	= meter	Ma	= million years

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

Additional Definitions

alteration – any change in the mineral composition of a rock brought about by physical or chemical means assay – a measure of the valuable mineral content

diamond drilling – rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample dip – the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure disseminated – where minerals occur as scattered particles in the rock fault – a surface or zone of rock fracture along which there has been displacement feasibility study – a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production formation – a distinct layer of sedimentary rock of similar composition geochemistry – the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geophysics – the study of the mechanical, electrical and magnetic properties of the earth’s crust geophysical surveys – a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface geotechnical – the study of ground stability

grade – quantity of metal per unit weight of host rock

heap leach – a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals host rock – the rock in which a mineral or an ore body may be contained in-situ – in its natural position

lithology – the character of the rock described in terms of its structure, color, mineral composition, grain size and arrangement of tits component parts, all those visible features that in the aggregate impart individuality to the rock mapped or geological mapping – the recording of geologic information including rock units and the occurrence of structural features, attitude of bedrock, and mineral deposits on maps mineral – a naturally occurring inorganic crystalline material having a definite chemical composition mineralization – a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock outcrop – that part of a geologic formation or structure that appears at the surface of the earth open pit or open cut – surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore – mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body – a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade – the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per ton of ore oxide – gold bearing ore which results from the oxidation of near surface sulfide ore preliminary assessment – a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study

QA/QC – Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data quartz – a mineral composed of silicon dioxide, SiO2 (silica)

RC (reverse circulation) drilling – a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an inner tube, by liquid and/or air pressure moving through an outer tube rock – indurated naturally occurring mineral matter of various compositions sampling and analytical variance/precision – an estimate of the total error induced by sampling, sample preparation and analysis sediment – particles transported by water, wind, gravity or ice sedimentary rock – rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited strike – the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip – to remove barren rock or overburden in order to expose ore sulfide – a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization

PART 1

Item 1.  Business.

Overview and History:

Paramount Gold and Silver Corp. is a U.S. based precious metals exploration stage mining company with projects in northern Nevada and Chihuahua, Mexico. We are a Delaware corporation and we were incorporated on March 29, 2005. Our head office is located at 665 Anderson Street, Winnemucca, Nevada.  We also have a field office in Temoris, Chihuahua Mexico.

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

In May 2008, we signed an agreement with Mexoro Minerals Ltd. (“Mexoro”) and its Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V., to acquire, for a purchase price of US$3.7 million, Mexoro’s rights to a number of mining concessions known as the Guazapares concessions, comprising approximately 1,980 hectares and located in Chihuahua, Mexico. The Guazapares project comprises 12 claims surrounding Paramount’s San Miguel Project and also forms part of the greater San Miguel project An additional payment of US$1.6 million was due to Mexoro if, within 36 months, the project was put into commercial production or if Paramount or substantially all of its assets are sold.  The project has not been placed into commercial production and we are under no contractual obligations to make further payments to Mexoro.

On August 23, 2010, we acquired all of the issued and outstanding shares of common stock of  X-Cal Resources Ltd. (“X-Cal”).  We issued 22,001,453 shares of our common stock in exchange for all of the issued and outstanding shares of common stock of X-Cal.  The principal asset of X-Cal is the Sleeper Gold Mine located in Humboldt County, Nevada.  We successfully integrated X-Cal’s operations within the Company.  We completed our first exploration at the Sleeper Gold Mine in January 2011 and commenced a new exploration program in May 2011.

Our work at both the San Miguel Project and Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Inter-corporate Relationships:

The Company’s corporate structure is as follows:

Neither Compania Minera nor Paramount Metals is currently active.

Financings and Related Agreements:

We have been dependent upon equity financings to operate our business.   On March 30, 2007 we closed on an equity financing that came from a private placement of our securities in the amount of $21,836,841. The financing consisted of the sale of 10,398,496 units at a price of $2.10 per unit. From April 2007 through February 2009, we completed several small private placements ranging from $100,000 to approximately $1.8 million. These funds were used to expand our drilling operations in Mexico as well as for general working capital purposes.

On March 20, 2009 we sold a total of 12 million units of our securities at a price of $0.75 CAD per unit for a total of $9,000,000 CAD (the “Financing”). (Based on an exchange rate of CAD$1 = US$0.80 we raised gross proceeds of US$7.2 million). Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder thereof to purchase one share of our common stock at an exercise price of $1.05 CAD per share for a period of four years from the date of issuance.

In October 2009 we sold a total of 16 million shares of our common stock at $1.25 by way of public offering lead by a U.S broker-dealer.  In addition, our underwriter exercised all of its overallotment of 2.4 million shares generating approximately $23 million in gross proceeds and $21.7 net proceeds.

In January 2010, we issued to MineralFields Group, 3,636,362 shares of our common stock at a per share of $1.25 for gross proceeds of $4,454,525 CAD pursuant to the exercise of common share purchase warrants.

In June 2010 we issued 3 million shares of our common stock pursuant to the exercise of 3 million common stock warrants resulting in proceeds of $3,150,000 CAD.

From December 2010 through March 2011, the Company issued 2,140,100 shares of its common stock pursuant to the exercise of outstanding stock purchase warrants for proceeds of $2,247,000.

In June 2011, we issued 19,395 shares of our common stock for gross proceeds of $70,037 pursuant to an “at-the-market” offering .

Depending on the results of our drilling program, we may require additional financing.  There can be no assurance that this financing will be available or if available, on terms acceptable to the Company.

MARKET DESCRIPTION
Gold and Silver:

We are a precious metals exploration company with gold and silver exploration properties located in Mexico and the United States. The gold and silver markets have been strong since 2001, where gold has increased from $268 per ounce to a high of approximately $1,900 per ounce to its current price of approximately $1,700 per ounce. Silver has increased from $4.58 per ounce to a high of $50 per ounce to its current price of approximately $40 per ounce. (Current prices are as of September 5, 2011). Management believes that both the gold and silver markets will remain strong for the foreseeable future.

Mineral exploration in Mexico and the United States.

Mexico is one of the world’s largest mineral producers. It provides an ideal business site for mining companies to operate given its stable government and inclusion in the North American Free Trade Agreement. U.S. mineral production has remained strong through the past decade.  The state of Nevada is one of the most significant gold districts in the world.

Employees

As of July 30, 2011, we had approximately 40 employees and consultants located in Mexico and the United States.

Facilities

Our head office is located in Winnemucca, Nevada.  Our administrative office is located in Ottawa, Ontario Canada.  We also have an office in Temoris, Mexico.   The premise leases for all facilities are in good standing.

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

Prospective investors should be aware that if we are not successful in our endeavors, your entire investment in the Company could become worthless. Even if we are successful, in identifying mineral reserves that can be commercially developed, there can be no assurances that we will generate any revenues and our losses will continue.

We have not generated any revenues from operations. We have a history of losses and losses are likely to continue in the future.

We have not generated any revenues from operations. Our Net loss for the fiscal year ended June 30, 2011 totaled $27,989,076.  Cumulative losses since inception totaled $89,619,848. We have incurred significant losses in the past and we will likely continue to incur losses in the future unless our drilling program proves successful. Even if our drilling program identifies gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

During the next twelve months, and assuming no adverse developments outside of the ordinary course of business we have budgeted approximately $12.25 million for exploratory activities of which $9.25 million will be allocated to our Mexican operations and $3 million will be allocated to our drilling operations in Nevada.  Exploration will be funded by our available cash reserves. Our drilling program may vary significantly from what we have budgeted depending upon drilling results. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without a joint venture partner, of which there can be no assurance.

We have no ongoing mining operations.

We are not a mining company and have no ongoing mining operations of any kind. We have interests in mining concessions which may or may not lead to production.

We face many operating hazards.

The development and operation of a mine or mineral property involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These risks include, among other things, ground fall, flooding, environmental hazards and the discharge of toxic chemicals, explosions and other accidents. Such occurrences may result in work stoppages, delays in production, increased production costs, damage to or destruction of mines and other producing facilities, injury or loss of life, damage to property, environmental damage and possible legal liability for such damages as well.  Although the Company maintains liability coverage in an amount which it considers adequate for its operations, such occurrences, against which the Company may not be able, or may elect not to insure, may result in a material adverse change in the Company’s financial position. The nature of these risks is such that liabilities may exceed policy limits, in which event the Company would incur substantial uninsured losses.

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

We have property interests in Mexico which may be affected by risks associated with political or economic instability in that country. The risks with respect to Mexico or other developing countries include, but are not limited to: fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy, mineral title irregularities and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitude in Mexico or the United States may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted but may adversely impact our proposed operations in any foreign jurisdiction.

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

Both exploratory and mining activities are subject to strict environmental rules and regulations. While we believe that we have complied with all applicable rules and regulations to date, there can be no assurance that we will be able to comply with these rules in the future. Moreover, if it is determined that any prior activity on or about our mining reserves created environmental risks, we would be liable for this clean-up even though we did no perpetrate the violation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We are currently subject to U.S. federal and state government environmental regulations with respect to our properties in the United States and subject to environmental regulations in Mexico.

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

During our last fiscal year, we issued a total of 26,179,931 shares of common stock as a result of acquisitions, financings and for the exercise or options and warrants. While the issuance of the additional shares of our common stock has resulted in dilution to our existing shareholders, management believes that the issuance of these shares of common stock has provided enhanced value to our company and preserved working capital for our drilling program and general working capital.

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

Item 2.  Properties

SAN MIGUEL PROJECT, MEXICO

Our exploratory activities are concentrated within the San Miguel Groupings which comprise the San Miguel Project.

Property Description and Location

Location

The San Miguel Project is located in southwestern Chihuahua in Northern Mexico, approximately 400 km by road from the state capital of Chihuahua City. The project is about 20 km north of the town of Temoris, adjacent to the village of Guazapares. It is in the Guazapares mining district, which is part of the Sierra Madre Occidental gold-silver belt. The location of the San Miguel Project is shown in Figure 1.

Mineral Claim Area

The San Miguel project originally consisted of 17 smaller concessions clustered near Guazapares, Chihuahua with a total area of 427 hectares, plus the much larger Andrea, Gissel and Isabel concessions which were staked in 2008, the Elyca concession which was acquired in 2008, and a joint venture agreement that had been signed with Garibaldi Resources Corporation as part of a district wide exploration program.

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

Also in March 2009, Paramount acquired all of the issued and outstanding shares of stock of Magnetic Resources Ltd. Magnetic was the sole beneficial shareholder of Minera Gama which was the underlying concession holder of Garibaldi’s Temoris Project, as well as two other groups of concessions which are not in the San Miguel area – the Morelos grassroots exploration and Iris royalty projects. In addition, Paramount purchased from Mexoro Minerals Ltd., and its Mexican subsidiary, Sunburst Mining de Mexico, S.A. de C.V., to acquire its interest to the Guazapares concession group adjacent to Paramount’s San Miguel group subject to certain net smelter return royalties for a purchase price of $3.7 million.  The property is comprised of approximately 2000 hectares.

San Miguel Concessions Including the Temoris Project

The following table outlines our concessions within the San Miguel Project:

San Miguel Project Concession Data

Concession	Owner	Title No.	Date Staked	Hectares
San Miguel Group
SAN MIGUEL	Paramount	166401	4-Jun-80	13
SAN LUIS	Paramount	166422	4-Jun-80	4
EMPALME	Paramount	166423	4-Jun-80	6
SANGRE DE CRISTO	Paramount	166424	4-Jun-80	41
SANTA CLARA	Paramount	166425	4-Jun-80	15
EL CARMEN	Paramount	166426	4-Jun-80	59
LAS TRES B.B.B.	Paramount	166427	4-Jun-80	23
SWANWICK	Paramount	166428	4-Jun-80	70
LAS TRES S.S.S.	Paramount	166429	4-Jun-80	19
SAN JUAN	Paramount	166402	4-Jun-80	3
EL ROSARIO	Paramount	166430	4-Jun-80	14
GUADALUPE DE LOS REYES	Paramount	172225	4-Jun-80	8
CONSTITUYENTES 1917	Paramount	199402	19-Apr-94	66
MONTECRISTO	Paramount	213579	18-May-01	38
MONTECRISTO FRACCION	Paramount	213580	18-May-01	0.28
MONTECRISTO II	Paramount	226590	2-Feb-06	27
SANTA CRUZ	Amermin	186960	17-May-90	10
ANDREA	Paramount	231075	16-Jan-08	84,112
GISSEL	Paramount	228244	17-Oct-06	880
ISABEL	Paramount	228724	17-Jan-07	348
ELYCA	Paramount	179842	17-Dec-86	10
			T o t a l	85,766
Temoris Project
Guazapares	Minera Gama	232082	18-May-07	6,265
Roble	Minera Gama	232084	18-May-07	797
Temoris Centro	Minera Gama	232081	18-May-07	40,386
Temoris Fracción 2	Minera Gama	229551	18-May-07	7,328
Temoris Fracción 3	Minera Gama	229552	18-May-07	14
Temoris Fracción 4	Minera Gama	229553	18-May-07	18
			T o t a l	54,808
Guazapares Claims
San Francisco	Paramount	191486	19-Dec-91	38
Ampliación San Antonio	Paramount	196127	23-Sep-92	21
San Antonio	Paramount	204385	13-Feb-97	15
Guazaparez	Paramount	209497	3-Aug-99	30
Guazaparez 3	Paramount	211040	24-Mar-00	250
Guazaparez 1	Paramount	212890	13-Feb-01	452
Guazaparez 5	Paramount	213572	18-May-01	88
Cantilito	Paramount	220788	7-Oct-03	37
San Antonio	Paramount	222869	14-Sep-04	105
Guazaparez 4	Paramount	223664	2-Feb-05	64
Guazaparez 2	Paramount	226217	2-Dec-05	404
Vinorama	Paramount	226884	17-Mar-06	474
San Antonio	CA T-204385*	181963	17-Mar-88	15
			T o t a l	1,993
			Grand Total	142,567

(*) Under option

Current Agreements with respect to mining concessions:

Guazapares

Paramount’s Mexican subsidiary acquired the Guazapares claims  from the Mexican subsidiary of Mexoro Minerals subject to future option payments and a retained NSR.

Temoris

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

Ejido Agreements

We have signed agreements with two ejidos, or surface-owner councils, allowing for surface disturbance during exploration activities on Paramount’s concessions. Agreements with the Guazapares and Batosegachi ejidos were re-signed in April 2011, and are effective for a period of five years. The Guazapares and Batosegachi ejido agreements are registered with the National Agrarian Registry. The agreements permit Paramount to carry out exploration on the ejidos’ areas in exchange for compensation of a fixed sum per hectare of physical disturbance associated with exploration such as the cutting of trees and construction of drill access roads and drill pads, etc.  In April 2010, we signed an agreement with an additional Ejido covering the newly purchased concessions.

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

ASARCO LLC is reported to have drilled 15 core holes in the 1950’s in the San Luis and San Jose mine areas, but data are fragmentary and hole locations are uncertain. In a 1976 joint venture, Earth Resources and Penoles investigated the property. They sampled most accessible workings, did grid-based geochemical sampling and drilled 3,098 feet in 39 short air-trac holes with poor sample recovery. Preliminary metallurgical testing by Hazen Research at that time stated that the mineralization would be amenable to cyanidation, floatation or probably to heap leaching. Simons Associates did much of the fieldwork for the JV, and later continued to control the property. Copies of some of their reports are available in Paramount’s files.

The Consejo de Recursos Minerales sampled parts of the underground workings in 1985 and 1988, the vestiges of which are still visible in the workings. Kennecott acquired a portion of the property in 1994, carried out surface and underground sampling, and drilled 12 RC holes for a total of 2,268 meters. Paramount has in its files sections including geology and assays for only 4 or these holes, but little other data from this work.

Minera Rio Tinto reviewed the available data and acquired large concessions to the east of the main Guazapares mineralization in 2002.

Paramount Exploration History in Mexico

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

In 2009, Paramount drilled eight core holes in the Monte Cristo area, for an additional 2,691 meters of exploration drilling, and three infill holes at the San Miguel Clavo 99 target area for 1,095 meters.  In 2010 drilling has concentrated on the San Francisco target area, where 8 core holes (2,572 meters) and 13 reverse circulation holes (4,192 meters) have been drilled.

In 2010, Paramount drilled 58 core holes at the San Miguel project totaling 16,258 meters and 28 reverse circulation holes totaling 5,960 meters.  The new areas of exploration included San Francisco, La Veronica and Don Ese targets with infill drilling activities focused at the San Antonio, San Francisco and San Miguel target area.

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

SAN MIGUEL PROJECT – PRINCIPAL CONCESSIONS AND DRILLING AREAS

763000-mE
765000-mE
767000-mE
769000-mE
3035000 N
3033000 N
3031000 N
3029000 N
3027000 N
San Francisco
Monte Cristo
San Miguel
La Veronica N
El Carmen
San Antonio
San Luis
San Jose
La Union N
La Union S
Santa Clara
Don Ese
Miocene basalt flows
Oligocene rhyolite flows, domes and ignimbrites
Oligocene rhyodacite
Eocene andesite
Faults
Gold/Silver mines & prospects
0
1
2
km
N
PARAMOUNT
gold & silver
SAN MIGUEL PROJECT
REGIONAL LOCATION MAP
GUAZAPARES
CHIHUAHUA, MEXICO
AUGUST, 2011

Santa Clara - La Union – Area Geology

There are three principal geologic units mapped in the 2.5 kilometer long area stretching from the little-explored Santa Clara area in the south to San Luis in the centre of the Guazapares district. A north-south striking, west dipping andesitic basement composed of andesitic flows and volcaniclastic rocks with a few dacitic to rhyolitic tuff horizons underlies the western portions of the area. Total thickness is unknown. To the east, a package of lithic to quartzo-feldspathic tuffs discordantly overlies the andesites and displays a north-northeast trending pseudo-stratification with dips of 15 to 40 degrees to the northwest. The fault zone separating the western andesites and the eastern tuffs is characterized by a sharp eastern margin. West of this fault plane the fault zone is complex with fault splits, and mineralized fractures particularly in the San Jose area. A dacitic dike outcrops intermittently along the contact between these two units, striking approximately N30W and dipping 50 to 70 degrees north-east.

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

Paramount is currently conducting an in-fill drilling program at the San Miguel area.

Please note: the San Miguel area do not contain any known reserves and any planned drilling program is exploratory in nature.

San Francisco Geology

The San Francisco area lies west of Monte Cristo – Sangre de Cristo and east of the Batosegachi fault.  The geology of the San Francisco area is dominated by a complex of felsic flow domes and associated intrusions that includes rhyodacitic, dacitic, and rhyolitic domes, lavas, breccias, and dikes.  Many of these units have complex interfingering or crosscutting relationships.  Margins of domes are often auto-brecciated and appear to grade into related tuff aprons.  Where these rocks are hydrothermally altered, some of the geolocgic units become very difficult to differentiate.  This difficulty was also noted in similar rocks in the Monte Cristo – Sangre de Cristo area.  Prominent fracture sets hosting veins and silicification most commonly have northeasterly, northwesterly, or east-west trends.  A strong N30W-trending fault with left-lateral movement has been interpreted to be a principal control on fracturing and mineralization in the center of the flow-dome complex.

The structural intersection between northwest- and northeast-trending faults has created an intensely fractured and brecciated zone at San Francisco that hosts intrusions and precious-metal bearing quartz veins.

Please note:  The San Francisco area does not contain any known reserves and any planned drilling program is exploratory in nature.

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

Don Ese Area Geology

The Don Ese target geology is characterized by andesitic volcanic rocks that are overlain by flsic volcanic units.  Rhyolitic bodies intrude north and northwest-trending faults.  Don Ese is controlled by a north-northwest-trending structure with strong argillic alteration and oxidation of host andesites.  The structure is close to and may be genetically associated with a rhyodacite dome.  In 2010, Paramount completed a 7 hole core hole drill campaign  and is currently   conducting a follow-up program.

Please note:  The Don Ese area does not contain any known reserves and any planned drilling program is exploratory in nature.

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

We have not disclosed resource estimates or assay result disclosure pursuant to Canadian National Instrument 43-101 as the resource estimates have not demonstrated either proven or probable reserves and are not provided herein.

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

San Miguel Area Mineralization

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

San Francisco Area Mineralization

The known mineralization at the San Francisco area is associated with a series of chacedonic venlets and mineralized fractures that cut a complex sequence of rhyolitic to dacitic flows, domes, breccias, and dikes.  The primary orientations of the mineralized structural zones are northeasterly, N30W, and east-northeast, which is an uncommon orientation for the district.  A linear topographic feature passes through the San Francisco target area that is interpreted to be a major N30W fault, which may be a significant control on mineralization in the area.  Left-lateral movement on such a fault would generate the east-northeast-trending dilatational fractures that influence some of the Cantilito West mineralization.  This movement could also generate other N30W-trending structural zones recognized at San Francisco that are sub parallel to this lineament.

The limited exposures within the erosional low that marks the topographic lineament at San Francisco include silicified hydrothermal breccias, and there are gold values in the few holes in the immediate area.  A nearby subparallel ridge is underlain by a N30W-trending stockwork of chalcedonic veining and weak silicification that is strongly anomalous in gold and silver.

Veining occurs both within the domes that lie within the target are and along their margins.  Chalcedony is the predominant vien type, but very fine grained to sugary quartz is also present, and fine grained drusy cavities are present locally.  The primary alteration type is silicification near the veins, but is locally pervasively in zones of brecciation.  Argillic alteration is widespread adjacent to the veining.

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

Temoris Project Area Mineralization

In the past 18 months, Paramount has increased its exploration of the targets in the Temoris Area of the greater San Miguel Project.  The targets include Don Ese and La Veronica.

Mineralization at La Veronica is characterized by stockworks ofquartz-pyrite veinlets within hydrothermal breccias.  Wall-rock alteration is largely propylitic with some argillization and silicification.  The northern portion of the structural zone that hosts the mineralization is relatively simple, whereas in the rest of its length it is more of a braided fault zone with at least two primary splits.  There are few surface exposures of the mineralized zone and therefore Paramount excavated 21 trenches for a total length of 1,135 meters.

The Done Ese target vein is not exposed at the surface, but was initially located by fractured rocks indicative of a fault zone, anomalous silver and gold geochemistry, and distinctive clay mineralogy.  The Don Ese vein is controlled by a north-northwest-trending structure with strong argillic alteration and oxidation of host andesites.  Vein mineralogy is comprised of crustiform bands and hydrothermal breccias that contain quartz, quartz pseudomorphs of calcite, abundant iron and manganese oxy-hydroxides, and locally wall-rock clasts.  The dominant sulfide minerals in unoxidized portions of the vein include silver sulfosalts, pyrite, sphalerite, and galena.  Gangue mineralogy includes calcium-, manganese-, iron-, and magnesium- bearing carbonate minerals.

EXPLORATION

In July 2005 the San Miguel group of concessions became available as a joint venture from Tara Gold. After a compilation of historic data and initial reconnaissance of the properties, the first targets to be tested were at the Constituyentes 1917 and Monte-Cristo concessions. Three holes tested the Monte-Cristo structure(s) in April and May 2006. Three holes were then drilled in an unsuccessful attempt to confirm historic drill results at a suggested mineralized body called La Blanca on the Constituyentes 1917 concession.

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

Through 2010, Paramount completed 73 trenches for a total of 3,980 meters.  Of these, 71 are in the Santa Clara, La Union, San Jose, San Antonio, El Carmen, and la Veronica areas along the Guazapares fault.

Exploration Program and Budget

The Company’s exploration program and budget will be managed by its in-house technical staff. It will be funded by the Company’s cash on hand and will total approximately $9.235 million dollars for the 2011 calendar year. The exploration activities and budgeted amounts per activity are as follows:

Activity	Approximate Budget
Exploration Drilling	$5,300,000
Salaries	$1,100,000
Trenching/Road Construction	$425,000
Geology Recognizance, GIG and Labor	$250,000
Analytical – Assays, Quality Control/Quality Assurance	$1,000,000
Reporting	$160,000
Other Exploration Cost	$1,000,000
Total Budget	$9,235,000

DRILLING

Paramount began drilling at the San Miguel project in late April 2006.  Through 2010, drilling was focused on the La Union, San Jose, San Luis, San Antonio, El Carmen, La Blanca, LaVeronica, Monte Cristo – Sangre de Cristo, San Francisco, San Miguel, and Don Ese areas.

The majority of drill holes have been drilled at angles in order to cut the variously dipping mineralized zones relatively high angles.  While logistics preclude all holes from cutting the mineralized zones perpendicularly, the drill-hole orientations sufficient for the purposes of the resource modeling of the mineralized material.

The table below represents the distribution of 252 drill holes completed through 2010 at the San Miguel Project.

Resource Area	Period	Hole Numbers	Core		RC		Total
			No.	Meters	No.	Meters	No.	Meters
San Miguel	2007-2010	SM-01 TO SM-61, SM- 09-62, 63,64, SM-10,065,066 RC-SM-01 TO RC-SM- 03	66	21,794	3	742	69	22,536
Monte Cristo – Sangre de Cristo	2006-2007 2009-2010	MC-01 TO MC-03 MC-09-04 TO MC-09-11 RC-MC-01 TO RC-MC-05 RCMB-10-001 TO RCMC-10-004 SC-01 TO SC-11	22	5,024	8	2,307	30	7,331
San Francisco – Guadalupe	2009-2010	SF-10-005 TO SF-10-010 SF-10-013, SF-10-017 TO SF-10-018 SF-10-026 TO SF-10-027 RCSF-10-015 TO RCSF-10- 021	11	3,738	7	2,591	18	6,329
San Francisco – Cantilito	2009-2010	RCSF-10-001 TO RCSF- 10-014 RCSF-10-022 TO RCSD- 10-035 SF-01-01 TO SF-01-04 SF-10-011 TO SF-10-012 SF-10-014 TO SF-10-016 SF-10-019 TO SF-10-025 SF-10-028 TO SF-10-035	24	7,089	28	7,817	52	14,906
		GU-01 TO GU-31	31	4,682	0	0	31	4,682
La Veronica	2007-2008 2010	LV-01 TO LV-30 RCLV-10-001 TO RCLV- 10-015	30	5,405	15	3,450	45	8,855
Don Ese	2010	DS-10-001 TO DS-10- 007	7	3,677	0	0	7	3,677
Totals			191	51,409	61	16,907	252	68,316

Layne de Mexico S.A. de C.V has been the drill contractor for all drilling by Paramount at the San Miguel project.

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

Contamination

Contamination is monitored through the routine insertion of field blank material into the sample stream at the rate of 1 in each group of 20 samples submitted. The blank material is unmineralized local rock. A rough guide for blanks is that samples should have analyses of less than 5x the detection limit. This, of course depends on how low a detection limit you have and the natural background concentration of the blank material. In this case, with a limit based on 5x the gravimetric fire assay detection limit of 5 ppm would be 25 ppm..

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

X-Cal Resources (“X-Cal”) was incorporated in 1984.  X-Cal has a wholly owned subsidiary, X-Cal U.S.A. Inc., which was incorporated in the State of Nevada, and a 100% interest in New Sleeper Gold, LLC, a Nevada Limited Liability Company. X-Cal also has a 100% interest in the Sleeper Mining Co. LLC, a Delaware Limited Liability Company.

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

Four main types of gold mineralization are found within the Sleeper deposit and may represent a continuum as the system evolved from a high level, high sulphidation system dominated by intrusion related fluids and volatiles to a low sulphidation meteoric water dominant system (Corbett, 2005, Utterback, 2005, Histed, 2005). In this setting the paragenetic relationships of the differing mineralization styles are as follows:

• Early - quartz-pyrite-marcasite stockwork
• Intermediate - medium-grade, silica-pyrite-marcasite cemented breccias localized on zones of structural weakness
• Late - high-grade, banded, quartz-adularia-electrum-(sericite) veins
• Post - alluvial gold-silver deposits in Pliocene gravels

Power and Water

As a result of AMAX Inc. mine operation from 1986 to 1996, electrical power is provided to the property by power lines.  Water is available by two deep water wells located on the property.

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

The Company has budgeted a $3 million exploration program designed to expand and upgrade resources at the Sleeper gold mine with the goal of completing a geological and grade model by the end of our first quarter and a Preliminary Economic Assessment by early 2012.

We have budgeted the following amounts in connection with our drilling program at the Sleeper project for the 2011 calendar year:*

Activity	Approximate Budget
Exploration Drilling	$1,500,000
Salaries	$300,000
Trenching/Road Construction	$30,000
Geology Recognizance, GIG and Labor	$60,000
Analytical – Assays, Quality Control/Quality Assurance	$300,000
Reporting and Third Party Consulting	$590,000
Other Exploration Cost	$250,000
Total Budget	$3,030,000

*Our budgeted expenses may be reallocated based on drilling results and our available cash reserves

The Sleeper Gold Property is without a known reserve and the proposed program is exploratory in nature.

Mill Creek Property

The Mill Creek property comprises a contiguous block of 36 unpatented lode mining claims. The claims total approximately 720 acres and are located in the NW part of the Shoshone Range, 33 kilometers south of Battle Mountain. Access from Battle Mountain is south by paved Highway 305 for 33 km., then eastward on the graded dirt Mill Creek Road for 10 km., and then northeast for 3 Km. on a secondary dirt road to the Property.

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

Item 3.  Legal Proceedings.

None

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.	Market Information

Our common stock is listed for trading NYSE Amex and the Toronto Stock Exchange under the ticker symbol “PZG”. Our European listing is with the Frankfurt Stock Exchange under the symbol “P6G”.  There is a limited market for our common stock.

The following table sets forth the high and low prices for our common stock for the periods indicated:

	HIGH	LOW
Fiscal year ended June 30, 2011

Quarter ended September 30, 2010	$1.59	$1.19
Quarter ended December 31, 2010	$3.99	$1.55
Quarter ended March 31, 2011	$4.42	$3.09
Quarter ended June 30, 2011	$4.01	$2.67

	HIGH	LOW
Fiscal year ended June 30, 2010
Quarter ended September 30, 2009	$1.55	$1.17
Quarter ended December 31, 2009	$1.50	$1.12
Quarter ended March 31, 2010	$1.81	$1.40
Quarter ended June 30, 2010	$1.93	$1.26

	HIGH	LOW
Fiscal year ended June 30, 2009
Quarter ended September 30, 2008	$1.75	$0.64
Quarter ended December 31, 2008	$0.64	$0.26
Quarter ended March 31, 2009	$0.88	$0.36
Quarter ended June 30, 2009	$1.88	$0.70

B.           Holders

As of August 30, 2011, there are currently in excess of 24,000 beneficial owners of our common stock (124 stockholders of record).

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

The aggregate number of shares of common stock which may be issued under the Plan with respect to which Awards may be granted shall not exceed 3,000,000 shares of common stock. On  August 31, 2011, the 3 million shares authorized under the Plan represented  approximately 2% of the Company’s issued and outstanding shares of common stock. If any Stock Option or Stock Appreciation Right granted under the Plan expires, terminates or is cancelled for any reason without having been exercised in full or, with respect to Stock Options, the Company repurchases any Stock Option, the number of shares of common stock underlying the repurchased Stock Option, and/or the number of shares of common stock underlying any unexercised Stock Appreciation Right or Stock Option shall again be available for the purposes of Awards under the Plan.

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

Shares Subject to the Plan:

An aggregate of  3,000,000  shares of common stock is currently reserved for issuance under the Plan representing approximately 2% of Paramount’s issued and outstanding shares of common stock as of  August 31, 2011.  Shares of common stock to be delivered or purchased under the Plan may be either authorized but unissued common stock or treasury shares.

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

E.           Sale of Unregistered Securities

During the year, there were no sales of unregistered common stock, except that:

On  August 23, 2010 we issued 22,001,247 shares of our common stock to the shareholders of X-Cal Resources in connection with the acquisition of all of the issued and outstanding shares of common stock of X-Cal Resources pursuant to a Plan of Arrangement approved by a Court in British Columbia, Canada

With respect to the sale of the securities identified above, we relied on the exemptive provisions of Section 4(2),Regulation S  or Section 3(a) 10 of the Securities Act of 1933, as amended.

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

Item 6.  Selected Financial Data.

The following consolidated financial data has been derived from and should be read in conjunction with our audited financial statements for the years ended June 30, 2007 through 2011.  Our audited financial statements for the years ended June 30, 2007 through 2010 are included in the Company’s annual reports for the years ended June 30, 2007 through 2010.  These reports can be found on the Securities and Exchange Commission’s website located at www.sec.gov

	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Statement of Operations data
Revenue	$299,703	$35,853	$249,082	$457,562	$268,605
Expenses	$12,159,746	$10,248,026	$7,490,261	$18,867,523	$15,938,494
Net loss	$28,450,536	$5,351,958	$7,241,179	$18,409,961	$15,661,477
Diluted loss per share	$0.21	$0.06	$0.11	$0.38	$0.43
Diluted weighted average number of shares	130,677,585	98,617,938	65,433,659	47,703,566	36,543,532

Balance sheet data
Cash	$14,689,241	$21,380,505	$7,040,999	$3,199,848	$16,231,388
Mineral properties	$49,515,859	$22,111,203	$18,436,951	$4,738,747	$3,001,247
Total assets	$70,296,027	$46,328,181	$27,457,795	$11,932,328	$22,189,838
Current liabilities	$17,683,832	$6,410,090	$383,445	$1,714,620	$779,345
Total liabilities	$18,827,724	$6,410,090	$383,445	$1,714,620	$779,345
Working capital	$16,144,479	$22,750,664	$8,116,541	$4,119,068	$18,137,737
Accumulated deficit	$89,637,633	$61,187,098	$43,197,264	$35,956,085	$17,546,124

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are an exploratory stage mining company that currently has mining concessions in Mexico and mineral claims in Nevada, USA.   We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold project in Nevada but are currently exploring both projects.  The following discussion updates our plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2011, 2010, and 2009 and compares each year’s results to the results of the prior year.

Plan of Operation – Exploration:

Our plan for the next twelve months, at our San Miguel Project is to continue with our drill program and other geologic work to further expand known areas of mineralization. We have budgeted $9.25 million for our exploration program in Mexico. In particular, we will conduct infill drilling at our San Francisco and Don Ese targets. Mine Development Associates of Reno, will complete a NI 43-101 material estimate not included in a report released by the Company in May 2011. Paramount expects to complete a Preliminary Economic Assessment in the first half of 2012.

Our plan for the next twelve months in Nevada is to primarily focus on our Sleeper project.  Our budget for the program is approximately $3 million.   We will continue drilling known mineral zones to recover samples for metallurgical testing.  Results from our drilling campaigns will used and incorporated into an updated NI 43-101 compliant material model being prepared by SRK, a recognized international consulting firm.   The Company has also engaged Tetra Tech, a leading international mining consulting firm to prepare a NI 43-101 compliant Preliminary Economic Assessment of the Sleeper Gold Project.  We anticipate completion in early 2012.

Our work at both the San Miguel Project and Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Comparison of Operating Results for the year ended June 30, 2011 as compared to June 30, 2010

Liquidity and Capital Resources

At June 30, 2011, we had a cash balance of $14,689,241compared to $21,380,505 for the same period in the prior year.  The net reduction is cash is attributable to the funding of our exploration programs at our San Miguel project in Mexico and at our Sleeper Mine in Nevada, USA.

At June 30, 2011, we had a net working capital, excluding the non-cash warrant liability of $16,144,479.  We anticipate our cash expenditures to be approximately $1.2 million per month to fund our exploration programs and our general corporate expenses.  We believe our cash is adequate to meet our budgeted expenses in the short-term.

During the year ended June 30, 2011, the Company received $3,707,340 pursuant to the exercise of stock options, stock purchase warrants and issuance of stock related to our “at-the-market” offering.

At June 30, 2011 the Company had 7,700,000 “in-the-money” purchase warrants outstanding.  All the warrants are held by the Company’s largest shareholder FCMI Financial Corporation.  If all the issued outstanding warrants were exercised, the Company’s cash balances would increase by $8,408,400.

At June 30, 2011, the accounts receivable amount of $1,625,724 primarily consisted of value added tax due from the Mexican government.  During the year ended June 30, 2011, the Company collected $474,983 in value added tax.

Revenues

As an exploratory mining company, we have not earned revenue from our operations since our inception.  The majority of our income is derived from interest earned on our cash holdings.  During the year ended June 30, 2011 the Company recorded a gain of $154,590 from the disposition of marketable securities held for sale.  We invest our excess cash in short-term Guaranteed Investment Certificates that range from 30 to 90 day terms.  For the year ended June 30, 2011, the Company earned $118,870 in interest income.

Costs and Expenses

Exploration expenses were $7,984,774 for year ended June 30, 2011 as compared to $6,043,791 for the year ended June 30, 2010.   Our level of expenditures has increased from the comparable prior year periods as a result of incurring exploration expenses at our recently acquired Sleeper Gold property in Nevada, USA.  Expenses incurred include geology, drilling, lab analysis, metallurgy, site access, license and permitting.  Since inception, we have incurred exploration costs totaling $31,782,037.

Our general and administration expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $2,339,757 for the year ended June 30, 2011 as compared to $2,111,129 in the prior year. Management believes the expense growth of 11% to be reasonable given its recent acquisition of X-Cal Resources Ltd.

The increase in fair value in our warrant liability recorded in the year ended June 30, 2011 was $16,421,412.  This adjustment was primarily due to the increase in our share price from $1.30 at June 30, 2010 to a share price of $4.01 at June 30, 2011.   This is reported on our statement of operations as  other item and is a non-cash loss.

Net Loss

Our net loss before other items for the year ended June 30, 2011 was $11,860,043 compared to a loss of $10,212,173 in the prior year.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at our Mexico and Nevada project locations.

Comparison of Operating Results for the year ended June 30, 2010 as compared to June 30, 2009

Liquidity and Capital Resources

At June 30, 2010 we had cash and cash equivalents totaling  $21,380,505 as compared to $7,040,999 at June 30, 2009, an increase of approximately $14.3 million. The significant increase in our cash reserves is a direct result of an underwritten public offering of our securities by Dahlman Rose & Company for net proceeds of approximately $21.7 million in October 2009 and from the exercise of warrants in January and June 2010. Accounts receivable increased from $221,267 at June 30, 2009 to $1,511,619 at June 30, 2010.  The increase in accounts receivable is primarily due to value added tax owed by the Mexican Government related to our increased exploration activities at our San Miguel project. Also, our term deposit of $1,063,772 at June 30, 2009 came to term prior to June 30, 2010 and was re-invested in a cash equivalent GIC. We had total current assets of $23,697,532at June 30, 2010 as compared to $8,499,986 at June 30, 2009, an increase of approximately 279%.

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

Revenues:

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

Cost and Expenses:

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

Net Loss

Our Net Loss for the year ended June 30, 2010 was $5,351,958 as compared to a Net Loss of $7,241,179 in our prior year.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (June 30, 2011). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2011. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

The effectiveness of our internal control over financial reporting as of June 30, 2011, has been audited by Meyers Norris Penny LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Meyers Norris Penny LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal year ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position(s)
Christopher Crupi	42	Director/CEO/President/Treasurer
Robert Dinning	72	Director
Michael Clancy	46	Secretary
John Carden	63	Director
Christopher Reynolds	46	Director
Michel Yvan Stinglhamber	78	Director
Eliseo Gonzalez-Urien	70	Director
Rudi P. Fronk	52	Director
Carlo Buffone	41	Chief Financial Officer
Shawn Kennedy	60	Director
Glen Van Treek	42	Vice President, Exploration

Christopher Crupi

Mr. Crupi is a chartered accountant and  has served as our CEO and director since April, 2005. Mr. Crupi founded the Company in March 2005 and oversees the administrative and operational activities of the Company. From 2000 to 2004, Mr. Crupi was a Vice President of PricewaterhouseCoopers LLP, an international accounting firm. Mr. Crupi received his Bachelor of Commerce degree from the University of Ottawa in 1992 and a Chartered Accountant designation in 1995.

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

Robert Dinning

Mr. Dinning joined Paramount in March 2008 as a director. Mr. Dinning is a Chartered Accountant, and life time member of the Alberta Institute of Chartered Accountants. Mr. Dinning has operated a consulting practice since 1977. He has an extensive background in corporate finance, operating in the mining and high tech industries. Mr. Dinning has been an officer and director of various public and private companies for the past 35 years, including various companies in both the United States and Canada.   Mr. Dinning is currently a director or officer of 6 other public companies and currently serves as President and CEO of Meadow Bay Gold Corp and President and CEO of Simba Energy Inc, both companies being TSX Venture listings.

John Carden, Ph.D

Dr. Carden joined the Company as a director in September, 2006.  Dr. Carden has more than 25 years in experience in exploration management, teaching and research.  Since 2001 he has been a geologic consultant and a director of a number of junior resource companies each which were TSX Venture Exchange listed companies.  Dr. Carden worked for Exxon Minerals for many years and later was Director of U.S. Exploration from 1992 until 1998 for Echo Bay Mines.  He and is a Licensed Professional Geologist in the State of Washington.  Dr. Carden received his B.Sc. and M.Sc. in geology From Kent State University in Ohio, and his doctorate in geology from the Geophysical Institute at the University of Alaska in 1978.

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

Christopher Reynolds

Mr. Reynolds has over 20 years of mineral industry and public accounting experience and is currently the Vice President Finance and Chief Financial Officer of Seabridge Gold Inc., a TSX and AMEX listed corporation. He previously served as Vice President, Finance and Chief Financial Officer of Norsemont Mining Inc. and as Senior Vice President, CFO and Secretary of SouthernEra Diamonds Inc. He has held various finance and accounting positions at Southern Platinum Corp., TVX Gold Inc., Inmet Mining Corporation and Price Waterhouse, now PricewaterhouseCoopers. Mr. Reynolds also served as a director of Arizona Star Resource Corp. Mr. Reynolds became a Certified General Accountant in 1994 and received a B.A. (Economics) from McGill University in 1987.

Carlo Buffone

Mr. Buffone currently serves as the Company’s Chief Financial Officer.  He was appointed in February 2010.  Prior to joining the Company, Mr. Buffone founded a private company which developed sales channels for European and domestic artisanal wine makers.  From 1995 to 2005, he has held various senior financial management positions including his employment as a corporate development specialist for CMA Holdings Group, a wealth management firm with over $23 billion in assets under administration where he was responsible for mergers and acquisitions.  Mr. Buffone is a Certified Management Accountant (CMA) and received his Bachelor of Commerce Degree from the University of Ottawa in 1993 and studied mergers and acquisitions at the Kellogg School of Management at Northwestern University in 2004.

Shawn Kennedy

Mr. Kennedy incorporated X-Cal in 1981 as a private company under the name of X-Calibre Resources. In 1985 the company was listed on the Toronto Stock Exchange and the name changed to X-Cal. Mr. Kennedy has served as President and director of X-Cal since incorporation. His first prospector's license was issued in British Columbia in 1974.

Glen Van Treek

Mr. Van Treek joined Paramount in January 2011 and serves as Vice President of Exploration.  He has over 20 years of progressive global experience in all stages of mineral exploration.  Prior to joining Paramount, he held various senior positions at Teck Resources Ltd. and most recently he managed the production geology, resource modeling and exploration programs at Teck’s Quebrada Blanca mine in Chile.  Prior to his experience at Teck, Mr. Van Treek held positions with Placer Dome and other junior exploration companies.   He is a graduate geologist from the University of Chile.

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

Our  Corporate Governance Committee consists of all the independent members of the Board of Directors.  The Corporate Governance Committee has not yet met and will do so only if matters arise that require consideration.

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

Compensation of Directors

For their services as directors or members of committees of our Board, each director receives annual cash compensation of $30,000.  The Chairman of the Board and Chair of the Audit Committee receives an additional $20,000 and $10,000 respectively.  Directors are also reimbursed for their reasonable expenses incurred in attending Board or committee meetings. As more fully set forth under Item 11. “Executive Compensation,” our directors have been issued stock options for their service on the Board and for their serving on various committees of the Board.

Terms of Office

Our directors are appointed for one-year terms to hold office or until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our directors were approved by our stockholders at the Company’s annual meeting held December 10, 2010.  Our officers are appointed by our Board and hold office until removed by our Board.

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

Item 11.  Executive Compensation.

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Shareholders, or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation of Officers and Directors” and “Board of Directors and Compensation of Directors”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Shareholders or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report under the caption “Security Ownership of Certain Beneficial Owners and Management”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Shareholders or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report under the caption “Certain Relationships and Related Transactions, and Director Independence”.

Item 14.  Principal Accounting Fees and Services.

Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Shareholders or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report under the caption “Principal Accounting Fees and Services”.

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

a.           The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 AND 2011

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009 AND CUMULATIVE LOSSES SINCE INCEPTION MARCH 29, 2005 TO JUNE 30, 2011.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND JUNE 30, 2009 AND CUMULATIVE SINCE INCEPTION TO JUNE 30, 2011.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009.

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

PARAMOUNT GOLD AND SILVER CORP.

By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
President and Chief Executive Officer(principal executive officer)

Date: September 12, 2011

By:	/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer(principal financial and accounting officer)

Date: September 12, 2011

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

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	President and Chief Executive	September 12, 2011
Christopher Crupi	Officer/Director

/s/ CARLO BUFFONE	Chief Financial Officer	September 12, 2011
Carlo Buffone

/s/ JOHN CARDEN	Director	September 12, 2011
John Carden

/s/ RUDI P. FRONK	Director	September 12, 2011
Rudi P. Fronk

/s/ ELISEO GONZALEZ-URIEN	Director	September 12, 2011
Eliseo Gonzalez-Urien

/s/ MICHEL YVAN STINGLHAMBER	Director	September 12, 2011
Michel Yvan Stinglhamber

/s/ ROBERT DINNING	Director	September 12, 2011
Robert Dinning

/s/ Christopher Reynolds	Director	September 12, 2011
Christopher Reynolds

/s /Shawn Kennedy	Director	September 12, 2011
Shawn Kennedy

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Index to Consolidated Financial Statements

(Audited)

Year ended June 30, 2011, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold and Silver Corp. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheets of Paramount Gold and Silver Corp. (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011 and from the date of inception (March 29, 2005) through June 30, 2011. We also have audited the Company's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2011 and from the date of inception (March 29, 2005) through June 30, 2011 in conformity with generally accepted accounting principles in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

MNP LLP

Vancouver, BC

September 6, 2011

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets (Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

	As at June 30,	As at June 30,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$14,689,241	$21,380,505
Amounts receivable	1,625,724	1,511,619
Equity conversion right	-	516,545
Loan advance	-	243,495
Prepaid and deposits	34,252	45,368
Prepaid insurance, current portion (Note 11)	245,215	-
Marketable securities (Note 9)	319,219	-
Total Current Assets	16,913,651	23,697,532
Non-Current Assets
Mineral properties (Note 7)	49,515,859	22,111,203
Fixed assets (Note 8)	487,740	519,446
Prepaid insurance, non current portion (Note 11)	613,035	-
Reclamation bond (Note 11)	2,765,742	-
Total Non-Current Assets	53,382,376	22,630,649

Total Assets	$70,296,027	$46,328,181

Liabilities and Shareholder’s Equity

Liabilities

Current Liabilities
Accounts payable	$769,172	$430,323
Warrant liability (Note 2)	16,914,660	5,979,767
Total Current Liabilities	17,683,832	6,410,090
Non-Current Liabilities
Reclamation and environmental obligation (Note 11)	1,143,892	-
Total Non-Current Liabilities	1,143,892	-
Shareholder’s Equity
Capital stock (Note 5)	136,249	110,069
Additional paid in capital	129,664,660	90,613,573
Contributed surplus	11,287,242	10,825,222
Deficit accumulated during the exploration stage	(89,637,633)	(61,187,098)
Accumulated other comprehensive income	17,785	(443,675)
Total Shareholder's Equity	51,468,303	39,918,091

Total Liabilities and Shareholder's Equity	$70,296,027	$46,328,181

Subsequent Events (Note 14)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2011	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009	Cumulative Since Inception to June 30, 2011
Revenue
Interest Income	$118,870	$35,853	$249,082	1,136,832
Other Income	180,833	-	-	180,833
Total Revenue	299,703	35,853	249,082	1,317,665

Expenses:
Incorporation Costs	-	-	-	1,773
Exploration	7,984,774	6,043,791	2,372,621	31,782,037
Professional Fees	1,280,869	931,404	1,244,792	7,505,923
Directors Compensation (Note 6)	813,154	141,224	-	954,378
Travel & Lodging	212,999	192,642	228,920	1,262,247
Corporate Communications	260,309	332,139	803,186	3,377,407
Consulting Fees	464,790	418,437	1,561,084	14,269,610
Office & Administration	333,789	429,149	960,700	2,689,622
Interest & Service Charges	12,643	57,644	18,987	109,485
Loss on Disposal of Fixed Assets	-	-	44,669	44,669
Insurance	317,457	47,804	76,705	593,329
Depreciation	73,299	66,367	99,010	369,578
Accretion	119,884	-	-	119,884
Miscellaneous	-	18,124	91,592	203,097
Financing & Listing Fees	-	-	(12,005)	(22,024)
Acquisition Expenses	262,764	1,242,569	-	1,505,334
Income and other taxes	13,015	51,732	-	64,747
Write Down of Mineral Property	10,000	275,000	-	1,756,049
Total Expense	12,159,746	10,248,026	7,490,261	66,587,145
Net Loss before other items	11,860,043	10,212,173	7,241,179	65,269,480

Other items
Change in fair value of Equity Conversion Right	169,081	821,155	-	990,236
Change in fair value of Warrant Liability	16,421,412	(5,681,370)	-	23,377,917
Net Loss	$28,450,536	$5,351,958	$7,241,179	89,637,633

Other comprehensive loss
Foreign Currency Translation Adjustment	(492,405)	156,483	267,215	(48,730)
Unrealized loss on Available For Sale Securities	30,945	-	-	30,945
Total Comprehensive Loss for the Period	$27,989,076	$5,508,441	$7,508,394	89,619,848

Loss per Common share
Basic	$0.21	$0.06	$0.12
Diluted	$0.21	$0.06	$0.11

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	130,677,585	98,617,938	62,941,467
Diluted	130,677,585	98,617,938	65,433,659

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flow (Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2011	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009	Cumulative Since Inception to June 30, 2011

Net Loss	$(28,450,535)	$(5,351,958)	$(7,241,179)	$(89,637,633)
Adjustment for:
Depreciation	73,299	66,367	99,010	369,578
Loss on disposal of assets	-	-	44,669	44,669
Stock based compensation	1,200,875	309,840	1,733,052	17,658,399
Accrued interest	-	-	(58,875)	(58,875)
Write-down of mineral properties	10,000	275,000	-	1,756,049
Accretion expense	119,884	-	-	119,884
Change in reclamation	63,592	-	-	63,592
Insurance expense	182,235	-	-	182,235
Other non cash transactions	(899)	-	-	(899)
Change in fair value of equity conversion right	169,081	821,155	-	990,236
Change in fair value of warrant liability	16,421,412	(5,681,370)	-	23,377,917
(Increase) Decrease in accounts receivable	(30,679)	(1,290,352)	1,163,225	(1,542,298)
(Increase) Decrease in prepaid expenses	11,116	37,215	296,765	(34,252)
Increase (Decrease) in accounts payable	(1,544,935)	46,878	(1,331,175)	(1,114,611)
Cash used in operating activities	$(11,775,554)	$(10,767,225)	$(5,294,508)	$(47,826,009)

Purchase of GIC receivable	-	1,063,772	-	58,875
Notes receivable issued	243,495	(152,130)	800,000	21,365
Purchase of Equity conversion right	-	(1,337,700)	-	(1,337,700)
Purchase of Mineral Properties	(191,061)	(3,574,252)	(469,754)	(7,109,870)
Cash acquired on acquisition of X-Cal	843,101	-	-	843,101
Purchase of Equipment	(10,989)	(64,955)	(340,000)	(901,862)
Cash provided by (used in) investing activities	$884,546	$(4,065,265)	$(9,754)	$(8,426,091)

Demand notes payable issued	-	-	-	105,580
Issuance of capital Stock	3,707,339	29,328,480	9,399,256	70,831,979
Cash provided by financing activities	$3,707,339	$29,328,480	$9,399,256	$70,937,559

Effect of exchange rate changes on cash	492,405	(156,484)	(253,843)	3,782

Change in cash during period	(6,691,264)	14,339,506	3,841,151	14,689,241

Cash at beginning of period	21,380,505	7,040,999	3,199,848	-
Cash at end of period	$14,689,241	$21,380,505	$7,040,999	$14,689,241

Supplemental Cash Flow Disclosure
Interest Received	$118,870	$35,853	$-
Cash	$3,680,403	$2,723,992	$180,225
Short-term investments	$11,008,837	$18,656,513	$6,887,139

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholder’s Equity (Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Deficit	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balance at inception	—	$—	$—	$—	$—	$—	$—
Capital issued for financing	104,825,287	104,826	20,277,171	—	—	—	20,381,997
Capital issued for services	4,157,500	4,157	9,477,295	—	—	—	9,481,452
Capital issued for mineral properties	1,178,519	1,179	2,682,617	—	—	—	2,683,796
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Returned to treasury	(61,660,000)	(61,660)	61,660	—	—	—	—
Fair Value of warrants	—	—	—	—	8,460,682	—	8,460,682
Stock based compensation	—	—	—	—	5,080,263	—	5,080,263
Foreign currency translation	—	—	—	—	—	(19,977)	(19,977)
Net Income (loss)	—	—	—	(35,956,085)	—	—	(35,956,085)
Balance at June 30, 2008	48,540,997	$48,541	$32,604,284	$(35,956,085)	$13,540,945	$(19,977)	$10,217,708
Capital issued for financing	16,707,791	16,707	5,828,684	—	—	—	5,845,391
Capital issued for services	1,184,804	1,185	683,437	—	—	—	684,622
Capital issued from stock options and warrants exercised	384,627	385	249,623	—	(237,008)	—	13,000
Capital issued for mineral properties	16,200,000	16,200	13,140,250	—	—	—	13,156,450
Stock based compensation	—	—	—	—	3,612,864	—	3,612,864
Transition Adjustment (Note 2)	—	—	—	—	1,052,709	—	1,052,709
Foreign currency translation	—	—	—	—	—	(267,215)	(267,215)
Net Income (loss)	—	—	—	(7,241,179)	—	—	(7,241,179)
Balance at June 30, 2009	83,018,219	$83,018	$52,506,278	$(43,197,264)	$17,969,510	$(287,192)	$27,074,350
Capital issued for financing	18,400,000	18,400	21,371,043	—	—	—	21,389,443
Capital issued from stock options and warrants exercised	8,351,360	8,351	16,361,552	—	(3,841,264)	—	12,528,639
Capital issued for mineral properties	300,000	300	374,700	—	—	—	375,000
Stock based compensation	—	—	—	—	309,840	—	309,840
Transition Adjustment (Note 2)	—	—	—	(12,637,875)	(3,612,864)	—	(16,250,739)
Foreign currency translation	—	—	—	—	—	(156,483)	(156,483)
Net Income (loss)	—	—	—	(5,351,958)	—	—	(5,351,958)
Balance at June 30, 2010	110,069,579	$110,069	$90,613,573	$(61,187,098)	$10,825,222	$(443,675)	$39,918,091
Capital issued for financing	19,395	19	23,970	—	—	—	23,989
Capital issued from stock options and warrants exercised	4,153,085	4,154	10,219,361	—	(1,053,645)	—	9,169,870
Capital issued for acquisition	22,007,453	22,007	28,807,756	—	314,790	—	29,144,553
Stock based compensation	—	—	—	—	1,200,875	—	1,200,875
Foreign currency translation	—	—	—	—	—	492,405	492,405
Unrealized loss on available for sale securities	—	—	—	—	—	(30,945)	(30,945)
Net Income (loss)	—	—	—	(28,450,535)	—	—	(28,450,535)
Balance at June 30, 2011	136,249,512	$136,249	$129,664,660	$(89,637,633)	$11,287,242	$17,785	$51,468,303

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements
(Audited)
For the Year Ended June 30, 2011
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

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities.  The securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income.  At the time securities are sold, gains or losses are included in net income.

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
For the Year Ended June 30, 2011
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

Long Term Assets

Mineral Properties

Mineral property acquisition costs are capitalized when incurred and will be amortized using the units –of – production method over the estimated life of the reserve following the commencement of production.  If a mineral property is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment.

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
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

2.	Principal Accounting Policies (Continued):

Income Taxes

Income taxes are determined using assets and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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
For the Year Ended June 30, 2011
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

Concentration of Credit and Foreign Exchange Rate Risk

Financial instruments that potentially subject the Company to credit and foreign exchange risk consist principally of cash, deposited with a high quality credit institution, amounts receivable, mainly representing value added tax recoverable from a foreign government and marketable securities. Management does not believe that the Company is subject to significant credit or foreign exchange risk from these financial instruments.

Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization with the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

2.	Principal Accounting Policies (Continued):

Fair Value Measurements (Continued):

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.

		Fair Value at June 30, 2011			June 30, 2010
Assets	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$
Cash equivalents	14,689,241	14,689,241	-	-	21,380,505
Accounts receivable	1,625,724	1,625,724	-	-	1,511,619
Loan advance	-	-	-	-	243,495
Equity conversion right	-	-	-	-	516,545
Marketable securities	319,219	319,219	-	-	-
Liabilities
Warrant liability	16,914,660	-	-	16,914,660	5,979,767

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

The Equity Conversion Right was accounted for as an asset and is classified within Level 1 because the underlying security has a published and observable market.  The Company uses the published closing stock price of the underlying security at the end of the financial reporting period to determine the fair value of the asset.  The change in fair value has been recorded in the statement of operations as a loss (gain).  During the year ended June 30, 2011, the company exercised its conversion right and received common shares in the underlying company.

The changes in fair value of the Equity Conversion Right during the year ended June 30, 2011 was as follows:

Balance at June 30, 2010	$516,545
Loss in fair value recorded in earnings	(169,081)
Value of right at conversion	(347,464)
Balance at June 30, 2011	$-

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

June 30, 2011
Risk free interest rate	0.19%
Expected life of warrants and options	1-2 years
Expected stock price volatility	72%
Expected dividend yield	0%

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

2.	Principal Accounting Policies (Continued):

The changes in fair value of the warrants during the year ended June 30, 2011were as follows:

Balance at July 1, 2010	$5,979,767
Issuance of warrants and options	-
Change in fair value recorded in earnings	16,421,412
Transferred to equity upon exercise	(5,486,519)
Balance at June 30, 2011	$16,914,660

The Company applies ASC 820-10-65 to determine fair value measurements for assets or liabilities when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The adoption of FASB ASC 820-10-65 had no impact on the company‘s consolidated operating results, financial position, or cash flows.

Derivatives

The Company accounts for its derivative instruments not indexed to our stock as either assets or liabilities and carries them at fair value.  Derivatives that are not defined as hedges must be adjusted to fair value through earnings.

Warrants and options issued in prior periods with exercise prices denominated in Canadian dollars are no longer considered indexed to our stock, as their exercise price is not in the Company’s functional currency of the US dollar, and therefore no longer qualify for the scope exception and must be accounted for as a derivative.  These warrants and options are reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method.  Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.”  On July 1, 2010, the Company recorded a cumulative effect adjustment based on the grant date fair value of warrants issued during the year ended June 30, 2009 that were outstanding at July 1, 2009 and the change in fair value of the warrant liability from the issuance date through to July 1, 2009.

The Company elected to record the change in fair value of the warrant liability as a component of other income and expense on the statement of operations as we believe the amounts recorded relate to financing activities and not as a result of our operations.

The Company recorded the following cumulative effect of change in accounting principal pursuant to its adoption of the amendment as of July 1, 2009:

	Contributed surplus	Warrant liability	Accumulated deficit
Grant date fair value of previously issued warrants outstanding as of July 1, 2009	3,612,865	(3,612,865)	—
Change in fair value of previously issued warrants outstanding as of July 1, 2009	—	(12,637,875)	12,637,875
Cumulative effect of change in accounting principal	3,612,865	(16,250,740)	12,637,875

In addition,  a gain related to the change in fair value of the warrant liability of $5,681,370 was recorded on the Consolidated Statements of Operations for the year ended June 30, 2010 and  a loss of $16,421,412 for the year ending June 30, 2011.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
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
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

2.	Principal Accounting Policies (Continued):

Subsequent Events

The Company discloses the date through which it has evaluated subsequent events.  Subsequent events are evaluated through the date the financial statements are issued.

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

3.	Recent Accounting Pronouncements Adopted:

i)  ASC 860

In June 2009, the FASB issued ASC 860, ―Accounting for Transfers of Financial Assets—an amendment of FASB Statement‖ (―ASC 860‖). ASC 860 is intended to establish standards of financial reporting for the transfer of assets to improve the relevance, representational faithfulness, and comparability. ASC 860 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt ASC 860 on July 1, 2010. The Company has determined that the adoption of ASC 860 will have no impact on its consolidated financial statements.

ii)  ASC 810

In June 2009, the FASB issued ASC 810, ―Amendments to FASB Interpretation No. 46(R)‖ (―ASC 810‖). ASC 810 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity, and requires companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity‘s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 becomes effective for the Company‘s fiscal 2011 year-end and interim reporting periods thereafter. The Company does not expect ASC 810 to have a material impact on its financial statements.

iii)  ASU 2010-29

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

iv)  ASU 2011-6

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

4.	Non-Cash Transactions:

During the years ended June 30, 2011, 2010 and 2009, the Company entered into certain non-cash activities as follows:

	2011	2010	2009
Operating and Financing Activities
From issuance of shares for consulting and geological services	$-	$-	$684,617
From issuance of shares for acquisitions	$28,829,763	$-	$-
From issuance of shares for cashless exercise of options	$1,016,273	$1,596,896	$237,008
From issuance of shares for mineral property	$-	$375,000	$13,228,450

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

5.	Capital Stock:

a)	Share issuances

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.

During year ended June 30, 2011, the Company issued a total of 26,179,931 common shares which are summarized as follows:
	Common Shares
	2011	2010	2009
Financing	19,395	18,400,000	16,707,791
For acquisition of companies	22,007,453	-	-
Acquisition of mineral properties	-	300,000	16,200,000
For exercise of warrants and options	4,153,083	8,351,360	-
For services	-	-	1,184,804
	26,179,931	27,051,360	34,092,595

During the three month period ended June 30, 2011, the Company issued 47,500 shares for the exercise of options at $1.68 to $2.94. The Company completed a financing during the quarter ending June 30, 2011 and issued 19,395 common shares at $3.61 per share.

During the three month period ended March 31, 2011, the Company issued 840,000 shares for the exercise of warrants at $1.05 CAD per share and 1,723,643 shares for the exercise of options at $0.65 to $2.94.

During the three month period ended December 31, 2010, the Company issued 1,300,000 shares for the exercise of warrants at $1.05 CAD per share and 71,250 shares for the exercise of options at $0.84 to $1.68.

During the three month period ended September 30, 2010, the Company issued 22,007,453 shares in exchange for all the outstanding and issued shares of X-Cal Resources Ltd.  The Company also issued 170,690 common shares pursuant to the cashless exercise of 300,000 options at an exercise price of $0.65.

b)	Warrants:

The following share purchase warrants were outstanding at June 30, 2011:

	Exercise price in CAD	Exercise price in USD at June 30, 2011	Number of warrants	Remaining contractual life (years)
Warrants *	$1.05	$1.09	7,700,000	1.72
Outstanding and exercisable at June 30, 2011			7,700,000
* Strike price of warrant contract in Canadian dollars.  At June 30, 2011 $1.00 CAD = $1.04 USD.

	June 30, 2011	June 30, 2010
Risk free interest rate	0.19%	0.61%
Expected life of warrants	1 year	1-2 years
Expected stock price volatility	72%	85%
Expected dividend yield	0%	0%

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
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

	June 30, 2011	June 30, 2010
Risk free interest rate	0.43%	.046% - 1.64%
Expected dividend yield	0%	0%
Expected stock price volatility	62%-87%	87%-120%
Expected life of options	2 years	3 years

Changes in the Company’s stock options for the year ended June 30, 2011are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, beginning of period	2,785,000	$0.91	2.4	1,261,750

Issued	1,999,375	2.09
Cancelled / Expired	(200,000)	1.75
Exercised	(2,423,255)	1.08

Outstanding at June 30, 2011	2,161,120	1.74	2.08	3,280,911
Exercisable at June 30, 2011	1,931,121	1.62	1.88	3,161,312

At June 30, 2011, there were 2,161,120 options outstanding. Options outstanding above that have not been vested at period end are 229,999 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.

For the year ended June 30, 2011 the Company recognized stock based compensation expense in the amount of $1,200,875 (2010 - $309,840, 2009 - $1,733,052)

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

6.	Related Party Transactions:

During the year ended June 30, 2011, directors received cash payments in the amount of $215,000 (2010 -$144,758, 2009 - $289,756) for their services as directors or members of committees of the Company’s Board.   During the year ended June 30, 2011, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $598,153 (2010 -$nil, 2009 -$nil)

During the year ended June 30, 2011 the Company made payments of $96,080 (2010 - $91,469, 2009 -$87,885) pursuant to a premises lease agreement to a corporation in which the CEO is a shareholder.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

7.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2011	June 30, 2010
Iris Royalty	50,000	50,000
Morelos	100,000	100,000
San Miguel Project	21,992,263	21,951,203
Sleeper	24,827,490	-
Mill Creek	2,096,616	-
Spring Valley	385,429	-
Reese River	64,061	-
Peru	-	10,000
	$49,515,859	$22,111,203

For the year ended June 30, 2011, the Company made a payment of $150,000 towards a previously purchased mineral claim that is part of the Sleeper Gold project.  The Company has one payment remaining due December 7, 2011 for $100,000.

8.	Fixed Assets:

		Accumulated	Net Book Value
	Cost	Amortization	2011	2010
Property and Equipment	$807,933	$320,193	$487,740	$519,446

During the year ended June 30, 2011, total additions to property, plant and equipment were $60,404 (2010- $64,956) and total disposals of property, plant and equipment were $18,811(2010- $nil). During the year ended June 30, 2011 the Company recorded depreciation of $73,299 (2010-$66,368).

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

9.	Marketable Securities and Investments:

Changes to the Company’s marketable securities for the year ending June 30, 2011 are as follow:

Balance at June 30, 2010	$	−
Acquisitions		350,164
Unrealized losses		(30,945)
Balance at June 30, 2011		$319,219

Pan American Goldfields Ltd.

The Company holds 250,000 shares of common stock of  Pan American Goldfields Ltd. (Formerly Mexoro Minerals Ltd.) It has not recorded these shares in its financial statements because the shares as of the date of this report were restricted from sale and the Company cannot determine if there is any net realizable value until the shares have been liquidated.

Garibaldi Resources Corp.

For the year ended June 30, 2011, the Company sold 400,000 shares of common stock of Garibaldi Resources Corp for net proceeds of $154,590.  It recorded the gain as other income in its Consolidated Statements of Operations.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the year ended June 30, 2011:

	United States	Mexico / Latin America	Total
Interest income	$81,265	$37,605	$118,870
Other income	178,230	2,603	180,833
Total income	$259,495	$40,208	$299,703

Expenses:
Exploration	4,516,970	3,467,805	7,984,775
Professional fees	1,280,869	-	1,280,869
Directors compensation	813,154	-	813,154
Travel and lodging	212,999	-	212,999
Corporate communications	260,309	-	260,309
Consulting fees	464,790	-	464,790
Office and administration	297,702	36,086	333,788
Interest and service charges	9,586	3,057	12,643
Insurance	317,457	-	317,457
Amortization	20,161	53,138	73,299
Accretion	119,884	-	119,884
Acquisition Expenses	262,764	-	262,764
Write off of mineral property	-	10,000	10,000
Income and other taxes	13,015	-	13,015
Total Expenses	8,589,660	3,570,086	12,159,746
Net loss before other items	$8,330,165	$3,529,878	$11,860,043

Other item
Change in fair value of Equity Conversion Right	169,081	-	169,081
Change in fair value of warrant liability	16,421,412	-	16,421,412
Net Loss	$24,920,658	$3,529,878	$28,450,536

Other comprehensive loss
Foreign Currency Translation Adjustment	(492,405)	-	(492,405)
Unrealized loss on available for sale securities	30,945	-	30,945
Total Comprehensive Loss for the Period	$24,459,198	$3,529,878	$27,989,076

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the year ended June 30, 2010:

	United States	Mexico / Latin America	Total
Interest income	$35,779	$74	$35,853
Other income	-	-	-
Total income	$35,779	$74	$35,853

Expenses:
Exploration	640,045	5,403,746	6,043,791
Professional fees	930,926	478	931,404
Directors compensation	141,224	-	141,224
Travel and lodging	192,642	-	192,642
Corporate communications	332,139	-	332,139
Consulting fees	418,437	-	418,437
Office and administration	310,371	118,778	429,149
Interest and service charges	53,818	3,826	57,644
Insurance	47,804	-	47,804
Amortization	18,661	47,706	66,367
Acquisition Expenses	1,242,569	-	1,242,569
Miscellaneous	18,124	-	18,124
Write off of mineral property	275,000	-	275,000
Income and other taxes	51,732	-	51,732
Total Expenses	4,673,492	5,574,534	10,248,026
Net loss before other items	$4,637,713	$5,574,460	$10,212,173

Other item
Change in fair value of Equity Conversion Right	821,155	-	821,155
Change in fair value of warrant liability	(5,681,370)	-	(5,681,370)
Net Loss	$(222,502)	$5,574,460	$5,351,958

Other comprehensive loss
Foreign Currency Translation Adjustment	156,483	-	156,483
Total Comprehensive Loss for the Period	$(66,019)	$5,574,460	$5,508,441

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the year ended June 30, 2009:

	United States	Mexico / Latin America	Total
Interest income	$194,636	$54,446	$249,082
Other income	-	-	-
Total income	$194,636	$54,446	$249,082

Expenses:
Exploration	960,547	1,412,074	2,372,621
Professional fees	1,217,815	26,977	1,244,792
Travel and lodging	228,920	-	228,920
Corporate communications	803,186	-	803,186
Consulting fees	1,561,084	-	1,561,084
Office and administration	303,941	656,759	960,700
Interest and service charges	17,540	1,447	18,987
Loss on Disposal of Assets	-	44,669	44,669
Insurance	54,493	22,212	76,705
Amortization	45,501	53,509	99,010
Miscellaneous	79,587	-	79,587
Total Expenses	5,272,614	2,217,647	7,490,261

Net Loss	$5,077,978	$2,163,201	$7,241,179

Other comprehensive loss
Foreign Currency Translation Adjustment	267,215	-	267,215
Total Comprehensive Loss for the Period	$5,345,193	$2,163,201	$7,508,394

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Assets by geographical segment:

	United States/Canada	Mexico / Latin America	Total

June 30, 2011
Mineral properties	$27,373,596	$22,142,263	$49,515,859
Equipment	131,683	356,057	487,740

June 30, 2010
Mineral properties	-	22,111,203	22,111,203
Equipment	$125,825	$393,621	$519,446

11.	Reclamation and Environmental

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the prepaid insurance balance at June, 2011 is $858,250.  As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at June 30, 2011 is $2,574,070.

Reclamation and environmental costs are based principally on legal requirements.  Management estimates costs associated with reclamation of mineral properties.  On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.  A liability has been established equal to the present value of the obligation, and the carrying amount of the mineral properties has been increased by the same amount.

Changes to the Company’s asset retirement obligations are as follows:

Balance, beginning of the period	$-
Asset retirement obligations acquired	1,121,150
Accretion expense	119,884
Payments	(97,142)
Balance, end of period	$1,143,892

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

12.	X-Cal Resources Ltd.

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

The Company recorded acquisition related costs for the year ending June 30, 2011 of $262,764.

The amounts of X-Cal Resources Ltd. revenue and Net Loss included in the Company’s consolidated income statement for year ending June 30, 2011, and the revenue and earnings of the combined entity had the acquisition date been July 1, 2010, or July 1, 2009, are as follows:

	Revenue	Net Loss (Gain)	Net Loss Per Share
Actual from August 23, 2010 to June 30, 2011	$0	$1,057,417	$0.01
Supplemental pro forma For the year ended June 30, 2011	$299,703	$30,056,939	$0.23
Supplemental pro forma For year ended June 30, 2010	$80,755	$5,766,456	$0.06

The following is the allocation of cost of acquisition of X-Cal Resources Ltd.:

Shares eligible for conversion	176,059,978
Common stock exchange ratio per share	0.125
Equivalent new shares	22,007,497
Total fractional shares in exchange not issued	(44)
Shares issued	22,007,453
Paramount common stock price on August 20, 2010	1.31
Total preliminary purchase price (common stock)	$28,829,764
Estimated fair value of options issued	314,790
Total purchase price	$29,144,554

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

The following represents the allocation of the total purchase price:

Total preliminary purchase consideration	$29,144,554

Less historical X-Cal net assets acquired:
Cash and equivalents	843,101
Prepaid insurance	1,040,485
Reclamation bond	2,926,476
Fixed assets	30,604
Mineral property interests	26,405,284
Other assets	85,226
Accounts payable	(1,065,473)
Reclamation and enviromental obligations	(1,121,150)

X-Cal Resources Ltd net assets acquired	$29,144,554

On acquisition of X-Cal Resources Ltd., the Company acquired deferred tax assets of $3,759,343.  The benefit of these deferred tax assets was offset by a full valuation allowance.

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

13.	Income taxes:

At June 30, 2011, the Company has unused tax loss carry forwards in the United States of $29,501,090 (2010 - $17,769,298, 2009 - $12,361,729) expiring between the years 2015 and 2031 which are available to reduce taxable income. As at June 30, 2011 the Company has unused tax loss carry forwards in Canada of $6,643,964 (2010 - $nil, 2009 - $nil) expiring between 2013 and 2031 which are available to reduce taxable income.  As at June 30, 2011 the Company has unused tax loss carry forwards in Mexico and Peru of $29,837,310 (2010 - $24,633,228, 2009 - $18,106,804) which are available to reduce taxable income. Losses in Peru are limited in their use to 50% of taxable income in that year.  The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2011 are as follows:

	2011	2010	2009
United States
Loss carry forwards	6,778,756	5,330,789	3,719,009
Other	343,168	(154,964)	-
Mineral properties	1,299,948	-	-
Property, plant and equipment	(25,207)	27	-
Canada
Loss carry forwards	1,660,991	-	-
Other	7,469	-	-
Property, plant and equipment	63,961	-	-
Mexico
Loss carry forwards	7,053,872	5,774,229	4,226,860
Property, plant and equipment	76,997	56,134	21,627
Peru
Loss carry forwards	1,393,473	1,203,263	1,203,263

Valuation allowance	(18,653,428)	(12,209,478)	(9,170,759)

Net deferred tax asset	-	-	-

The income tax expense differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2011	2010	2009

Loss before income taxes	(28,450,536)	(5,351,958)	(7,241,179)
Statutory tax rate	30%	30%	30%
Expected recovery at statutory tax rate	(8,535,161)	(1,605,587)	(2,172,354)
Adjustments to benefits resulting from:

Impact of lower tax rate in subsidiaries	112,345	106,980	24,568
Permanent differences	5,738,202	(1,509,157)	624,269
Terminal loss on disposal of asset	-	-	(28,100)
Valuation allowance	(2,684,577)	3,007,764	1,551,618

Provision for income taxes	-	-	-

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Continued)
(Audited)
For the Year Ended June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Accounting for uncertainty for Income Tax

Effective July 1, 2009, the Company adopted the interpretation for accounting for uncertainty in income taxes which was an interpretation of the accounting standard accounting for income taxes. This interpretation created a single model to address accounting for uncertainty in tax positions. This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Effective July 1, 2009, the Company adopted the interpretation for accounting for uncertainty in income taxes which was an interpretation of the accounting standard accounting for income taxes. This interpretation created a single model to address accounting for uncertainty in tax positions. This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

As at June 30, 2011 and 2010, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2008 through 2011. Loss carryforwards generated or utilized in years earlier than 2008 are also subject to examination and adjustment. The Company has no income tax examinations in process.

14.	Subsequent Events:

Subsequent events have identified as of August 30, 2011.

On August 22, 2011, the Company entered into an agreement to purchase mining claims in northwestern Nevada in exchange for 400,000 shares of its common stock.  The seller of the mineral claims retains a net smelter royalty of 1.5% on the portion of claims no subject to other royalties and a net smelter royalty of 0.5% on the portion already subject to a 2.0% royalty held by a third party.  Closing of this transaction is subject to regulatory approval.