Form 10-Q
period 2011-09-30
PARAMOUNT GOLD & SILVER CORP.
filed 2011-11-08
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes þ  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 136,787,012 shares of Common Stock, $.001 par value as of November 4, 2011.

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, the prevailing market price for gold and silver, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.

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

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended September 30, 2011 and 2010

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at September 30, 2011(Unaudited) and June 30, 2011 (Audited)
(Expressed in United States dollars, unless otherwise stated)

	As at September 30,	As at June 30,
	2011 (Unudited)	2011 (Audited)
Assets

Current Assets
Cash and cash equivalents	$10,495,650	$14,689,241
Amounts receivable	1,188,482	1,625,724
Prepaid and deposits	374,030	34,252
Prepaid insurance, current portion (Note 11)	245,215	245,215
Marketable securities (Note 3)	204,851	319,219
Total Current Assets	12,508,228	16,913,651
Non-Current Assets
Mineral properties (Note 8)	50,479,859	49,515,859
Fixed assets (Note 9)	477,573	487,740
Prepaid insurance, non current portion (Note 11)	551,732	613,035
Reclamation bond (Note 11)	2,755,395	2,765,742
Total Non-Current Assets	54,264,559	53,382,376

Total Assets	$66,772,787	$70,296,027

Liabilities and Shareholder’s Equity

Liabilities

Current Liabilities
Accounts payable	$938,532	$769,172
Warrant Liability (Note 4)	11,342,273	16,914,660
Total Current Liabilities	12,280,805	17,683,832

Non-Current Liabilities
Reclamation and Environmental Obligation	1,170,092	1,143,892
Total Liabilities	$13,450,897	18,827,724

Shareholder’s Equity
Capital stock (Note 6)	136,787	136,249
Additional paid in capital	130,843,520	129,664,660
Contributed surplus	11,249,035	11,287,242
Deficit accumulated during the exploration stage	(88,767,739)	(89,637,633)
Accumulated other comprehensive income	(139,713)	17,785
Total Shareholder's Equity	53,321,890	51,468,303

Total Liabilities and Shareholder's Equity	$66,772,787	$70,296,027

Subsequent Events (Note 12)

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations (Unaudited)
For the Three Month Period Ended September 30, 2011 and 2010
(Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2011		For the Period Ended September 30, 2010		Cumulative Since Inception to September 30, 2011
Revenue
Interest Income		$20,642		$20,937	$1,157,474
Other Income		25,000		-	205,833
Total Revenue		45,642		20,937	1,363,307

Expenses:
Incorporation Costs		-		-	1,773
Exploration		3,978,339		1,802,256	35,760,375
Professional Fees		308,366		167,735	7,814,289
Directors Compensation		68,489		50,546	1,022,867
Travel & Lodging		45,331		55,283	1,307,578
Corporate Communications		38,037		27,045	3,415,444
Consulting Fees		80,100		74,368	14,349,710
Office & Administration		86,285		80,623	2,775,907
Interest & Service Charges		2,776		2,830	112,261
Loss on disposal of Fixed Assets		-		-	44,669
Insurance		76,417		42,319	669,746
Depreciation		21,440		17,752	391,018
Accretion		38,426		14,254	158,310
Miscellaneous		-		-	203,097
Financing & Listing Fees		-		-	(22,024)
Acquisition Expenses		-		1,076,273	1,505,334
Income and other taxes		-		-	64,747
Write Down of Mineral Property		-		-	1,756,049
Total Expense		4,744,006		3,411,284	71,331,150
Net Loss before other item		4,698,364		3,390,347	69,967,843

Other item
Change in fair value of Equity Conversion Right		-		102,772	990,236
Change in fair value of warrant liability		(5,572,387)		368,110	17,805,530
Loss on sale of Marketable Securities		4,129		-	4,129
Net Loss (Gain)		$(869,894)		$3,861,229	$88,767,738

Other comprehensive loss
Foreign Currency Translation Adjustment		61,126		(435,107)	12,396
Unrealized loss on available for sale securities		96,372		-	127,317
Total Comprehensive Loss (Gain) for the Period		$(712,396)		$3,426,122	$88,907,451

Loss (Gain) per Common share	$		$
Basic		(0.01)		0.03
Diluted		(0.01)		0.03

Weighted Average Number of Common Shares Used in Per Share Calculations
Basic		136,442,854		119,165,219
Diluted		142,005,445		119,165,219

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Period Ended September 30, 2011 and 2010
(Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2011	For the Period Ended September 30, 2010	Cumulative Since Inception to September 30, 2011

Net Gain (Loss)	$869,894	$(3,861,229)	$(88,767,739)
Adjustment for:
Depreciation	21,440	17,752	391,018
Loss on disposal of assets	-	-	44,669
Stock based compensation	45,690	33,611	17,704,089
Accrued interest	-	-	(58,875)
Write-down of mineral properties	-	-	1,756,049
Accretion expense	38,426	14,254	158,310
Change in reclamation	(1,879)	-	61,713
Insurance expense	61,302	-	243,537
Other non cash transactions	4,129	-	3,230
Change in fair value of equity conversion right	-	102,772	990,236
Change in fair value of warrant liability	(5,572,387)	368,110	17,805,530
(Increase) Decrease in accounts receivable	437,242	(276,393)	(1,105,056)
(Increase) Decrease in prepaid expenses	(339,778)	(102,902)	(374,030)
Increase (Decrease) in accounts payable	169,360	452,024	(945,251)
Cash used in operating activities	$(4,266,561)	$(3,252,001)	$(52,092,570)

Sale (Purchase) of marketable securities	13,868	-	13,868
Purchase of GIC receivable	-	-	58,875
Notes receivable issued	-	243,495	21,365
Purchase of Equity conversion right	-	-	(1,337,700)
Purchase of Mineral Properties	-	-	(7,109,870)
Cash acquired on acquisition of X-Cal	-	-	843,101
Purchase of Equipment	(11,273)	(33,321)	(913,135)
Cash provided by (used in) investing activities	$2,595	$210,174	$(8,423,496)

Demand notes payable issued	-	-	105,580
Issuance of capital Stock	131,501	-	70,963,480
Cash provided by financing activities	$131,501	$-	$71,069,060

Effect of exchange rate changes on cash	(61,126)	435,107	(57,344)

Change in cash during period	(4,193,591)	(2,606,720)	10,495,650

Cash at beginning of period	14,689,241	21,380,505	-
Cash at end of period	$10,495,650	$18,773,785	$10,495,650

Supplemental Cash Flow Disclosure
Interest Received	$20,642	$20,937
Cash	$2,102,394	$2,243,119
Short-term investments	$8,393,256	$16,530,666

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Three Month Period Ended September 30, 2011
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Capital in Excess of Par Value	Deficit	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balance at inception	—	$—	$—	$—	$—	$—	$—
Capital issued for financing	104,825,287	104,826	20,277,171	—	—	—	20,381,997
Capital issued for services	4,157,500	4,157	9,477,295	—	—	—	9,481,452
Capital issued for mineral properties	1,178,519	1,179	2,682,617	—	—	—	2,683,796
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Returned to treasury	(61,660,000)	(61,660)	61,660	—	—	—	—
Fair Value of warrants	—	—	—	—	8,460,682	—	8,460,682
Stock based compensation	—	—	—	—	5,080,263	—	5,080,263
Foreign currency translation	—	—	—	—	—	(19,977)	(19,977)
Net Income (loss)	—	—	—	(35,956,085)	—	—	(35,956,085)
Balance at June 30, 2008	48,540,997	$48,541	$32,604,284	$(35,956,085)	$13,540,945	$(19,977)	$10,217,708
Capital issued for financing	16,707,791	16,707	5,828,684	—	—	—	5,845,391
Capital issued for services	1,184,804	1,185	683,437	—	—	—	684,622
Capital issued from stock options and warrants exercised	384,627	385	249,623	—	(237,008)	—	13,000
Capital issued for mineral properties	16,200,000	16,200	13,140,250	—	—	—	13,156,450
Stock based compensation	—	—	—	—	3,612,864	—	3,612,864
Transition Adjustment (Note 2)	—	—	—	—	1,052,709	—	1,052,709
Foreign currency translation	—	—	—	—	—	(267,215)	(267,215)
Net Income (loss)	—	—	—	(7,241,179)	—	—	(7,241,179)
Balance at June 30, 2009	83,018,219	$83,018	$52,506,278	$(43,197,264)	$17,969,510	$(287,192)	$27,074,350
Capital issued for financing	18,400,000	18,400	21,371,043	—	—	—	21,389,443
Capital issued from stock options and warrants exercised	8,351,360	8,351	16,361,552	—	(3,841,264)	—	12,528,639
Capital issued for mineral properties	300,000	300	374,700	—	—	—	375,000
Stock based compensation	—	—	—	—	309,840	—	309,840
Transition Adjustment (Note 2)	—	—	—	(12,637,875)	(3,612,864)	—	(16,250,739)
Foreign currency translation	—	—	—	—	—	(156,483)	(156,483)
Net Income (loss)	—	—	—	(5,351,958)	—	—	(5,351,958)
Balance at June 30, 2010	110,069,579	$110,069	$90,613,573	$(61,187,098)	$10,825,222	$(443,675)	$39,918,091
Capital issued for financing	19,395	19	23,970	—	—	—	23,989
Capital issued from stock options and warrants exercised	4,153,085	4,154	10,219,361	—	(1,053,645)	—	9,169,870
Capital issued for acquisition	22,007,453	22,007	28,807,756	—	314,790	—	29,144,553
Stock based compensation	—	—	—	—	1,200,875	—	1,200,875
Foreign currency translation	—	—	—	—	—	492,405	492,405
Unrealized loss on available for sale securities	—	—	—	—	—	(30,945)	(30,945)
Net Income (loss)	—	—	—	(28,450,535)	—	—	(28,450,535)
Balance at June 30, 2011	136,249,512	$136,249	$129,664,660	$(89,637,633)	$11,287,242	$17,785	$51,468,303
Capital issued for financing	—	—	—	—	—	—	—
Capital issued from stock options and warrants exercised	137,500	138	215,260	—	(83,897)	—	131,501
Capital issued for acquisition	400,000	400	963,600	—	—	—	964,000
Stock based compensation	—	—	—	—	45,690	—	45,690
Foreign currency translation	—	—	—	—	—	(61,126)	(61,126)
Unrealized loss on available for sale securities	—	—	—	—	—	(96,372)	(96,372)
Net Income (loss)	—	—	—	869,894	—	—	869,894
Balance at September 30, 2011	136,787,012	$136,787	$130,843,520	$(88,767,739)	$11,249,035	$(139,713)	$53,321,890

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Month Period Ended September 30, 2011
(Expressed in United States dollars, unless otherwise stated)

1.	Summary of Significant Accounting Policies:

Paramount Gold and Silver Corp. (the “Company”), incorporated under the General Corporation Law of the State of Delaware, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, Minera Gama SA de CV, and X-Cal Resources Ltd.   The Company is an exploration stage company in the process of exploring its mineral properties in both the United States and Mexico, and has not yet determined whether these properties contain reserves that are economically recoverable.

Basis of Presentation and Preparation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by generally accepted accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included.  The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Paramount Gold and Silver Corp. for the year ended June 30, 2011.

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Month Period Ended September 30, 2011
(Expressed in United States dollars, unless otherwise stated)

1.	Summary of Significant Accounting Policies (Continued):

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

2.	Recent Accounting Pronouncements Adopted:

i)     ASU 2011-6

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Month Period Ended September 30, 2011
(Expressed in United States dollars, unless otherwise stated)

3.	Marketable Securities and Investments:

As of June 30, 2011, the Company had investments in available-for-sale securities of $319,219.  The investments reflected in the table below include certain equity securities of entities involved in the exploration of precious metals.  The following table summarizes the Company’s available-for sale securities on hand as of September 30, 2011:

Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
$332,168	$127,317	$-	$204,851

During the three month period ended September 30, 2011, the Company recorded an unrealized loss on available-for-sale securities of $96,372.  This loss is recorded as other comprehensive loss on the consolidated statement of operations.  During the three month period ended September 30, 2011, the Company sold investments in available-for-sale securities and recorded a net loss of $4,129.

Mexoro Minerals Ltd.

The Company holds 250,000 shares of common stock of Mexoro Minerals Ltd.  It has not recorded these shares in its financial statements because the shares as of the date of this report were restricted from sale and the Company cannot determine if there is any net realizable value until the shares have been liquidated.

4.	Fair Value Measurements:

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Month Period Ended September 30, 2011
(Expressed in United States dollars, unless otherwise stated)

4.	Fair Value Measurements (Continued):

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

			Fair Value at September 30, 2011						June 30, 2011
Assets	Total		Level 1		Level 2		Level 3		Total
	$		$		$		$		$
Cash equivalents		10,495,650		10,495,650		-		-	14,689,241
Marketable Securities		204,851		204,851		-		-	319,219
Liabilities
Warrant liability		11,342,273		-		-		11,342,273	16,914,660

The Company’s cash equivalents and marketable securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities. The accounts receivable represent amounts due from a national government regarding refund of taxes.

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

September 30, 2011
Risk free interest rate	0.11%
Expected life of warrants and options	Less than 1 year
Expected stock price volatility	75%
Expected dividend yield	0%

The changes in fair value of the warrants during the period ended September 30, 2011 were as follows:

Balance at June 30, 2011	$16,914,660
Issuance of warrants and options	-
Change in fair value recorded in earnings	(5,572,387)
Transferred to equity upon exercise	-
Balance at September 30, 2011	$11,342,273

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Month Period Ended September 30, 2011
(Expressed in United States dollars, unless otherwise stated)

5.	Non-Cash Transactions:

During the three month period ended September 30, 2011 and 2010, the Company entered into certain non-cash activities as follows:

	2011	2010
Operating and Financing Activities
From issuance of shares for acquisitions	$-	$28,829,763
From issuance of shares for cashless exercise of options	$-	$146,793
From issuance of shares for mineral property	$964,000	$-

6.	Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.

During the three month period ended September 30, 2011, the Company issued a total of 537,500 common shares which are summarized as follows:

	2011	2010
Financing	-	-
Acquisition of mineral properties	400,000	-
For exercise of warrants and options	137,500	170,690
For acquisition of companies	-	22,007,453
	537,500	23,454,835

During the three month period ended September 30, 2011, the Company entered into an agreement to purchase mining claims in northwestern Nevada in exchange for 400,000 shares of its common stock.  The seller of the mineral claims retains a net smelter royalty of 1.5% on the portion of claims not subject to other royalties and a net smelter royalty of 0.5% on the portion already subject to a 2.0% royalty held by a third party.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Month Period Ended September 30, 2011
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

b) Warrants:

The following share purchase warrants were outstanding at September 30, 2011:

	Exercise price in CAD	Exercise price in USD at September 30, 2011	Number of warrants	Remaining contractual life (years)
Warrants *	$1.05	$1.01	7,700,000	1.47
Outstanding and exercisable at September 30, 2011			7,700,000

* Strike price of warrant contract in Canadian dollars. At September 30, 2011 $1.00 USD = $1.039 CAD

	September 30, 2011	September 30, 2010
Risk free interest rate	.11%	.26%
Expected life of warrants	Less than 1 year	1.2 years
Expected stock price volatility	75%	59.72%
Expected dividend yield	0%	0%

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

	September 30, 2011*	September 30, 2010
Risk free interest rate	N/A	0.26%-0.98%
Expected dividend yield	N/A	0%
Expected stock price volatility	N/A	61%-85%
Expected life of options	N/A	1 to 2 years

*	The Company did not issue any stock options in the period ended September 30, 2011

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Month Period Ended September 30, 2011
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

Changes in the Company’s stock options for the three month period ended September 30, 2011are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, beginning of period	2,161,120	1.74	2.08	3,280,911

Issued	-	-
Cancelled / Expired	(22,500)	1.52
Exercised	(137,500)	0.90

Outstanding at September 30, 2011	2,001,120	1.80	2.11	1,419,803
Exercisable at September 30, 2011	1,771,121	1.68	1.90	1,419,803

At September 30, 2011, there were 2,001,120 options outstanding. Options outstanding above that have not been vested at period end are 229,999 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.

For the three period ended September 30, 2011 the Company recognized stock based compensation expense in the amount of $45,690  (2010 - $33,611) .

7.	Related Party Transactions:

During the period ended September 30, 2011, directors received cash payments in the amount of $52,500 (2010 $38,000) for their services as directors or members of committees of the Company’s Board.   During the period ended September 30, 2011, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $15,989 (2010 -$12,546)

During the period ended September 30, 2011 the Company made payments of $24,055 (2010 - $22,201) pursuant to a premises lease agreement to a corporation in which the CEO is a shareholder.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Month Period Ended September 30, 2011
(Expressed in United States dollars, unless otherwise stated)

8.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2011	June 30, 2011
Iris Royalty	50,000	50,000
Morelos	100,000	100,000
San Miguel Project	21,992,263	21,992,263
Sleeper	25,791,490	24,827,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
Reese River	64,061	64,061
	$50,479,859	$49,515,859

During the period ended September 30, 2011, the Company purchased mineral claims that are related to the Sleeper Gold Project for shares in the Company’s common stock.  The fair value of the shares issued were $964,000.

The Company has a payment due December 7, 2011 for $100,000 towards a previously purchased mineral claim that is part of the Sleeper Gold Project.

9.	Fixed Assets:

			Net Book Value
	Cost	Accumulated Amortization	September 30, 2011	June 30,2011

Property and Equipment	$819,206	$341,633	$477,573	$487,740

During the period ended September 30, 2011, total additions to property and equipment were $11,273(2010- $33,321) and total disposals of property and equipment were $nil (2010- $nil). During the period ended September 30, 2011 the Company recorded depreciation of $21,441 (2010-$17,752).

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Month Period Ended September 30, 2011
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss by geographical segment for the three month period ended September 30, 2011:

	United States	Mexico	Total
Interest income	$17,768	$2,874	$20,642
Other income	25,000	-	25,000
Total income	$42,768	$2,874	$45,642

Expenses:
Exploration	1,913,971	2,064,368	3,978,339
Professional fees	308,366	-	308,366
Directors compensation	68,489	-	68,489
Travel and lodging	45,331	-	45,331
Corporate communications	38,037	-	38,037
Consulting fees	80,100	-	80,100
Office and administration	84,780	1,505	86,285
Interest and service charges	1,924	852	2,776
Insurance	76,417	-	76,417
Amortization	11,655	9,785	21,440
Accretion	38,426	-	38,426
Total Expenses	2,667,496	2,076,510	4,744,006
Net loss before other items	$2,624,728	$2,073,636	$4,698,364

Other item
Change in fair value of warrant liability	(5,572,387)	-	(5,572,387)
Loss on sale of Marketable Securities	4,129	-	4,129
Net Loss	$(2,943,530)	$2,073,636	$(869,894)

Other comprehensive loss
Foreign Currency Translation Adjustment	61,126	-	61,126
Unrealized loss on available for sale securities	96,372	-	96,372
Total Comprehensive Loss for the Period	$(2,786,032)	$2,073,636	$(712,396)

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Month Period Ended September 30, 2011
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss by geographical segment for the three month period ended September 30, 2010:

	United States	Mexico	Total
Interest income	$20,936	$1	$20,937
Total income	$20,936	$1	$20,937

Expenses:
Exploration	362,394	1,439,862	1,802,256
Professional fees	167,735	-	167,735
Directors compensation	50,546	-	50,546
Travel and lodging	55,283	-	55,283
Corporate communications	27,045	-	27,045
Consulting fees	74,368	-	74,368
Office and administration	65,471	15,152	80,623
Interest and service charges	1,926	905	2,830
Insurance	42,319	-	42,319
Amortization	3,348	14,404	17,752
Accretion	14,254		14,254
Acquisition Expenses	1,076,273	-	1,076,273
Total Expenses	1,940,961	1,470,323	3,411,284
Net loss before other items	$1,920,025	$1,470,322	$3,390,347

Other item
Change in fair value of Equity Conversion Right	102,772	-	102,772
Change in fair value of warrant liability	368,110	-	368,110
Net Loss	$2,390,907	$1,470,322	$3,861,229

Other comprehensive loss
Foreign Currency Translation Adjustment	(435,107)	-	(435,107)
Total Comprehensive Loss for the Period	$1,955,800	$1,470,322	$3,426,122

Assets by geographical segment:

	United States	Mexico	Total

September 30, 2011
Mineral properties	$28,337,596	$22,142,263	$50,479,859
Equipment	120,028	357,545	477,573

June 30, 2011
Mineral properties	27,373,596	22,142,263	49,515,859
Equipment	$131,683	$356,057	$487,740

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Month Period Ended September 30, 2011
(Expressed in United States dollars, unless otherwise stated)

11.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the prepaid insurance balance at September 30, 2011 is $796,948.  As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at September 30, 2011 is $2,755,395.

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

Changes to the Company’s asset retirement obligations are as follows:

Balance, beginning of the period	$1,143,892
Accretion expense	38,426
Payments	(12,226)
Balance, end of period	$1,170,092

12.	Subsequent Events:

No subsequent events have been identified as of November 4, 2011

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report) and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our June 30, 2011 annual report filed on Form 10-K with the Securities and Exchange Commission on September 12, 2011.

We are an exploratory stage mining company that currently has mining concessions in Mexico and mineral claims in Nevada, USA.  We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold project in Nevada but are currently exploring both projects.  The following discussion updates our planned operations for this fiscal year.  It also analyzes our financial condition and summarizes the results of operations for the period ending September 30, 2011 and compares the period’s results to the results of the same period in the prior year.

Plan of Operation – Exploration:

Our plan for the current fiscal year in Nevada is to primarily focus on our Sleeper Gold Project.  Our budget for the program is approximately $3 million.  We will drill known mineralized zones in order to recover samples for metallurgical testing.  Results from our drilling campaigns will be used and incorporated into a material estimate model.  We have also engaged a leading international mining consulting firm to prepare a NI 43-101 compliant Preliminary Economic Assessment of the Sleeper Gold Project.  We anticipate completion in early 2012.

Our plan, at our San Miguel Project, in the current fiscal year is the continuation of an intensive core drilling program along with other geological work to further expand known areas of mineralization.  We have budgeted $9.25 million for our exploration in Mexico.  Mine Development Associates of Reno, will complete a NI 43-101 material estimate not included in a report released by the Company in May 2011.  The Company expects to complete a Preliminary Economic Assessment in the first half of 2012.

During the quarterly period ended September 30, 2011, the Company acquired  606 unpatented lode mining claims (the “Dunes Project”) in northwestern Nevada from ICN Resources Ltd.  The Dunes Project lies 11 miles south of our Sleeper Gold Project and be accessed by a paved highway.  In consideration, Paramount issued 400,000 shares of its common stock.  ICN Resources Ltd. retains a net smelter royalty of 0.5% on the portion already subject to a 2.0% royalty held by a third party.  The Dunes project is exploratory in nature and contains no know reserves.

Our work at both the San Miguel Project and Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Comparison of Operating Results for the period ended September 30, 2011 as compared to September 30, 2010

Liquidity and Capital Resources

At September 30, 2011, we had a cash balance of $10,495,650   compared to $18,773,785 for the same period in the prior year.  The reduction in cash is attributable to the funding of our exploration programs in United States and Mexico.

Index

At September 30, 2011, we had a net working capital, excluding the non-cash warrant liability of $11,569,696.  We anticipate our cash expenditures to be approximately $1.2 million per month for the proceeding quarterly period. The cash will fund our exploration programs and our general corporate expenses.  We believe our cash is adequate to meet our budgeted expenses in the short-term.

During the period ended September 30, 2011, the company received $131,500 pursuant to the exercise of stock options.

At September 30, 2011, the Company had 7,700,000 “in-the-money” purchase warrants outstanding.  All the warrants are held by the Company’s largest shareholder FCMI Financial Corporation.  If all the issued outstanding warrants are exercised, the Company’s cash balances will increase by $7,777,000.

At September 30, 2011, the accounts receivable amount of $1,188,482 primarily consisted of value added tax due from the Mexican government.  During the period ended September 30, 2011, the Company collected $458,456 in value added tax.

Revenues

As an exploration stage mining company, we have not earned revenue from our operations since our inception.  The majority of our income is from interest earned on our cash holdings.  We invest our excess cash in short-term Guaranteed Investment Certificates that range from 30 to 90 day terms.  Interest rate environments for our cash holdings in US dollar and Canadian dollar continue to remain low and our revenue from those investments is not significant.  For the three month period ended September 30, 2011, the Company recorded interest income in the amount of $20,642 as compared to $20,937 in the same period in the prior year.

Cost and Expenses

Our exploration expenses for the three month period ended September 30, 2011 compared to comparable prior year period increased by 121%.  The increase is mainly due to the Company’s increased exploration activity at its Sleeper Gold project in Nevada.  The following table summarizes our drilling activities at both projects for the period ended September 30, 2011 and 2010:

	Three month period ended September 30, 2011		Three month Period ended September 30, 2010
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	22	24,898	33	25,591
Sleeper Gold Project, USA	12	10,802	-	-
Total	34	35,700	33	25,591

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $512,788 for the three month period ended September 30, 2011.  This is a 47% increase over the comparable three month period in the 2010.  The increase in expenses was primarily due to an increase in legal fees and tax consulting fees.  Management believes these expenses were one time in nature and does not expect similar expenses in future periods.

During the three month period ended September 30, 2011, the Company’s warrant liability decreased by $5,572,387.  The decrease was recorded as a gain on the Consolidated Statement of Operations.  The decrease in warrant liability is primarily due to a decrease in the Company’s share price from $3.26  at June 30, 2011 to $2.36   at September 30, 2011.

Net Loss

Our net loss before other items for the three month period ended September 30, 2011 was $4,698,364         compared to a loss of $3,390,347 in the comparable period in the prior year.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at our San Miguel and Sleeper Gold projects.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk profile has not changed significantly from its year ended June 30, 2011.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 400,000 shares of its common stock in exchange for mineral claims.

We relied on the exemptive provisions of Section 4(2) of the Securities Act in issuing the shares of common stock.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Other Information

Index

Item 6.  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10-SB filed November 2, 2005
3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8-K filed August 28, 2007
3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8-K filed February 26, 2009
3.3	Restated Bylaws, effective April 18, 2005
4.1	Registration Rights Agreement, dated March 30, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2007
4.2	Form of Investor Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2007
4.3	Form of Broker Warrant, incorporated by reference to Exhibit 10.4 to Form 8-K filed April 6, 2007
4.4	Warrant Certificate, dated March 20, 2009, issued by the Company to Dahlman Rose & Company LLC, incorporated by reference to Exhibit 4.1 to Form 8-K/A filed April 21, 2009
10.1	Option Agreement on San Miguel properties, dated December 19, 2005, incorporated by reference to Exhibit 10.11 to our Amendment to Form 10-SB filed February 9, 2006
10.2	Agency Agreement with Blackmont Capital, Inc., et al., dated March 30, 2007, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2007
10.3	Agreement of Purchase and Sale between the Company and Tara Gold Resources, dated August 22, 2008, incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2008
10.4	Forebearance Agreement between the Company and Mexoro Minerals Ltd., dated March 17, 2009, incorporated by reference to Exhibit 10.5 to Form 8-K on March 23, 2009
10.5	Letter Agreement for Purchase and Sale of Magnetic Resources Ltd., dated February 12, 2009, incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 23, 2009
10.6	Letter Agreement for Assignment of Option Agreement between the Company and Garibaldi Resources Corp., dated February 2, 2009, incorporated by reference to Exhibit 10.7 to Form 8-K on March 23, 2009
10.7	2006/07 Stock Incentive and Compensation Plan, incorporated by reference to Exhibit 10.1 to Form S-8 filed November 8, 2006
10.8	2007/08 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit A to our proxy statement filed June 29, 2007
10.9	2008/09 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit B to our proxy statement filed January 8, 2009
10.10	Financial Advisory Services Agreement, effective March 1, 2009, by and between the Company and Dahlman Rose & Company LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2009
10.11	Form of Klondex Support Agreement, incorporated by reference to Schedule “A” to Exhibit 2.1 to Form 8-K filed July 22, 2009

Index

Exhibit Number	Description
10.12	Form of Paramount Support Agreement, incorporated by reference to Schedule “B” to Exhibit 2.1 to Form 8-K filed July 22, 2009
10.13	Support Agreement between the Company and FCMI Financial Corporation, dated August 5, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2009
10.14	Support Agreement between the Company and Garibaldi Resources Corp., dated August 5, 2009, incorporated by reference to Exhibit 10.2 to Form 8-K filed August 6, 2009
10.15	Acquisition Agreement between the Company and X-Cal Resources Ltd. dated June 22, 2010, incorporated by reference to Exhibit 2.1 on Form 8-k filed June 25, 2010

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Filed Herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

Date: November 8, 2011	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: November 8, 2011		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer