Form 10-Q
period 2011-12-31
PARAMOUNT GOLD & SILVER CORP.
filed 2012-02-09
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 136,887,012 shares of Common Stock, $.001 par value as of January 31, 2012.

Index

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended December 31, 2011 and 2010

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at December 31, 2011(Unaudited) and June 30, 2011 (Audited)
(Expressed in United States dollars, unless otherwise stated)

	As at December 31, 2011 (Unudited)	As at June 30, 2011 (Audited)
Assets

Current Assets
Cash and cash equivalents	$7,234,561	$14,689,241
Amounts receivable	1,277,880	1,625,724
Prepaid and deposits	354,854	34,252
Prepaid insurance, current portion (Note 11)	245,215	245,215
Marketable securities (Note 3)	162,172	319,219
Total Current Assets	9,274,682	16,913,651
Non-Current Assets
Mineral properties (Note 8)	50,579,859	49,515,859
Fixed assets (Note 9)	465,610	487,740
Prepaid insurance, non current portion (Note 11)	490,428	613,035
Reclamation bond (Note 11)	2,746,998	2,765,742
Total Non-Current Assets	54,282,895	53,382,376

Total Assets	$63,557,577	$70,296,027

Liabilities and Shareholders' Equity

Liabilities

Current Liabilities
Accounts payable	$1,200,368	$769,172
Warrant Liability (Note 4)	9,626,541	16,914,660
Total Current Liabilities	10,826,909	17,683,832

Non-Current Liabilities
Reclamation and Environmental Obligation (Note 11)	1,198,205	1,143,892
Total Liabilities	$12,025,114	18,827,724

Shareholders' Equity
Capital stock (Note 6)	136,887	136,249
Additional paid in capital	131,109,089	129,664,660
Contributed surplus	11,389,431	11,287,242
Deficit accumulated during the exploration stage	(90,920,552)	(89,637,633)
Accumulated other comprehensive income	(182,392)	17,785
Total Shareholders' Equity	51,532,463	51,468,303

Total Liabilities and Shareholders' Equity	$63,557,577	$70,296,027

Subsequent Events (Note 12)

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
For the Six Month Period Ended December 31, 2011 and 2010
(Expressed in United States dollars, unless otherwise stated)

	For the Three Month Period Ended December 31, 2011	For the Six Month Period Ended December 31, 2011	For the Three Month Period Ended December 31, 2010	For the Six Month Period Ended December 31, 2010	Cumulative Since Inception to December 31, 2011
Revenue
Interest Income	$(3,702)	$16,940	$25,416	$46,352	$1,153,772
Other Income	48,130	73,130	178,230	178,230	253,963
Total Revenue	$44,428	$90,070	$203,646	$224,582	$1,407,735

Expenses:
Incorporation Costs	-	-	-	-	1,773
Exploration	2,825,916	6,804,255	1,910,603	3,712,858	38,586,291
Professional Fees	300,562	608,928	468,328	636,064	8,114,851
Directors Compensation	155,280	223,769	142,181	192,727	1,178,147
Travel & Lodging	63,521	108,853	62,872	118,155	1,371,099
Corporate Communications	129,407	167,444	54,379	81,424	3,544,851
Consulting Fees	176,530	256,630	171,258	245,625	14,526,240
Office & Administration	124,113	210,397	142,207	222,831	2,900,020
Interest & Service Charges	1,660	4,435	3,185	6,016	113,922
Loss on disposal of Fixed Assets	-	-	-	-	44,669
Insurance	79,561	155,978	96,269	138,588	749,307
Depreciation	17,997	39,438	20,425	38,176	409,015
Accretion	38,426	76,852	35,210	49,464	196,736
Miscellaneous	-	-	-	-	203,097
Financing & Listing Fees	-	-	-	-	(22,024)
Acquisition Expenses	-	-	4,758	1,081,030	1,505,334
Income and other taxes	-	-	-	-	64,747
Write Down of Mineral Property	-	-	-	-	1,756,049
Total Expense	3,912,973	8,656,979	3,111,675	6,522,958	75,244,124
Net Loss before other items	$3,868,545	$8,566,909	$2,908,029	$6,298,376	$73,836,389

Other items
Change in fair value of Equity Conversion Right	-	-	77,183	179,955	990,236
Change in fair value of warrant liability	(1,715,732)	(7,288,119)	21,951,146	22,319,256	16,089,798
Loss on sale of Marketable Securities	-	4,129	-	-	4,129
Net Loss (Gain)	$2,152,813	$1,282,919	$24,936,358	$28,797,587	$90,920,552

Other comprehensive loss
Foreign Currency Translation Adjustment	-	61,126	163,328	(271,779)	12,396
Unrealized loss on available for sale securities	42,679	139,051	-	-	169,996
Total Comprehensive Loss (Gain) for the Period	$2,195,492	$1,483,096	$25,099,686	$28,525,808	$91,102,944

Loss (Gain) per Common share
Basic	$0.02	$0.01	$0.19	$0.23
Diluted	$0.02	$0.01	$0.19	$0.23

Weighted Average Number of Common Shares Used in Per Share Calculations
Basic	136,815,273	136,643,194	132,323,785	125,782,488
Diluted	136,815,273	136,643,194	132,323,785	125,782,488

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Period Ended December 31, 2011 and 2010
(Expressed in United States dollars, unless otherwise stated)

	For the Six Month Period Ended December 31, 2011	For the Six Month Period Ended December 31, 2010	Cumulative Since Inception to December 31, 2011

Net Gain (Loss)	$(1,282,919)	$(28,797,587)	$(90,920,552)
Adjustment for:
Depreciation	39,438	38,176	409,016
Loss on disposal of assets	-	-	44,669
Stock based compensation	386,755	306,311	18,045,154
Accrued interest	-	-	(58,875)
Write-down of mineral properties	-	-	1,756,049
Accretion expense	76,852	49,464	196,736
Change in reclamation	(3,795)	(19,435)	59,797
Insurance expense	122,607	35,344	304,842
Other non cash transactions	4,128	-	3,229
Change in fair value of equity conversion right	-	179,955	990,236
Change in fair value of warrant liability	(7,288,119)	22,319,256	16,089,798
(Increase) Decrease in accounts receivable	347,844	(598,448)	(1,194,454)
(Increase) Decrease in prepaid expenses	(320,602)	(88,091)	(354,854)
Increase (Decrease) in accounts payable	431,196	569,225	(683,415)
Cash used in operating activities	$(7,486,615)	$(6,005,830)	$(55,312,624)

Sale (Purchase) of marketable securities	13,868	-	13,868
Purchase of GIC receivable	-	-	58,875
Notes receivable issued	-	243,495	21,365
Purchase of Equity conversion right	-	-	(1,337,700)
Purchase of Mineral Properties	(100,000)	(150,000)	(7,209,870)
Cash acquired on acquisition of X-Cal	-	-	843,101
Purchase of Equipment	(17,308)	(45,227)	(919,170)
Cash provided by (used in) investing activities	$(103,440)	$48,268	$(8,529,531)

Demand notes payable issued	-	-	105,580
Issuance of capital Stock	196,501	1,437,450	71,028,480
Cash provided by financing activities	$196,501	$1,437,450	$71,134,060

Effect of exchange rate changes on cash	(61,126)	271,780	(57,344)

Change in cash during period	(7,454,680)	(4,248,332)	7,234,561

Cash at beginning of period	14,689,241	21,380,505	-
Cash at end of period	$7,234,561	$17,132,173	$7,234,561

Supplemental Cash Flow Disclosure
Interest Received	$16,940	$46,532
Cash	$2,353,438	$2,721,217
Short-term investments	$4,881,123	$14,410,956

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Shareholders’ Equity (Unaudited)
From inception to the Six Month Period Ended December 31, 2011
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Additional Paid in Capital	Deficit	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balance at inception	—	$—	$—	$—	$—	$—	$—
Capital issued for financing	104,825,287	104,826	20,277,171	—	—	—	20,381,997
Capital issued for services	4,157,500	4,157	9,477,295	—	—	—	9,481,452
Capital issued for mineral properties	1,178,519	1,179	2,682,617	—	—	—	2,683,796
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Returned to treasury	(61,660,000)	(61,660)	61,660	—	—	—	—
Fair Value of warrants	—	—	—	—	8,460,682	—	8,460,682
Stock based compensation	—	—	—	—	5,080,263	—	5,080,263
Foreign currency translation	—	—	—	—	—	(19,977)	(19,977)
Net Income (loss)	—	—	—	(35,956,085)	—	—	(35,956,085)
Balance at June 30, 2008	48,540,997	$48,541	$32,604,284	$(35,956,085)	$13,540,945	$(19,977)	$10,217,708
Capital issued for financing	16,707,791	16,707	5,828,684	—	—	—	5,845,391
Capital issued for services	1,184,804	1,185	683,437	—	—	—	684,622
Capital issued from stock options and warrants exercised	384,627	385	249,623	—	(237,008)	—	13,000
Capital issued for mineral properties	16,200,000	16,200	13,140,250	—	—	—	13,156,450
Stock based compensation	—	—	—	—	3,612,864	—	3,612,864
Transition Adjustment (Note 2)	—	—	—	—	1,052,709	—	1,052,709
Foreign currency translation	—	—	—	—	—	(267,215)	(267,215)
Net Income (loss)	—	—	—	(7,241,179)	—	—	(7,241,179)
Balance at June 30, 2009	83,018,219	$83,018	$52,506,278	$(43,197,264)	$17,969,510	$(287,192)	$27,074,350
Capital issued for financing	18,400,000	18,400	21,371,043	—	—	—	21,389,443
Capital issued from stock options and warrants exercised	8,351,360	8,351	16,361,552	—	(3,841,264)	—	12,528,639
Capital issued for mineral properties	300,000	300	374,700	—	—	—	375,000
Stock based compensation	—	—	—	—	309,840	—	309,840
Transition Adjustment (Note 2)	—	—	—	(12,637,875)	(3,612,864)	—	(16,250,739)
Foreign currency translation	—	—	—	—	—	(156,483)	(156,483)
Net Income (loss)	—	—	—	(5,351,958)	—	—	(5,351,958)
Balance at June 30, 2010	110,069,579	$110,069	$90,613,573	$(61,187,098)	$10,825,222	$(443,675)	$39,918,091
Capital issued for financing	19,395	19	23,970	—	—	—	23,989
Capital issued from stock options and warrants exercised	4,153,085	4,154	10,219,361	—	(1,053,645)	—	9,169,870
Capital issued for acquisition	22,007,453	22,007	28,807,756	—	314,790	—	29,144,553
Stock based compensation	—	—	—	—	1,200,875	—	1,200,875
Foreign currency translation	—	—	—	—	—	492,405	492,405
Unrealized loss on available for sale securities	—	—	—	—	—	(30,945)	(30,945)
Net Income (loss)	—	—	—	(28,450,535)	—	—	(28,450,535)
Balance at June 30, 2011	136,249,512	$136,249	$129,664,660	$(89,637,633)	$11,287,242	$17,785	$51,468,303
Capital issued from stock options and warrants exercised	137,500	138	215,260	—	(83,897)	—	131,501
Capital issued for acquisition	400,000	400	963,600	—	—	—	964,000
Stock based compensation	—	—	—	—	45,690	—	45,690
Foreign currency translation	—	—	—	—	—	(61,126)	(61,126)
Unrealized loss on available for sale securities	—	—	—	—	—	(96,372)	(96,372)
Net Income (loss)	—	—	—	869,894	—	—	869,894
Balance at September 30, 2011	136,787,012	$136,787	$130,843,520	$(88,767,739)	$11,249,035	$(139,713)	$53,321,890
Capital issued from stock options and warrants exercised	100,000	100	265,569	—	(200,669)	—	65,000
Stock based compensation	—	—	—	—	341,065	—	341,065
Unrealized loss on available for sale securities	—	—	—	—	—	(42,679)	(42,679)
Net Income (loss)	—	—	—	(2,152,813)	—	—	(2,152,813)
Balance at December 31, 2011	136,887,012	$136,887	$131,109,089	$(90,920,552)	$11,389,431	$(182,392)	$51,532,463

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2011
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
For the Six Month Period Ended December 31, 2011
(Expressed in United States dollars, unless otherwise stated)

1.	Summary of Significant Accounting Policies (Continued):

The Company elected to record the change in fair value of the warrant liability as a component of other income and expense on the statement of operations as we believe the amounts recorded relate to financing activities and not as a result of our operations.

Foreign Currency Translation

The parent company’s functional currency is the United States dollar. Foreign Currency Transactions are translated to United States dollars in accordance with FASB ASC 830 “Foreign Currency Translation” (“ASC 830”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Mexican pesos and Canadian Dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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
For the Six Month Period Ended December 31, 2011
(Expressed in United States dollars, unless otherwise stated)

3.	Marketable Securities and Investments:

As of June 30, 2011, the Company had investments in available-for-sale securities of $319,219.  The investments reflected in the table below include certain equity securities of entities involved in the exploration of precious metals.  The following table summarizes the Company’s available-for sale securities on hand as of December 31, 2011:

	Investments in available-for-sale securities
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Equity securities	$332,168	$169,996	$-	$162,172

During the six month period ended December 31, 2011, the Company recorded an unrealized loss on available-for-sale securities of $139,051.  This loss is recorded as other comprehensive loss on the consolidated statement of operations.

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
For the Six Month Period Ended December 31, 2011
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

			Fair Value at December 31, 2011						June 30, 2011
Assets	Total		Level 1		Level 2		Level 3		Total
	$		$		$		$		$
Cash equivalents		7,234,561		7,234,561		-		-	14,689,241
Marketable Securities		162,172		162,172		-		-	319,219

Liabilities
Warrant liability		9,626,541		-		-		9,626,541	16,914,660

The Company’s cash equivalents and GIC are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities. The amounts receivable represent amounts due from a national government regarding refund of taxes.

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

December 31, 2011
Risk free interest rate	0.11%
Expected life of warrants and options	Less than 1 year
Expected stock price volatility	73.6%
Expected dividend yield	0%

The changes in fair value of the warrants during the three month period ended December 31, 2011 was as follows:

Balance at September 30, 2011	$11,342,273
Issuance of warrants and options	-
Change in fair value recorded in earnings	(1,715,732)
Transferred to equity upon exercise	-
Balance at December 31, 2011	$9,626,541

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2011
(Expressed in United States dollars, unless otherwise stated)

5.	Non-Cash Transactions:

During the six month period ended December 31, 2011 and 2010, the Company entered into certain non-cash activities as follows:

	2011	2010
Operating and Financing Activities
From issuance of shares for acquisitions	$-	$28,829,763
From issuance of shares for cashless exercise of options	$-	$146,793
From issuance of shares for mineral property	$964,000	$-

6.	Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.

During the six month period ended December 31, 2011, the Company issued a total of 637,500 common shares which are summarized as follows:

	2011	2010
Acquisition of mineral properties	400,000	-
For exercise of warrants and options	237,500	1,541,940
For acquisition of companies	-	22,007,453
	637,500	23,549,393

During the six month period ended December 31, 2011, the Company entered into an agreement to purchase mining claims in northwestern Nevada in exchange for 400,000 shares of its common stock.  The seller of the mineral claims retains a net smelter royalty of 1.5% on the portion of claims no subject to other royalties and a net smelter royalty of 0.5% on the portion already subject to a 2.0% royalty held by a third party.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2011
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

b) Warrants:

The following share purchase warrants were outstanding at December 31, 2011:

	Exercise price in CAD	Exercise price in USD at December 31, 2011	Number of warrants	Remaining contractual life (years)
Warrants *	$1.05	$1.03	7,700,000	1.21

* Strike price of warrant contract in Canadian dollars. At December 31, 2011 $1.00 USD = $1.017CAD.

	December 31, 2011	December 31, 2010
Risk free interest rate	.11%	.25%
Expected life of warrants	Less than 1 year	1.2 years
Expected stock price volatility	73.6%	70.1%
Expected dividend yield	0%	0%

c) Stock options:

On August 23, 2007, the board and stockholders approved the 2007/2008 Stock Incentive & Compensation Plan thereby reserving an additional 4,000,000 common shares for issuance to employees, directors and consultants.

On February 24, 2009, the stockholders approved the 2008/2009 Stock Incentive & Equity Compensation Plan thereby reserving an additional 3,000,000 common shares for future issuance.  The stockholders also approved the re-pricing of the exercise price of all outstanding stock options to $0.65 per share.

On December 2, 2011, the stockholders approved the 2011/2012 Stock Incentive & Equity Compensation Plan thereby reserving an additional 4,000,000 common shares for future issuance to employees, directors and consultants.

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

	December 31, 2011	December 31, 2010
Risk free interest rate	0.10%-0.39%	0.57%-0.67%
Expected dividend yield	0%	0%
Expected stock price volatility	72% to 84%	84%-87%
Expected life of options	1 to 4 years	1 to 2 years

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2011
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

Changes in the Company’s stock options for the six month period ended December 31, 2011are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, at June 30, 2011	2,161,120	1.74	2.08	3,280,911

Issued	645,000	2.64
Cancelled / Expired	(37,500)	2.01
Exercised	(237,500)	0.80

Outstanding at December 31, 2011	2,531,120	2.06	2.57	1,017,006
Exercisable at December 31, 2011	1,776,121	1.79	1.77	1,017,006

At December 31, 2011, there were 2,531,120 options outstanding. Options outstanding above that have not been vested at period end are 754,999 which have a maximum service term of 1- 5 years. The vesting of these options is dependent on market conditions or service requirements, which have yet to be met.

For the three and six month period ended December 31, 2011 the Company recognized stock based compensation expense in the amount of $341,064 and $386,755 (2010 - $272,700 and $306,311) .

7.	Related Party Transactions:

During the three month period ended December 31, 2011, directors received cash payments in the amount of $50,000 (2010 $42,000) for their services as directors or members of committees of the Company’s Board.   During the three month period ended December 31, 2011, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $105,280 (2010 -$100,236)

During the three month period ended December 31, 2011 the Company made payments of $22,335 (2010 - $24,856) pursuant to a premises lease agreement to a corporation in which the CEO is a shareholder.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2011
(Expressed in United States dollars, unless otherwise stated)

8.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2011	June 30, 2011
Iris Royalty	50,000	50,000
Morelos	100,000	100,000
San Miguel Project	21,992,263	21,992,263
Sleeper	25,891,490	24,827,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
Reese River	64,061	64,061
	$50,579,859	$49,515,859

During the six month period ended December 31, 2011, the Company purchased mineral claims that are related to the Sleeper Gold Project for shares in the Company’s common stock.  The fair value of the shares issued were $964,000.

During the six month period ended December 31, 2011, the Company made a payment for $100,000 towards a previously purchased mineral claim that is part of the Sleeper Gold Project.

9.	Fixed Assets:

			Net Book Value
	Cost	Accumulated Amortization	December 31, 2011	June 30,2011

Property and Equipment	$825,241	$359,631	$465,610	$487,740

During the six month period ended December 31, 2011, total additions to property, plant and equipment were $17,307 (2010- $45,227) and total disposals of property, plant and equipment were $nil (2010- $nil). During the six month period ended December 31, 2011 the Company recorded depreciation of $39,438 (2010-$38,176).

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2011
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss by geographical segment for the six month period ended December 31, 2011:

	United States	Mexico	Total
Interest income	$13,017	$3,923	$16,940
Other income	73,130	-	73,130
Total income	$86,147	$3,923	$90,070

Expenses:
Exploration	2,774,323	4,029,932	6,804,255
Professional fees	608,928	-	608,928
Directors compensation	223,769	-	223,769
Travel and lodging	108,853	-	108,853
Corporate communications	167,444	-	167,444
Consulting fees	256,630	-	256,630
Office and administration	200,515	9,882	210,397
Interest and service charges	2,745	1,690	4,435
Insurance	155,978	-	155,978
Amortization	20,049	19,389	39,438
Accretion	76,852	-	76,852
Miscellaneous Expenses	-	-	-
Total Expenses	4,596,086	4,060,893	8,656,979
Net loss before other items	$4,509,939	$4,056,970	$8,566,909

Other item
Change in fair value of warrant liability	(7,288,119)	-	(7,288,119)
Loss on sale of Marketable Securities	4,129	-	4,129
Net Loss	$(2,774,051)	$4,056,970	$1,282,919

Other comprehensive loss
Foreign Currency Translation Adjustment	61,126	-	61,126
Unrealized loss on available for sale securities	139,051	-	139,051
Total Comprehensive Loss for the Period	$(2,573,874)	$4,056,970	$1,483,096

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2011
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss by geographical segment for the three month period ended December 31, 2010:
	United States	Mexico	Total
Interest income	$46,351	$1	$46,352
Other Income	$178,230	$-	$178,230
Total income	$224,581	$1	$224,582

Expenses:
Exploration	1,542,934	2,169,924	3,712,858
Professional fees	636,064	-	636,064
Directors compensation	192,727	-	192,727
Travel and lodging	118,155	-	118,155
Corporate communications	81,424	-	81,424
Consulting fees	245,625	-	245,625
Office and administration	187,046	35,785	222,831
Interest and service charges	4,302	1,714	6,016
Insurance	138,588	-	138,588
Amortization	9,327	28,849	38,176
Accretion	49,464		49,464
Acquisition Expenses	1,081,030	-	1,081,030
Total Expenses	4,286,686	2,236,272	6,522,958
Net loss before other items	$4,062,105	$2,236,271	$6,298,376

Other item
Change in fair value of Equity Conversion Right	179,955	-	179,955
Change in fair value of warrant liability	22,319,256	-	22,319,256
Net Loss	$26,561,316	$2,236,271	$28,797,587

Other comprehensive loss
Foreign Currency Translation Adjustment	(271,779)	-	(271,779)
Total Comprehensive Loss for the Period	$26,289,537	$2,236,271	$28,525,808

Assets by geographical segment:

	United States	Mexico	Total

September 30, 2011
Mineral properties	$28,437,596	$22,142,263	$50,579,859
Equipment	111,635	353,975	465,610

June 30, 2011
Mineral properties	27,373,596	22,142,263	49,515,859
Equipment	$131,683	$356,057	$487,740

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended December 31, 2011
(Expressed in United States dollars, unless otherwise stated)

11.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the prepaid insurance balance at December 31, 2011 is $735,643.  As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at December 31, 2011 is $2,746,998.

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

Changes to the Company’s asset retirement obligations are as follows:

Balance at September 30, 2011	$1,170,092
Accretion expense	38,426
Payments	(10,313)
Balance, at December 31, 2011	$1,198,205

12.	Subsequent Events:

None

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

We are an exploratory stage mining company that currently has mining concessions in Mexico and mineral claims in Nevada, USA.  We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold project in Nevada but are currently exploring both projects.  The following discussion updates our planned operations for this fiscal year.  It also analyzes our financial condition and summarizes the results of operations for the three and six months period ended December 31, 2011 and compares those results to the three and six months ended December 31, 2010.

Plan of Operation:

Exploration

Our total company exploration budget for the 2012 calendar year has been set to $12.6 million.  We plan to allocate $6.3 million to our Sleeper Gold Project in Nevada and an equal amount to our San Miguel Project in Mexico.

Our work at both the San Miguel Project and Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Nevada

The Sleeper Gold Project will continue to be the Company’s main focus in Nevada.  The Company has engaged Tetra Tech Inc., a leading international mining consulting firm to prepare a NI 43-101 compliant Preliminary Economic Assessment Report (“PEA”) of the Sleeper Gold Project.   The completion of this report is expected in early 2012.  The PEA will evaluate both the technical and financial aspects of various production scenarios at the Sleeper Gold Project. After completion of the PEA, the Company expects to engage an independent mining consulting firm to prepare a pre-feasibility study.  As a result, the Company has planned to complete over 21,000 feet of core drilling, multiple metallurgical testing programs and geotechnical studies for the 2012 calendar year.  We anticipate completion of the pre-feasibility study at the end of 2012.  Exploration drilling will also continue and will focus on main targets identified by the Company’s technical team.

During the six month period ended December 31, 2011, the Company acquired  606 unpatented lode mining claims (the “Dunes Project”) in northwestern Nevada from ICN Resources Ltd.  The Dunes Project lies 11 miles south of our Sleeper Gold Project and can be accessed by a paved highway.  In consideration, Paramount issued 400,000 shares of its common stock.  ICN Resources Ltd. retains a net smelter royalty of 0.5% on the portion already subject to a 2.0% royalty held by a third party.  The Dunes Project is exploratory in nature and contains no known reserves.

Index

Mexico

We plan, at our San Miguel Project, to complete a PEA by the end of 2012.  The Company is currently evaluating proposals from leading consulting firms to complete this work.  To advance the project in 2012, the Company has planned over 54,000 feet of core drilling and metallurgical testing required for the PEA report.  The Company also expects to conduct sampling and geochemistry tests that are designed to assess areas in between known zones of mineralization.

Liquidity and Capital Resources

At December 31, 2011, we had a cash balance of $7,234,561 compared to $14,689,241 as at June 30, 2011.  The reduction in cash is attributable to the funding of our exploration programs and corporate overhead in United States and Mexico.

At December 31, 2011, we had a net working capital, excluding the non-cash warrant liability of $8,074,314.  We anticipate our cash expenditures to be approximately $1.0 million per month for three month period ending March 31, 2012.  Exploration programs and our general corporate expenses will be funded by our available cash reserves and future issuances of shares of our Common Stock.  The Company will take appropriate measures to reduce  its exploration expenses and corporate expenses if it is not successful in obtaining funding by future issuances of its Common Stock.

During the six month period ended December 31, 2011, the company received $196,500 pursuant to the exercise of stock options.

At December 31, 2011, the Company had 7,700,000 “in-the-money” purchase warrants outstanding.  All the warrants are held by the Company’s largest shareholder FCMI Financial Corporation.  If all the issued outstanding warrants are exercised, the Company’s cash balances will increase by approximately $7.9 million.

At December 31, 2011, the amounts receivable amount of $1,277,880 primarily consisted of value added tax due from the Mexican government.  During the six month period ended December 31, 2011, the Company has collected $600,472 in value added tax.

Comparison of Operating Results for the six month period ended December 31, 2011 as to the six month period ended December 31, 2010

Net Loss

Our net loss before other items for the six month period ended December 31, 2011 was $8,566,909 compared to a loss of $6,298,376 in the comparable period in the prior year.  The increase in net loss of $2,268,533 or 36% reflects our expanded exploration programs at both the Sleeper Gold Project and the San Miguel Project.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our exploration expenses for the six month period ended December 31, 2011 compared to the comparable prior period increased by 83%.  The increase is mainly driven by the increased  number of holes and total cumulative length of feet drilled by the Company in both Nevada and Mexico.

The following table summarizes our drilling activities at both projects for the six month period ended December 31, 2011 and 2010:

	Six month period ended December 31, 2011		Six month period ended December 31, 2010
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	65	60,388	49	44,167
Sleeper Gold Project, USA	72	18,032	11	10,704
Total	137	78,420	60	54,871

Index

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $1,243,399 for the six month period ended December 31, 2011.  This is a 5% increase over the comparable six month period in the 2010.  The increase in expenses was primarily due to an increase in legal fees and tax consulting fees during the three month period ended September 30, 2011.  Management believes these expenses were one time in nature and does not expect similar expenses in future periods.

During the six month period ended December 31, 2011, the Company’s warrant liability decreased by $7,288,119.  The decrease was recorded as a gain on the Consolidated Statement of Operations.  The decrease in warrant liability is primarily due to a decrease in the Company’s share price from $3.26 at June 30, 2011 to $2.14 at December 31, 2011.

Comparison of Operating Results for the three month period ended December 31, 2011 as to the three month period ended December 31, 2010

Net Loss

Our net loss before other items for the three month period ended December 31, 2011 was $3,868,545 compared to a loss of $2,908,029 in the comparable period in the prior year.  The increase in net loss of $960,516 or 33% reflects our expanded exploration programs at both the Sleeper Gold Project and the San Miguel Project. We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our exploration expenses for the three month period ended December 31, 2011 compared to comparable prior year period increased by 48%.  The increase is mainly due to the Company’s increased exploration activity at its Sleeper Gold project in Nevada.  The following table summarizes our drilling activities at both projects for the three month period ended December 31, 2011 and 2010:

	Three month period ended December 31, 2011		Three month period ended December 31, 2010
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	43	35,490	16	18,576
Sleeper Gold Project, USA	60	7,230	11	10,704
Total	103	42,720	27	29,280

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $730,612 for the three month period ended December 31, 2011.  This is a 13% decrease over the comparable three month period in the 2010.  The decrease is a result of Company’s goal to continually evaluate all corporate expenses and eliminate those that are not required.

During the three month period ended December 31, 2011, the Company’s warrant liability decreased by $1,715,732.  The decrease was recorded as a gain on the Consolidated Statement of Operations.  The decrease in warrant liability is primarily due to a decrease in the Company’s share price from $2.36 at September 30, 2011 to $2.14 at December 31, 2011.

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

Mineral property acquisition costs

The Company capitalizes the cost of acquiring mineral properties and will amortize these costs over the useful life of a property following the commencement of production or expense if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.  Costs includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties.  Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts of the specific mineral property at the time the payments are made.

The amounts recorded as mineral properties reflect actual costs incurred to acquire the properties and do not indicate any present or future value of economically recoverable reserves.

Exploration expenses

The company expenses exploration costs as incurred.  When it is determined that precious metal resource deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration expenses related to such reserves incurred after such a determination will be capitalized.  To date the Company has not established any proven or probable reserves and will continue to expense exploration expenses as incurred.

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

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar.  Transactions involving foreign currencies for items included in operations are translated into U.S. dollars using the exchange rate prevailing at the date of transaction and monetary assets and liabilities are translated at the exchange rate prevailing at the consolidated balance sheet date and all other consolidated balance sheet items are translated at historical rates applicable to the transactions that comprise the amounts.  Translation gains and losses are included in the determination of other comprehensive loss and gains in the Statement of Operations.

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

In general, the strengthening of the U.S. dollar or Canadian dollar will positively impact our expenses transacted in Mexican Pesos.   Conversely, any weakening of the U.S dollar or Canadian dollar will increase our expenses transacted in Mexican Pesos. We do not believe that any weakening of the U.S. or Canadian dollar as compared to the Mexican Peso will have an adverse material effect on our operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None in three month period ended December 31, 2011.

The Company issued 400,000 shares of its common stock in exchange for mineral claims in the six month period ended December 31, 2011.

We relied on the exemptive provisions of Section 4(2) of the Securities Act in issuing the shares of common stock.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Index

Item 4.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10-SB filed November 2, 2005
3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8-K filed August 28, 2007
3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8-K filed February 26, 2009
3.3	Restated Bylaws, effective April 18, 2005
4.1	Registration Rights Agreement, dated March 30, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2007
4.2	Form of Investor Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2007
4.3	Form of Broker Warrant, incorporated by reference to Exhibit 10.4 to Form 8-K filed April 6, 2007
4.4	Warrant Certificate, dated March 20, 2009, issued by the Company to Dahlman Rose & Company LLC, incorporated by reference to Exhibit 4.1 to Form 8-K/A filed April 21, 2009
10.1	Option Agreement on San Miguel properties, dated December 19, 2005, incorporated by reference to Exhibit 10.11 to our Amendment to Form 10-SB filed February 9, 2006
10.2	Agency Agreement with Blackmont Capital, Inc., et al., dated March 30, 2007, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2007
10.3	Agreement of Purchase and Sale between the Company and Tara Gold Resources, dated August 22, 2008, incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2008
10.4	Forebearance Agreement between the Company and Mexoro Minerals Ltd., dated March 17, 2009, incorporated by reference to Exhibit 10.5 to Form 8-K on March 23, 2009
10.5	Letter Agreement for Purchase and Sale of Magnetic Resources Ltd., dated February 12, 2009, incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 23, 2009
10.6	Letter Agreement for Assignment of Option Agreement between the Company and Garibaldi Resources Corp., dated February 2, 2009, incorporated by reference to Exhibit 10.7 to Form 8-K on March 23, 2009
10.7	2006/07 Stock Incentive and Compensation Plan, incorporated by reference to Exhibit 10.1 to Form S-8 filed November 8, 2006
10.8	2007/08 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit A to our proxy statement filed June 29, 2007
10.9	2008/09 Stock Incentive and Equity Compensation Plan, incorporated by reference to Exhibit B to our proxy statement filed January 8, 2009

Index

Exhibit Number	Description
10.10	Financial Advisory Services Agreement, effective March 1, 2009, by and between the Company and Dahlman Rose & Company LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2009
10.11	Form of Klondex Support Agreement, incorporated by reference to Schedule “A” to Exhibit 2.1 to Form 8-K filed July 22, 2009
10.12	Form of Paramount Support Agreement, incorporated by reference to Schedule “B” to Exhibit 2.1 to Form 8-K filed July 22, 2009
10.13	Support Agreement between the Company and FCMI Financial Corporation, dated August 5, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2009
10.14	Support Agreement between the Company and Garibaldi Resources Corp., dated August 5, 2009, incorporated by reference to Exhibit 10.2 to Form 8-K filed August 6, 2009
10.15	Acquisition Agreement between the Company and X-Cal Resources Ltd. dated June 22, 2010, incorporated by reference to Exhibit 2.1 on Form 8-K filed June 25, 2010
31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

Date: February 9, 2012	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: February 9, 2012		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer