Form 10-Q
period 2012-03-31
PARAMOUNT GOLD & SILVER CORP.
filed 2012-05-09
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 147,387,288 shares of Common Stock, $.001 par value as of April 27, 2012.

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 contains “forward-looking statements”. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “Paramount,” the “Company,” “we,”, “our,” and “us” refers to Paramount Gold and Silver Corp., a Delaware corporation.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended March 31, 2012 and 2011

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at March 31, 2012 (Unaudited) and June 30, 2011 (Audited)
(Expressed in United States dollars, unless otherwise stated)

	As at March 31, 2012 (Unaudited)	As at June 30, 2011 (Audited)
Assets

Current Assets
Cash and cash equivalents	$16,142,608	$14,689,241
Amounts receivable	1,615,485	1,625,724
Subscriptions receivable (Note 6 and 12)	8,661,250	-
Prepaid and deposits	341,573	34,252
Prepaid insurance, current portion (Note 11)	245,215	245,215
Marketable securities (Note 3)	-	319,219
Total Current Assets	27,006,131	16,913,651
Non-Current Assets
Mineral properties (Note 8)	50,479,859	49,515,859
Fixed assets (Note 9)	464,973	487,740
Prepaid insurance, non current portion (Note 11)	429,124	613,035
Reclamation bond (Note 11)	2,811,248	2,765,742
Total Non-Current Assets	54,185,204	53,382,376

Total Assets	$81,191,335	$70,296,027

Liabilities and Shareholders' Equity

Liabilities

Current Liabilities
Accounts payable	$2,276,409	$769,172
Warrant liability (Note 4)	9,854,853	16,914,660
Total Current Liabilities	12,131,262	17,683,832

Non-Current Liabilities
Reclamation and environmental obligation (Note 11)	1,217,443	1,143,892
Total Liabilities	$13,348,705	18,827,724

Shareholders' Equity
Capital stock (Note 6)	147,363	136,249
Additional paid in capital	151,532,498	129,664,660
Contributed surplus	12,481,382	11,287,242
Deficit accumulated during the exploration stage	(96,247,000)	(89,637,633)
Accumulated other comprehensive income	(71,613)	17,785
Total Shareholders' Equity	67,842,630	51,468,303

Total Liabilities and Shareholders' Equity	$81,191,335	$70,296,027

Subsequent Events (Note 12)

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
For the Nine Month Period Ended March 31, 2012 and 2011
 (Expressed in United States dollars, unless otherwise stated)

	For the Three Month Period Ended March 31, 2012	For the Nine Month Period Ended March 31, 2012	For the Three Month Period Ended March 31, 2011	For the Nine Month Period Ended March 31, 2011	Cumulative Since Inception to March 31, 2012

Revenue
Interest income	$6,297	$23,237	$39,474	$85,826	$1,160,069
Other income	-	73,130	2,603	180,833	253,963
Total Revenue	$6,297	$96,367	$42,077	$266,659	$1,414,032

Expenses:
Incorporation costs	-	-	-	-	1,773
Exploration	3,046,194	9,850,449	2,531,665	6,244,524	41,632,485
Professional fees	265,380	874,308	283,796	919,805	8,380,231
Directors compensation	948,312	1,172,080	551,895	744,677	2,126,459
Travel & lodging	53,997	162,850	46,214	164,369	1,425,096
Corporate communications	146,822	314,266	137,346	218,770	3,691,673
Consulting fees	116,975	373,605	119,690	365,315	14,643,215
Office & administration	121,706	332,103	59,376	282,207	3,021,726
Interest & service charges	3,062	7,498	3,467	9,483	116,984
Loss on disposal of fixed assets	-	-	-	-	44,669
Insurance	81,409	237,387	95,334	233,922	830,716
Depreciation	19,547	58,985	16,738	54,915	428,562
Accretion	38,426	115,278	35,210	84,674	235,162
Miscellaneous	-	-	-	-	203,097
Financing & listing fees	-	-	-	-	(22,024)
Acquisition expenses	-	-	45	1,081,075	1,505,334
Income and other taxes	-	-	13,015	13,015	64,747
Write down of mineral property	100,000	100,000	-	-	1,856,049
Total Expenses	4,941,830	13,598,809	3,893,791	10,416,751	80,185,954
Net Loss before other items	$4,935,533	$13,502,442	$3,851,714	$10,150,092	$78,771,922

Other items
Change in fair value of equity conversion right	-	-	(164,488)	15,467	990,236
Change in fair value of warrant liability	228,312	(7,059,807)	(1,085,671)	21,233,585	16,318,110
Loss on sale of marketable securities	162,603	166,732	900	900	166,732
Net Loss	$5,326,448	$6,609,367	$2,602,455	$31,400,044	$96,247,000

Other comprehensive loss
Foreign currency translation adjustment	59,217	120,343	(220,765)	(492,544)	71,613
Total Comprehensive Loss for the Period	$5,385,665	$6,729,710	$2,381,690	$30,907,500	$96,318,613

Loss per Common share
Basic	$0.04	$0.05	$0.02	$0.24
Diluted	$0.04	$0.05	$0.02	$0.24

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	136,962,960	136,799,824	135,096,531	128,841,845
Diluted	136,970,327	136,809,006	135,096,531	128,841,845

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Month Period Ended March 31, 2012 and 2011
 (Expressed in United States dollars, unless otherwise stated)

	For the Nine Month Period Ended March 31, 2012	For the Nine Month Period Ended March 31, 2011	Cumulative Since Inception to March 31, 2012

Net Loss	$(6,609,367)	$(31,400,044)	$(96,247,000)
Adjustment for:
Depreciation	58,985	54,915	428,562
Loss on disposal of assets	-	-	44,669
Stock based compensation	1,511,822	1,154,415	19,170,222
Accrued interest	-	-	(58,875)
Write-down of mineral properties	100,000	-	1,856,049
Accretion expense	115,278	84,674	235,162
Change in reclamation	(4,555)	(19,532)	59,037
Insurance expense	183,911	96,648	366,146
Other non cash transactions	205,474	900	204,575
Change in fair value of equity conversion right	-	15,467	990,236
Change in fair value of warrant liability	(7,059,807)	21,233,585	16,318,110
(Increase) Decrease in accounts receivable	10,239	(369,678)	(1,532,059)
(Increase) Decrease in prepaid expenses	(307,321)	(85,322)	(341,573)
Increase (Decrease) in accounts payable	1,507,237	(10,947)	392,626
Cash used in operating activities	$(10,288,104)	$(9,244,919)	$(58,114,113)

Sale (purchase) of marketable securities	144,690	-	144,690
Increase of reclamation bond	(82,678)	-	(82,678)
Purchase of GIC receivable	-	-	58,875
Notes receivable issued	-	243,495	21,365
Purchase of equity conversion right	-	-	(1,337,700)
Purchase of mineral properties	(100,000)	(150,000)	(7,209,870)
Cash acquired on acquisition of X-Cal	-	-	843,101
Purchase of equipment	(36,218)	(28,712)	(938,080)
Cash provided by (used in) investing activities	$(74,206)	$64,783	$(8,500,297)

Demand notes payable issued	-	-	105,580
Issuance of capital Stock	11,936,020	3,572,052	82,767,999
Cash provided by financing activities	$11,936,020	$3,572,052	$82,873,579

Effect of exchange rate changes on cash	(120,343)	492,544	(116,561)

Change in cash during period	1,453,367	(5,115,540)	16,142,608

Cash at beginning of period	14,689,241	21,380,505	-
Cash at end of period	$16,142,608	$16,264,965	$16,142,608

Supplemental Cash Flow Disclosure
Interest Received	$23,237	$85,826
Cash	$13,584,103	$4,454,979
Short-term investments	$2,558,505	$11,809,986

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Shareholders’ Equity (Unaudited)
From Inception to the Nine Month Period Ended March 31, 2012
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

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Shareholders’ Equity (Unaudited)
From Inception to the Nine Month Period Ended March 31, 2012
 (Expressed in United States dollars, unless otherwise stated)

Capital issued for financing	19,395	19	23,970	—	—	—	23,989
Capital issued from stock options and warrants exercised	4,153,085	4,154	10,219,361	—	(1,053,645)	—	9,169,870
Capital issued for acquisition	22,007,453	22,007	28,807,756	—	314,790	—	29,144,553
Stock based compensation	—	—	—	—	1,200,875	—	1,200,875
Foreign currency translation	—	—	—	—	—	492,405	492,405
Unrealized loss on available for sale securities	—	—	—	—	—	(30,945)	(30,945)
Net Income (loss)	—	—	—	(28,450,535)	—	—	(28,450,535)
Balance at June 30, 2011	136,249,512	$136,249	$129,664,660	$(89,637,633)	$11,287,242	$17,785	$51,468,303
Capital issued from stock options and warrants exercised	137,500	138	215,260	—	(83,897)	—	131,501
Capital issued for acquisition	400,000	400	963,600	—	—	—	964,000
Stock based compensation	—	—	—	—	45,690	—	45,690
Foreign currency translation	—	—	—	—	—	(61,126)	(61,126)
Unrealized loss on available for sale securities	—	—	—	—	—	(96,372)	(96,372)
Net Income (loss)	—	—	—	869,894	—	—	869,894
Balance at September 30, 2011	136,787,012	$136,787	$130,843,520	$(88,767,739)	$11,249,035	$(139,713)	$53,321,890
Capital issued from stock options and warrants exercised	100,000	100	265,569	—	(200,669)	—	65,000
Stock based compensation	—	—	—	—	341,065	—	341,065
Unrealized loss on available for sale securities	—	—	—	—	—	(42,679)	(42,679)
Net Income (loss)	—	—	—	(2,152,813)	—	—	(2,152,813)
Balance at December 31, 2011	136,887,012	$136,887	$131,109,089	$(90,920,552)	$11,389,431	$(182,392)	$51,532,463
Capital issued for financing	10,417,776	10,418	20,338,300	—	—	—	20,348,718
Capital issued from stock options and warrants exercised	57,500	58	85,109	—	(33,117)	—	52,050
Stock based compensation	—	—	—	—	1,125,068	—	1,125,068
Foreign currency translation	—	—	—	—	—	(59,217)	(59,217)
Unrealized loss on available for sale securities	—	—	—	—	—	169,996	169,996
Net Income (loss)	—	—	—	(5,326,448)	—	—	(5,326,448)
Balance at March 31, 2012	147,362,288	$147,363	$151,532,498	$(96,247,000)	$12,481,382	$(71,613)	$67,842,630

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2012
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
For the Nine Month Period Ended March 31, 2012
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
For the Nine Month Period Ended March 31, 2012
 (Expressed in United States dollars, unless otherwise stated)

3.	Marketable Securities and Investments:

As of December 31, 2011, the Company had investments in available-for-sale securities with a cost basis of $332,168.  The investments include certain equity securities of entities involved in the exploration of precious metals.  During the three month period ended March 31, 2012, the Company sold its investment in available-for-sale securities for proceeds of $130,822.

Also during the three month period ended March 31, 2012, the Company sold 250,000 shares of common stock of Mexoro Minerals Ltd for proceeds of $38,743.

For the three month period ended March 31, 2012, the Company recorded a loss on sale of marketable securities of $162,603.

4.	Fair Value Measurements:

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurementdate for identical, unrestricted assets or liabilities.

Level 2
Inputs other than quoted prices included within Level 1 that are observable for theasset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2012
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

			Fair Value at March 31, 2012						June 30, 2011
Assets	Total		Level 1		Level 2		Level 3		Total
	$		$		$		$		$
Cash equivalents		16,142,608		16,142,608		-		-	14,689,241
Marketable Securities		-		-		-		-	319,219

Liabilities
Warrant liability		9,854,853		-		-		9,854,853	16,914,660

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

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

March 31, 2012
Risk free interest rate	0.23%
Expected life of warrants and options	Less than 1 year
Expected stock price volatility	70.1%
Expected dividend yield	0%

The changes in fair value of the warrants during the three month period ended March 31, 2012 was as follows:

Balance at December 31, 2011	$9,626,541
Issuance of warrants and options	-
Change in fair value recorded in earnings	228,312
Transferred to equity upon exercise	-
Balance at March 31, 2012	$9,854,853

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2012
 (Expressed in United States dollars, unless otherwise stated)

5.	Non-Cash Transactions:

During the nine month period ended March 31, 2012 and 2011, the Company entered into certain non-cash activities as follows:

	2012	2011
Operating and Financing Activities
From issuance of shares for acquisitions	$-	$28,829,763
From issuance of shares for cashless exercise of options	$-	$2,341,322
From issuance of shares for mineral property	$964,000	$-

6.	Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 each.

During the nine month period ended March 31, 2012, the Company issued a total of 11,112,776 (2011 – 26,113,035) common shares which are summarized as follows:

	2012	2011
Financing	10,417,776	-
Acquisition of mineral properties	400,000	-
For exercise of warrants and options	295,000	4,105,582
For acquisition of companies	-	22,007,453
	11,112,776	26,113,035

During the three month period ended March 31, 2012, the Company closed a private placement offering pursuant to which the Company sold 10,417,776 shares of its common stock for gross proceeds of $21,356,441, at an offering price of $2.05 per share.  At March 31, 2012, the Company recorded a receivable of $8,661,250 for 4,225,000 shares it issued pursuant to the financing in which it received funds in April 2012 (Note 12).  The shares were held in escrow until the funds were received.

During the nine month period ended March 31, 2012, the Company entered into an agreement to purchase mining claims in northwestern Nevada in exchange for 400,000 shares of its common stock.  The seller of the mineral claims retains a net smelter royalty of 1.5% on the portion of claims not subject to other royalties and a net smelter royalty of 0.5% on the portion already subject to a 2.0% royalty held by a third party.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2012
 (Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

b) Warrants:

The following share purchase warrants were outstanding at March 31, 2012:

	Exercise price in CAD	Exercise price in USD at March 31, 2012	Number of warrants	Remaining contractual life (years)
Warrants *	$1.05	$1.05	7,700,000	0.96
* Strike price of warrant contract in Canadian dollars. At March 31, 2012 $1.00 USD = $1.000 CAD.

	March 31, 2012	March 31, 2011
Risk free interest rate	.23%	.29%
Expected life of warrants	Less than 1 year	1 year
Expected stock price volatility	70.1%	70.9%
Expected dividend yield	0%	0%

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

	March 31, 2012	March 31, 2011
Risk free interest rate	0.10%-0.39%	0.43%
Expected dividend yield	0%	0%
Expected stock price volatility	72% to 84%	62%-87%
Expected life of options	1 to 4 years	1 to 2 years

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2012
 (Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

Changes in the Company’s stock options for the nine month period ended March 31, 2012 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at June 30, 2011	2,161,120	1.74	2.08	3,280,911

Issued	1,492,500	2.52
Cancelled / Expired	(275,500)	2.66
Exercised	(295,000)	1.40

Outstanding at March 31, 2012	3,083,120	2.27	2.63	1,060,121
Exercisable at March 31, 2012	2,328,121	1.96	2.11	1,060,121

At March 31, 2012, there were 3,083,120 options outstanding. Options outstanding above that have not been vested at period end are 754,999 which have a maximum service term of 1- 5 years. The vesting of these options is dependent on market conditions or service requirements, which have yet to be met.

For the three and nine month period ended March 31, 2012 the Company recognized stock based compensation expense in the amount of $1,125,068 and $1,511,822 respectively (2011 - $848,104 and  $1,154,415) .

7.	Related Party Transactions:

During the nine month period ended March  31, 2012, directors received cash payments in the amount of $147,500 (2011 -$162,500) for their services as directors or members of committees of the Company’s Board.   During the three month period ended March 31, 2012, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $903,312 (2011- $582,177)

During the three month period ended March 31, 2012 the Company made payments of $24,041 (2011 - $23,228) pursuant to a premises lease agreement to a corporation in which an officer is a shareholder.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2012
 (Expressed in United States dollars, unless otherwise stated)

8.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2012	June 30, 2011
Iris Royalty	50,000	50,000
Morelos	−	100,000
San Miguel Project	21,992,263	21,992,263
Sleeper	25,891,490	24,827,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
Reese River	64,061	64,061
	$50,479,859	$49,515,859

During the three month period ended March 31, 2012, the Company decided it would not make the required bi-annual mineral concession payments to the Mexican Government for its interest in the Morelos property.  As a result, the value the Company has recorded for its interest in the Morelos property has been written off  a loss of $100,000 has been recorded the statement of operations.

During the nine month period ended March 31, 2012, the Company purchased mineral claims that are related to the Sleeper Gold Project for shares in the Company’s common stock.  The fair value of the shares issued were $964,000.

During the nine month period ended March 31, 2012, the Company made a payment for $100,000 towards a previously purchased mineral claim that is part of the Sleeper Gold Project.

9.	Fixed Assets:

			Net Book Value
	Cost	Accumulated Amortization	March 31, 2012	June 30,2011

Property and Equipment	$844,151	$379,178	$464,973	$487,740

During the nine month period ended March 31, 2012, total additions to property, plant and equipment were $36,218 (2011- $45,712) and total disposals of property, plant and equipment were $nil (2011- $16,800). During the nine month period ended March 31, 2012 the Company recorded depreciation of $58,985 (2011-$53,147).

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2012
 (Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss by geographical segment for the nine month period ended March 31, 2012:

	United States	Mexico	Total
Interest income	$17,046	$6,191	$23,237
Other income	73,130	-	73,130
Total income	$90,176	$6,191	$96,367

Expenses:
Exploration	3,344,404	6,506,045	9,850,449
Professional fees	874,308	-	874,308
Directors compensation	1,172,080	-	1,172,080
Travel and lodging	162,850	-	162,850
Corporate communications	314,266	-	314,266
Consulting fees	373,605	-	373,605
Office and administration	289,139	42,964	332,103
Interest and service charges	5,097	2,401	7,498
Insurance	237,387	-	237,387
Amortization	30,984	28,001	58,985
Accretion	115,278	-	115,278
Write-down of mineral properties	100,000	-	100,000
Total Expenses	7,019,398	6,579,411	13,598,809
Net loss before other items	$6,929,222	$6,573,220	$13,502,442

Other items
Change in fair value of warrant liability	(7,059,807)	-	(7,059,807)
Loss on sale of marketable securities	166,732	-	166,732
Net Loss	$36,147	$6,573,220	$6,609,367

Other comprehensive loss
Foreign currency translation adjustment	120,343	-	120,343
Total Comprehensive Loss for the Period	$156,490	$6,573,220	$6,729,710

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2012
 (Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss by geographical segment for the nine month period ended March 31, 2011:
	United States	Mexico / Latin America	Total
Interest income	$65,652	$20,174	$85,826
Other income	$178,230	$2,603	$180,833
Total income	$243,882	$22,777	$266,659

Expenses:
Exploration	2,683,214	3,561,310	6,244,524
Professional fees	919,805	-	919,805
Directors compensation	744,677	-	744,677
Travel and lodging	164,369	-	164,369
Corporate communications	218,770	-	218,770
Consulting fees	365,315	-	365,315
Office and administration	246,407	35,800	282,207
Interest and service charges	7,190	2,293	9,483
Insurance	233,922	-	233,922
Amortization	13,414	41,501	54,915
Accretion	84,674	-	84,674
Acquisition expenses	1,081,075	-	1,081,075
Income and other taxes	13,015	-	13,015
Total Expenses	6,775,847	3,640,904	10,416,751
Net loss before other items	$6,531,965	$3,618,127	$10,150,092

Other item
Change in fair value of equity conversion right	15,467	-	15,467
Change in fair value of warrant liability	21,233,585	-	21,233,585
Other income & expenses	900	-	900
Net Loss	$27,781,917	$3,618,127	$31,400,044

Other comprehensive loss
Foreign currency translation adjustment	(492,544)	-	(492,544)
Total Comprehensive Loss for the Period	$27,289,373	$3,618,127	$30,907,500

Assets by geographical segment:

	United States	Mexico	Total
March 31, 2012
Mineral properties	$28,337,596	$22,142,263	$50,479,859
Equipment	106,973	358,000	464,973

June 30, 2011
Mineral properties	27,373,596	22,142,263	49,515,859
Equipment	$131,683	$356,057	$487,740

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended March 31, 2012
 (Expressed in United States dollars, unless otherwise stated)

11.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the current and non-current prepaid insurance balance at March 31, 2012 is $674,339.

As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  During the nine month period ended March 31, 2012, the Company and the Bureau of Land Management of Nevada reviewed the previous reclamation cost estimates for the exploration activities of the Company and determined an increase in those estimates was required.  As a result, the Company provided additional bonding to the Bureau of Land Management and increased the balance of the commutation account by $82,678.   The balance of the commutation account at March 31, 2012 is $2,811,248.

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

Changes to the Company’s asset retirement obligations are as follows:

Balance at December 31, 2011	$1,198,205
Accretion expense	38,426
Payments	(19,188)
Balance, at March 31, 2012	$1,217,443

12.	Subsequent Events:

The Company received $8,661,250 for shares it issued pursuant to the private placement offering it closed on March 30, 2012.  As a result, the Company released 4,225,000 shares it held in escrow at March 31, 2012.

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

We are an exploratory stage mining company that currently has mining concessions in Mexico and mineral claims in Nevada, USA.  We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold project in Nevada but are currently exploring both projects.  The following discussion updates our planned operations for this fiscal year.  It also analyzes our financial condition and summarizes the results of operations for the three and nine months period ended March 31, 2012 and compares those results to the three and nine months ended March 31, 2011.

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

Nevada

The Sleeper Gold Project will continue to be the Company’s main focus in Nevada.  The Company has engaged Scott E. Wilson Consulting, Inc., a mining consulting firm based in Denver, Colorado to prepare preliminary economic assessment (“PEA”) of the Sleeper Gold Project.   The completion of this report is expected by June 2012.  The PEA will evaluate both the technical and financial aspects of various production scenarios at the Sleeper Gold Project. After completion of the PEA, the Company expects to engage an independent mining consulting firm to prepare a pre-feasibility study.  As a result, the Company has planned to complete over 21,000 feet of core drilling, multiple metallurgical testing programs and geotechnical studies for the 2012 calendar year.  We anticipate completion of the pre-feasibility study at the end of 2012.  Exploration drilling will also continue and will focus on main targets identified by the Company’s technical team.

During the nine month period ended March 31, 2012, the Company acquired 606 unpatented lode mining claims (the “Dunes Project”) in northwestern Nevada from ICN Resources Ltd (“ICN”).  The Dunes Project lies 11 miles south of our Sleeper Gold Project and can be accessed by a paved highway.  In consideration, Paramount issued 400,000 shares of its common stock to ICN.  ICN retains a net smelter royalty of 0.5% on the portion already subject to a 2.0% royalty held by a third party.  The Dunes Project is exploratory in nature and contains no known reserves.

Index

Mexico

We plan, at our San Miguel Project, to complete a PEA by the end of 2012.  The Company is currently evaluating proposals from leading consulting firms to commence this work.  To advance the project in 2012, the Company has planned over 54,000 feet of core drilling and metallurgical testing required for the PEA report.  The Company also expects to conduct sampling and geochemistry tests that are designed to assess areas in between known zones of mineralization.

Liquidity and Capital Resources

At March 31, 2012, we had a cash balance of $16,142,608 compared to $14,689,241 as at June 30, 2011.  The cash used to fund our exploration programs and corporate overhead was offset by the financing we completed at March 30, 2012.

At March 31, 2012, we had a net working capital, excluding the non-cash warrant liability, of $24,759,722. We anticipate our cash expenditures to fund exploration programs and general corporate expenses to be approximately $1.25 million per month for three month period ending June 30, 2012.  We also anticipate making $1.6 million in option payments for previously purchased mineral concessions in the next 6 months.   Anticipated cash outlays will be funded by our available cash reserves and future issuances of shares of our common stock

During the nine month period ended March 31, 2012, the company received $248,550 pursuant to the exercise of stock options.

At March 31, 2012, the Company had 7,700,000 “in-the-money” purchase warrants outstanding.  All the warrants are held by the Company’s largest shareholder FCMI Financial Corporation.  If all the issued outstanding warrants are exercised, the Company’s cash balances will increase by approximately $8.1 million.  These warrants expire March 2013.

At March 31, 2012, the amounts receivable amount of $1,615,485 primarily consisted of value added tax due from the Mexican government.  During the three and nine month period ended March 31, 2012, the Company has collected $136,805 and 737,277 respectively in value added tax.

Historically, we have funded our exploration and development activities through equity financing arrangements.  We continue to assess our needs for additional capital to ensure sufficient financial resources are available to fund our exploration and working capital needs.  We believe that our access to additional capital, together with our existing cash resources will be sufficient to meet our needs for the next twelve months.  If, however, we are unable to obtain additional capital or financing, our exploration and development activities will be significantly affected.

Comparison of Operating Results for the nine month period ended March 31, 2012 as to the nine month period ended March 31, 2011.

Net Loss

Our net loss before other items for the nine month period ended March 31, 2012 was $13,472,442 compared to a loss of $10,150,092 in the comparable period in the prior year.  The increase in net loss of $3,322,350 or 33% reflects our expanded exploration programs at both the Sleeper Gold Project and the San Miguel Project.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our exploration expenses for the nine month period ended March 31, 2012 compared to the comparable prior period increased by 58%.  The increase is mainly driven by the increased number of holes and total cumulative length of feet drilled by the Company in both Nevada and Mexico.

Index

The following table summarizes our drilling activities at both projects for the nine month period ended March 31, 2012 and 2011:

	Nine month period ended March 31, 2012		Nine month period ended March 31, 2011
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	113	104,023	63	55,808
Sleeper Gold Project, USA	77	18,517	11	10,704
Total	190	122,540	74	66,512

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $1,894,282 for the nine month period ended March 31, 2012.  This is a 6% increase over the comparable nine month period in the 2011.  The increase in expenses was primarily due to an increase in legal fees and tax consulting fees during the three month period ended September 30, 2011.  Management believes the legal expenses were one time in nature and does not expect similar expenses in future periods.

During the nine month period ended March 31, 2012, the Company’s warrant liability decreased by $7,059,807.  The decrease was recorded as a gain on the Consolidated Statement of Operations.  The decrease in warrant liability is primarily due to a decrease in the Company’s share price from $3.26 at June 30, 2011 to $2.26 at March 31, 2012.

Comparison of Operating Results for the three month period ended March 31, 2012 as to the three month period ended March 31, 2011

Net Loss

Our net loss before other items for the three month period ended March 31, 2012 was $4,905,533 compared to a loss of $3,851,714 in the comparable period in the prior year.  The increase in net loss of $1,053,819 or 26% reflects our expanded exploration programs at both the Sleeper Gold Project and the San Miguel Project. We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our exploration expenses for the three month period ended March 31, 2012 compared to comparable prior year period increased by 20%.  The increase is mainly due to the Company’s exploration activity at its San Miguel project in Mexico.  The following table summarizes our drilling activities at both projects for the three month period ended March 31, 2012 and 2011:

	Three month period ended March 31, 2012		Three month period ended March 31, 2011
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	48	43,636	14	11,641
Sleeper Gold Project, USA	5	485	-	-
Total	53	44,121	14	11,641

Index

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $650,883 for the three month period ended March 31, 2012.  This is an 8.4% increase over the comparable three month period in the 2011is primarily a result of additional expenses incurred at our San Miguel project in Mexico.

During the three month period ended March 31, 2012, the Company’s warrant liability increased by $228,312.  The increase was recorded as a loss on the Consolidated Statement of Operations.  The increase in warrant liability is primarily due to an increase in the Company’s share price from $2.14 at December 31, 2011 to $2.26 at March 31, 2012.

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

Exploration expenses

The company expenses exploration costs as incurred.  When it is determined that precious metal resource deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration expenses related to such reserves incurred after such a determination will be capitalized.  To date, the Company has not established any proven or probable reserves and will continue to expense exploration expenses as incurred.

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

Warrants that are issued with exercise prices other than the Company’s functional currency of the U.S. dollar are accounted for as liabilities.  The fair value of the outstanding warrants liabilities is determined at each reporting date with any change to the liability from a previous period recorded in the Statement of Operations.  We record changes in fair value of the warrant liabilities as a component of other income and expense as we believe the amounts recorded relate to financing activities and not as a result of our operations.  If a stock purchase warrant is exercised, the Company is only obligated to issue shares in its common stock.

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2011.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2012, the Company closed a private placement offering pursuant to which the Company sold to various institutional and accredited investors and non-U.S. persons 10,417,776 shares of its common stock for gross proceeds of $21,356,441, at an offering price of $2.05 per Share.

None of these transactions involved any underwriters or any public offerings, and we believe that they were exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933. With respect to each transaction described above, the certificate for the shares of common stock contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

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

PARAMOUNT GOLD AND SILVER CORP.

Date: May 9, 2012	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: May 9, 2012		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer