Form 10-K
period 2012-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2012-09-11
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2012
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number 001-33630

PARAMOUNT GOLD AND SILVER CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-3690109
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

665 Anderson Street, Winnemucca, Nevada	89445
(Address of principal administrative office)	(Zip code)

Registrant's telephone number, including area code: (775) 625-3600

Securities registered pursuant to section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	NYSE MKT LLC

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the last sale price on the NYSE MKT LLC of the Common Stock on December 30, 2011 $2.14 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $250.0 million.

As of September 5, 2012, the registrant had 147,546,184 shares of Common Stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the 2012 Annual Meeting of stockholders are incorporated by reference into this report.  See Part III.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to Paramount Gold and Silver Corp. (“Paramount”,  “we”, “us”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report regarding planned drilling activities and any other statements about Paramount’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors beginning on page 12. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Paramount is required to prepare reports under the Canadian Securities Administrators’ National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”), under the Canadian securities laws because we are listed on the Toronto Stock Exchange (“TSX”) and subject to Canadian securities laws. These standards are materially different from the standards generally permitted in reports filed with the United States (“U.S.”) Securities Exchange Commission (“SEC”).

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” used in this report are Canadian mining terms defined in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) in the CIM Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as the same may be amended from time to time by the CIM. These definitions differ from the definitions of those terms in Industry Guide 7 (“Guide 7”) promulgated by the SEC. Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under Guide 7 standards, a “Final” or “Bankable” feasibility study is required to report reserves, the three-year historical average precious metals prices are used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate government authority. One consequence of these differences is that “reserves” calculated in accordance with Canadian standards may not be “reserves” under Guide 7 standards. U.S. investors should be aware that Paramount’s properties located in the United States and Mexico do not have “reserves” as defined by Guide 7 and are cautioned not to assume that any part or all of the disclosed mineralized material will be confirmed or converted into Guide 7 compliant “reserves”.

Under NI 43-101, we report measured, indicated and inferred resources, which are measurements that are generally not permitted in filings made with the SEC. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. U.S. investors are cautioned not to assume that any part of measured or indicated resources will ever be converted into economically mineable reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. It cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, U.S. investors are also cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Canadian regulations permit the disclosure of resources in terms of “contained ounces” provided that the tonnes and grade for each resource are also disclosed; however, the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces. Under U.S. regulations, the tonnage and average grade described herein would be characterized as mineralized material. We provide such disclosure about our exploration properties to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43-101, and to comply with applicable disclosure requirements.

We also note that drilling results are not indicative of mineralized material in other areas where we have mining interests. Furthermore, mineralized material identified on our properties does not and may never have demonstrated economic or legal viability.

EXCHANGE RATES:

THE COMPANY’S FUNCTIONAL CURRENCY IS THE U.S DOLLAR.

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

PART 1

Item 1.	Business

Paramount is a U.S. based exploration stage mining company with projects in Nevada and northern Mexico. We were incorporated on March 29, 2005 in the state of Delaware. Our business strategy is to acquire and develop known precious metals deposits in large-scale geological environments in North America.  This strategy helps eliminate discovery risks and significantly increases the efficiency of exploration programs.  Our projects are located near successful operating mines.  This greatly reduces the related costs for infrastructure requirements at the exploration stage and eventually for mine construction and operation.

Our Mexican project, known as the San Miguel Project (“San Miguel”), was assembled by completing multiple transactions with third parties from 2005 to 2009.  From August 2005 to August 2008, we completed a series of transaction through our wholly owned subsidiary, Paramount Gold de Mexico S.A. de C.V. and acquired a group of mineral concessions known as the San Miguel Group from Tara Gold Resources Corp.   In May 2008, we acquired the option rights to purchase the Guazapares Group concessions from Mexoro Minerals Ltd. and its Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V.  Our Temoris Group concessions were acquired in March 2009 when we acquired all the issued and outstanding shares of Magnectic Resources Ltd.  from Garibaldi Resource Corp.

Our principle Nevada interest, the Sleeper Gold Project, was acquired by way of statutory plan of arrangement in the Province of British Columbia, Canada, with X-Cal Resources Ltd. (“X-Cal”) in August 2010.  The Sleeper Gold Project is located in Humboldt County, Nevada.   Also through our acquisition of X-Cal, we own additional mining claims in the state of Nevada and are described fully under Item 2. Properties on Page 19.  Throughout the period in which this report covers we expanded our land holdings around the Sleeper Gold Property by purchasing mining claims from ICN Resources Ltd.  and by staking of available mining claims by our geologists.

Inter-corporate Relationships:

We currently have three active wholly owned subsidiaries:

Paramount Gold de Mexico S.A. de C.V. operates our business in Mexico and holds our interests in the San Miguel mineral concessions and the Guazapares mineral concessions.

Magnetic Resources Ltd., which owns Minera Gama S.A. de C.V., holds interests in mineral concessions known as the Temoris Group and a royalty interest in the mineral concessions known as the Iris project, both located in Mexico.

X-Cal Resources Ltd., through its wholly owned subsidiaries X-Cal USA Inc., New Sleeper Gold LLC, and Sleeper Mining Co LLC, operates our mining interests in Nevada.

The Company’s corporate structure is as follows:

Paramount Metals Corp. is currently inactive.

Segment Information

Our operating segments are the United States and Mexico.  See note 10 to the Consolidated Financial Statements for information relating to our operating segments.

Recent Developments

On March 30, 2012, the Company closed a private placement offering (the “March 2012 Offering”) pursuant to which the Company sold to various institutional and accredited investors and non-U.S. persons 10,417,776 shares of its common stock (the “Shares”) for gross proceeds of $21,356,441, at an offering price of $2.05 per Share. Net proceeds from the March 2012 Offering will be used primarily to support the Company's current exploration and development plans together with the Company's ongoing general corporate and working capital requirements.

The subscription agreements between the Company and each of the investors of the March 2012 Offering provide that we shall use our commercially reasonable efforts to file a registration statement with the U.S. Securities and Exchange Commission to register the resale of the Shares. The registration statement became effective on May 17, 2012.

The sale of the Shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

The San Miguel Project (Mexico)

Over the past year we aggressively conducted exploration drilling at our San Miguel Project.  We drilled 149 holes for cumulative total of 135,165 feet and incurred exploration expenses of $9.0 million. This compares to 86 drilled holes and exploration expenses of $3.5 million in the previous year.  Our main focus was to further expand known areas of mineralization and to update our geological models.  In December 2011, we announced that we completed a NI 43-101 compliant material estimate and that all our defined mineralized zones have been modeled using a rigorous three dimensional framework that is required for mine planning.

In June 2012, we announced that we would update our NI 43-101 compliant material estimate in August 2012 to include the drill results not included in the December 2011 report.  We announced by press release the results of our updated material estimate on September 5, 2012.

For additional information on our San Miguel Project, please see Item 2. Properties.

The Sleeper Gold Project (Nevada)

In August 2011, we announced the acquisition of 606 unpatented lode mining claims (“Dunes Project”) located 11 miles south of our Sleeper Gold Project from ICN Resources Ltd. (“ICN”).  In consideration, we issued 400,000 shares of our common stock to ICN.

In September 2011, we announced the results of a new NI-43-101 compliant material estimate on the Sleeper Gold Project prepared by SRK Consulting (“SRK”).  Based on the results of the report, the Company commissioned Scott E. Wilson Consulting Inc. (“SEWC”) to prepare a preliminary economic assessment (“PEA”) for the project.  The PEA is designed to evaluate both the technical and financial aspects of various production scenarios using the material estimate developed by SRK.

In July 2012, we announced the results of the PEA completed by SEWC.  SEWC concluded that the most attractive development scenario for Sleeper consists of a large-scale open pit mining operation with a heap leach processing plant handling both oxide and sulfide material, producing a gold-silver dore.  The PEA assumes a 81,000 tonnes per day operation resulting in a projected 17 year operation with an average annual production of 172,000 ounces of gold and 263,000 ounces of silver.  The Company expects to receive the complete PEA report in September 2012.

For additional information on our Sleeper Gold Project, please see Item 2. Properties.

Competitive Business Conditions

The mining and mineral exploration industry has numerous competitors, with substantially more financial, technical and human resources, who can vie for the limited supply of geologically attractive mineral properties available for claim staking, lease or purchase.  This competition also extends to our ability to recruit and retain key personnel and to raise capital to fund our operations.

General Government Regulations:

The Company’s activities are subject to numerous federal, state and local laws in both Mexico and the United States. Compliance with laws that govern prospecting, exploration, protection of the environment, reclamation, labor standards and other issues are considerable and possible future legislation and regulations could cause additional expenses or delays in the continued development of the Company’s properties.

Mexican Regulations

Mineral Concession Rights:  The Mexican mining concessions obtained by the Company grant both exploration and exploitation rights to the land where the San Miguel Project is located for a period of 50 years.  These rights can be extended if the property is being worked.  The concessions are for mineral rights only and the Company must reach agreements with the landowners for access to the property and any disturbance of land.  A minimum annual assessment work is required to hold a concession.  Mining fees have to be paid semi-annually and are based on the area of the concession.

Surface Rights:  Paramount has surface agreements with the local ejido or surface-owner councils for the mining concessions it is currently exploring.  The agreements typically last five years and require the Company to make financial payments for access and surface disturbances.

Environmental and Reclamation Law:  To conduct exploration activities, the Company must submit applications to the Mexican government environmental agency SEMARNAT along with environmental impact studies.  If the application permit is granted it allows the Company to legally disturb a defined area within its mineral concessions and the Company is required to pay a reclamation fee to Fondo Forestall Mexicano as part of the application permit.  Failure to obtain a permit can adversely affect the planned exploration activities of the Company. Currently the Company has all the required permits for its current and planned exploration programs.

United States Regulations

Mining Claims:  Exploration activities on our properties in Nevada are conducted upon federally-owned unpatented mining claims.  Most federally-owned land is administered by the Bureau of Land Management (“BLM”).  On existing claims, we are required to make an annual claim maintenance fees of $140 per claim on or before September 1st at the State Office of the BLM.  In addition, in Nevada, we are required to pay the county recorder of the county in which the claim is situated an annual fee of $10.50 per claim.  For any new claims we acquire by staking, we must file a certificate of location with the State Office of the BLM within 90 days of making the claim along with a fee equal to the amount of the annual claim maintenance fee.

Mining Exploration: BLM regulations require, and the Company has obtained, permits for surface disturbances to conduct its exploration activities.  There are also numerous permits in place that are maintained from the previous mine operations.  These are maintained by the Company for ease in updating should a decision by made to reinitiate production at the Sleeper Gold mine.  Maintenance of these permits includes monthly, quarterly and annual monitoring and reporting to various government agencies and departments.

Environmental and Reclamation: Our Sleeper Gold Project is currently operated as an advanced exploration project and is subject to various permit requirements.  The Company is required to submit a plan of operation, obtain permitting and post bonds that guarantee that reclamation is performed on lands associated with exploration.

The Company is also responsible for managing the reclamation requirements from the previous mine operations and has a bond posted with the BLM to guarantee that reclamation is performed on the associated mine facilities and activities.  The Company believes the existing bond amount is adequate and that the annual reclamation expenses are not material.

Employees

As of July 30, 2012, we had approximately 40 employees and consultants located in Canada, Mexico and the United States.

Facilities

Our head office is located at 665 Anderson Street, Winnemucca, Nevada.  We also have a field office in Temoris, Chihuahua Mexico.

Item 1A.	Risk Factors

Investing in our common stock involves risks. Our business is influenced by many factors that are difficult to predict and beyond our control and that involve uncertainties that may materially affect our results of operations, financial condition or cash flows, or the value of our securities. The risks described below are not the only ones facing us or otherwise associated with an investment in our stock.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business.  We have attempted to identify the major factors that could cause differences between actual and planned or expected results. If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected.  In this case, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to our Business Operations

It is possible investors may lose their entire investment in Paramount.

Prospective investors should be aware that if we are not successful in our endeavors, your entire investment in the Company could become worthless. Even if we are successful in identifying mineral reserves that can be commercially developed, there can be no assurances that we will generate any revenues and therefore our losses will continue.

We have not generated any revenues from operations. We have a history of losses and losses are likely to continue in the future.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2012 totaled $12,091,608. Cumulative losses since inception totaled $101,729,241 as of June 30, 2012. We have incurred significant losses in the past and we will likely continue to incur losses in the future unless our drilling program proves successful. Even if our drilling program identifies gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.

Substantial expenditures will be required to determine if proven and probable mineral reserves exist at any of our properties, to develop metallurgical processes to extract metal, to develop the mining and processing facilities and infrastructure at any of our properties or mine sites and, in certain circumstances, to acquire additional property rights. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying, and, when warranted, feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material. If we decide to put one or more of our properties into production, we will require significant amounts of capital to develop and construct the mining and processing facilities and infrastructure required for mining operations. Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold, silver and other precious metals. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or development and the possible, partial or total loss of our potential interest in certain properties. Any such delay could have a material adverse effect on our results of operations or financial condition.

We may acquire additional exploration stage properties and we may face negative reactions if reserves are not located on acquired properties.

We may acquire additional exploration stage properties. There can be no assurance that we will be able to identify and complete the acquisition of such properties at reasonable prices or on favorable terms and that reserves will be identified on any properties that we acquire. We may also experience negative reactions from the financial markets if we are unable to successfully complete acquisitions of additional properties or if reserves are not located on acquired properties. These factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.

We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in the United States (“U.S.”)., Mexico, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of one or more of our properties. Our ability to explore and operate our properties depends on the validity of our title to that property. Our U.S. mineral properties consist of leases of unpatented mining claims, which we control directly. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained title opinions covering our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

There are no confirmed mineral deposits on any properties from which we may derive any financial benefit.

Neither the Company nor any independent geologist has confirmed commercially mineable ore deposits. In order to carry out additional exploration programs of any potential ore body and to place it into commercial production, we will require substantial additional funding.

We have no mining operations and no history as a mining company.

We are an exploration stage mining company and have no ongoing mining operations of any kind. We have interests in mineral concessions and mining claims which may or may not lead to production.

We have no history of earnings or cash flow from mining operations. If we are able to proceed to production, commercial viability will be affected by factors that are beyond our control such as the particular attributes of the deposit, the fluctuation in metal prices, the cost of constructing and the operation of a mine, prices and refining facilities, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration of minerals, as well as the costs of protection of the environment.

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

During the next twelve months, and assuming no adverse developments outside of the ordinary course of business, we have budgeted approximately $14.0 million for exploratory activities of which $7.8 million will be allocated to our Mexican operations and $6.2 million will be allocated to our exploration in Nevada.  Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our drilling program may vary significantly from what we have budgeted depending upon drilling results. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without a joint venture partner, of which there can be no assurance.

Our continuing reclamation obligations at the Sleeper Gold Project could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Sleeper Gold Project. We have posted a bond in the amount of the estimated reclamation obligation at the Sleeper Gold Project. Every three years, we are required to submit a mine closure plan to the Bureau of Land Management (“BLM”) for the Sleeper Gold Project Based on a review by the BLM of our mine closure that we submitted in June 2010, BLM determined that our existing bond was sufficient. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

Mining operations are hazardous, raise environmental concerns and raise insurance risks.

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

There is no certainty that any expenditures made in the exploration of any properties will result in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore and no assurance can be given that any particular level of recovery of precious metals from discovered mineralization will in fact be realized or that any identified mineral deposit will ever qualify as a commercially mineable ore body which can be legally and economically exploited. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results.
Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. There can be no assurance that precious metals recovered in small scale laboratory tests will be duplicated in large scale tests under on-site production conditions. Material changes in estimated reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

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

Although we have investigated the right to explore and exploit our properties and obtained records from government offices with respect to all of the mineral claims comprising our properties, this should not be construed as a guarantee of title. Other parties may dispute the title to any of our properties or any property may be subject to prior unregistered agreements and transfers or land claims by aboriginal, native, or indigenous peoples. The title may be affected by undetected encumbrances or defects or governmental actions.

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

The search for precious metals as a business is extremely risky. We cannot provide any assurances that the gold or silver mining interests that we acquired will contain commercially exploitable reserves of gold or silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves of precious metals.

The precious metals markets are volatile markets. This will have a direct impact on the Company’s revenues (if any) and profits (if any) and will probably have an adverse affect on our ongoing operations.

The price of both gold and silver has increased over the past few years. This has contributed to the renewed interest in gold and silver mining and companies engaged in that business, including the exploration for both gold and silver. However, in the event that the price of these metals fall, the interest in the gold and silver mining industry may decline and the value of the Company’s business could be adversely affected. Further, although it is anticipated that mining costs outside of the United States and Canada will be appreciably lower, no assurances can be given that the situation will remain, or that gold or silver will remain at a price that will enable us to generate revenues from our mining operations. Even if we are able to generate revenues, there can be no assurance that any of our operations will prove to be profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of both gold and silver resources. Such conditions have resulted in periods of excess supply of and reduced demand on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for both gold and silver. The excess or short supply of precious metals has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. We cannot predict what the market for gold or silver will be in the future.

Government regulation or changes in such regulation may adversely affect the Company’s business.

The Company has and will in the future engage experts to assist it with respect to its operations. The Company deals with various regulatory and governmental agencies and the rules and regulations of such agencies. No assurances can be given that the Company will be successful in its efforts or dealings with these agencies. Further, in order for the Company to operate and grow its business, it needs to continually conform to the laws, rules and regulations of the jurisdictions in which it operates. It is possible that the legal and regulatory environment pertaining to the exploration and development of precious metals mining properties will change. Uncertainty and new regulations and rules could increase the Company’s cost of doing business or prevent it from conducting its business.

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

During the year ended June 30, 2012, we issued a total of 11,163,091 shares of common stock as a result of acquisitions, financings and for the exercise or options and warrants. While the issuance of the additional shares of our common stock has resulted in dilution to our existing stockholders, management believes that the issuance of these shares of common stock has provided enhanced value to our company and preserved working capital for our drilling program and general working capital.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future.  As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.  Our board of directors retains discretion to change this policy.

The exercise of our outstanding options and warrants may depress our stock price.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

SAN MIGUEL PROJECT, MEXICO

Location

The 100% owned San Miguel Project is located in southwestern Chihuahua, a state in Northern Mexico.  The project can be accessed by road, rail and air.  Road access to the San Miguel Project from the state capital Chihuahua City is approximately 250 miles.   The majority of the route is by paved highway turning to reasonably good gravel roads.

The project is about 20 km north of the town of Temoris in the municipality of Guazapares. The area is also known as the Palmarejo mining district and is part of the greater Sierra Madre Occidental gold-silver belt.  The location of the San Miguel Project is shown in Figure 1.

Figure 1:  Property Location Map
Mining Concessions Titles and Agreements:

The mining concession titles which make up the San Miguel Project have been assembled by means of staking, acquisition from third parties or by way of acquiring companies which hold ownership to the concessions.  The Company currently controls 40 mining concessions which total approximately 551 square miles (142,567 Hectares).  Our interests in the titles are held in our wholly owned subsidiaries Paramount Gold de Mexico S.A. de C.V. and Minera Gama S.A. de C.V.  The concessions for the San Miguel project are organized in three distinct groups which represent how the concessions were acquired.

San Miguel Group:

The San Miguel group of concessions is comprised of 21 concessions totaling 331 square miles.  They were purchased over a series of transactions from August 2005 to August 2008 from Tara Gold Resources Corp. and individuals. Four of the concessions retain a $1.00 USD per ounce of gold or its equivalent in silver produced royalty payable to a third party.

Temoris Group:

The Temoris group of concessions is comprised of 6 concessions totaling 212 square miles.  They are held by Minera Gama S.A. de C.V.  which was acquired by the Company through its acquisition of Magnetic Resources Ltd. in March 2009.

Guazapares Group:

The Guazapares group of concessions is comprised of 13 concessions totaling 8 square miles.  Paramount through an agreement with Mexoro Minerals Ltd. and its subsidiary Sunburst Mining de Mexico S.A. de C.V. (“Sunburst”) purchased Sunburst’s right to acquire 11 of the concessions it already did not own pursuant to option agreements with third parties and subject to a net smelter return royalty to the underlying owners of 2.0%.  On July 10, 2012, Paramount through Paramount Gold de Mexico S.A. de C.V. exercised its option and acquired the 11 concessions from the third parties.

The following table summarizes our concessions within the San Miguel Project:

Grouping	Number of Concessions	Hectares	Square Miles
San Miguel Group	21	85,766	331
Temoris Group	6	54,808	212
Guazapares Group	13	1,993	8
Totals	40	142,567	551

Mexican mining concessions cover both exploration and exploitation rights for a period of 50 years and can be extended if the property is being worked.  The concessions are for mineral rights only and agreements must be reached with landowners for access to the property and any disturbance of land. Semi-annual fees are paid to the Mexican government to hold title and are based on the area of concession.

San Miguel Project Concession Map

Surface Agreements

In order to access concession lands and perform surface disturbances during exploration activities, the Company must have agreements in place with surface-owner or local ejidos councils.  Currently, we have multiple  surface agreements with the Guazapares, Batosegachi, Temoris and Predio La Claudia y San Jose ejidos.  Each agreement outlines the payments that must be made on an annual basis and for each surface disturbance.  The agreements usually carry a five year term.

Paramount’s Exploration History at the San Miguel Project

Since acquiring the concession groups Paramount has completed numerous exploration programs.  From 2006 to 2010, we drilled a total of 331 holes totaling 263,473 feet. From July 1, 2011 to June 30, 2012 we drilled 149 holes totaling 135,165 feet.  Our drilling results for the current year are available on our website www.paramountgold.com/news.

Our main focus was to further expand known areas of mineralization and to update our geological models.  In December 2011, we announced that we completed a NI 43-101 compliant material estimate and that all our defined mineralized zones have been modeled using a rigorous three dimensional framework that is required for mine planning.

The San Miguel Project area does not contain any known reserves and any planned drilling program is exploratory in nature.

Exploration Plan

The exploration plan for San Miguel Project in the next twelve months is to complete a PEA which will help define the best mining scenarios and process alternatives for known areas of mineralization. In preparation for the PEA, the Company will update its material estimate incorporating the exploration drilling that it has completed since it last updated its material estimate model. Metallurgical testing will also be conducted to determine possible recovery rates of the mineralized ore. We will continue to drill targets within our Temoris group of concessions with a focus on the Done Ese zone and identify new targets within mineable distances from the main mineralized zones on our properties.

The Company’s exploration plan and budget for the San Miguel Project will be managed by its in-house technical staff. It will be funded by the Company’s cash on hand, and we have budgeted approximately $7.8 million for the next twelve months.

Geology and Mineralization

The property position of the San Miguel Project lies within the Guazapares mining district located in the western part of the Sierra Madre Occidental at an average elevation exceeding 6800 feet that hosts numerous gold-silver districts along its entire length.  The Sierra Madre cover an area about 745 miles long, extending from the U.S. border at Arizona and New Mexico south to central Mexico, and 120 to 240 miles wide.

The Guazapares mining district is located in the western part of the Sierra Madre Occidental, a northwest-trending volcanic plateau characterized by large volumes of volcanic rocks of various compositions of Late Cretaceous to Tertiary ages. The area was affected by Late Cretaceous to Early Tertiary compressional deformation and was cut by east- to east-northeast-trending extensional faults during the Paleocene to Early Eocene.  In contrast, younger units in the area are relatively flat-lying to gently east-dipping.

The mineralization in the San Miguel Project is comprised of multi-phase, epithermal, low- to intermediate -sulfidation, gold-silver vein with variable amount of base metals, quartz-cemented vein breccia, hydrothermal breccia, and quartz-veinlet stockwork mineralization.  Five of the areas lie within either of two northwest-trending, moderately to steeply dipping, complex fault zones (the Guazapares structural zone to the east and the Batosegachi fault zone to the west).  An additional resource area is located within and adjacent to a rhyolitic flow-dome complex that lies between the two fault zones, and a final resource is controlled by a unique northwest-trending structural zone remote from the Guazapares and Batosegachi faults.  Host rocks are predominantly andesites, rhyodacites, and rhyolites of early Tertiary age. This type of mineralization is typical of the Sierra Madre Occidental silver-gold metallogenic province and has been exploited in the region since early Spanish colonial times.

Through our exploration work, we have discovered several mineralized zones on our properties.

1.
The Guazapares Megastructure: A mineralized corridor that stretches for more than 4.8 miles and hosts four known deposits that by drilling we have connected into one large deposit. From south to north, it includes Santa Clara, LaUnion, San Antonio and La Veronica.

2.	The Don Ese Zone: A massive quartz vein system that lies with the south-southwest strike extention of the main Palmarejo structural corridor.

3.	The San Francisco: Located off the northwestern part of the Guazapares Megastructure, this zone is characterized by stockworks and multiple vein swarms hosted in dactic to rhyolite volcanic.

4.	The San Miguel Vein Corridor: A wide quartz-filled vein with lateral stock work and high grade gold and silver mineralization with variable amounts of base metals.

Target Map Zone

NEVADA

Introduction

Through our acquisition of X-Cal Resources Ltd. in August 2010, we acquired several gold exploration properties in Nevada.  The main asset of X-Cal is the Sleeper Gold Project located in Humboldt County.  Since the acquisition we have acquired additional mining claims from third parties and by staking of claims. As described below, the Sleeper Gold Project is currently comprised of three properties, the Sleeper Gold mine, the Dunes property, and the Mimi property.

The following map is presented to indicate the location of our properties:

SLEEPER GOLD PROJECT

Location

Sleeper is located 26 miles northwest of Winnemucca, Nevada.  Automobile and truck access to the property is by Interstate Highway 80 to Winnemucca, north on Highway 95 for 32 miles, west on Highway 140 for 14 miles, and then south for 6 miles on the maintained gravel Sod House Road to the project site.   An office building, heavy equipment enclosure plus assorted equipment are present on the Sleeper Gold Property.  Necessary supplies, equipment and services to carry out full sequence exploration and mining development projects are available in Winnemucca, Reno, and Elko, Nevada.

Mining Claims

The Sleeper Gold mine and its 1,044 unpatented lode mining claims were acquired by Paramount through its acquisition of X-Cal in August 2010.  Additional mining claims have been staked or acquired which now comprise the Sleeper Gold Project.

The mining claims are summarized in the following table:

The Sleeper Gold Project Properties		Claims	Approx sq. miles
Sleeper Gold Mine		1044	30
Dunes		606	20
Mimi		920	74
	Total	2570	124

The following map illustrates the general location of the Sleeper Gold Project and the associated mining claims:

History of Previous Operations

The Sleeper Gold Project includes a historic open pit mine (the “Sleeper Gold mine”) operated by AMAX Gold Inc. from 1986 until 1996, which produced 1.66 million ounces of gold, and 2.3 million ounces of silver. The property has been the subject of several exploration programs. These programs have produced an extensive database for current exploration targeting and continuing studies.

Paramount’s Exploration History at Sleeper Gold Project

Paramount conducted its first exploration program at the Sleeper Gold mine in October 2010.  It consisted of 19 drill holes totaling 18,065 feet and focused on verifying data on existing models and confirming continuity and strike extension of known mineralized zones.

In August 2011, we announced the acquisition of 606 unpatented lode mining claims (the “Dunes Project”) located 11 miles south of the Sleeper Gold mine from ICN Resources Ltd. (“ICN”).  In consideration, we issued 400,000 shares of our common stock to ICN.

In September 2011, we announced the results of a new NI-43-101 compliant material estimate on the Sleeper Gold mine prepared by SRK.  Based on the results of the report, the Company commissioned SEWC to prepare a PEA for the project.  The PEA is designed to evaluate both the technical and financial aspects of various production scenarios using the material estimate developed by SRK.

Also, in July 2012, we announced the staking of 920 new lode mining claims (the “Mimi Project”) adjacent to the west and immediately south, of the Sleeper Gold mine.  The Mimi Project totals 18,400 acres.

In July 2012, we announced the results of the PEA completed by SEWC on the Sleeper Gold mine property.  SEWC concluded that the most attractive development scenario consists of a large-scale open pit mining operation with a heap leach processing plant handling both oxide and sulfide material, producing a gold-silver dore.  The PEA assumes a 81,000 tonnes per day operation resulting in a projected 17 year operation with an average annual production of 172,000 ounces of gold and 263,000 ounces of silver.  The Company expects to receive the completed PEA report in September 2012.

There is no certainty that the scenarios or estimated economics in the PEA will be realized.

Exploration Plans

For next six to twelve months, the company plans the following exploration activities at the Sleeper Gold Project:

1.	Undertake a core drill program to expand the material estimate defined in the PEA
2.	Evaluate the outcome and recommendations of the PEA and plan the next steps
3.	Conduct an IP/Resistivity survey on selected areas with the new Mimi Project
4.	Plan and complete an RC drill program of selected targets on the new Mimi Project

The Company’s exploration program and budget will be managed by its in-house technical staff. It will be funded by the Company’s cash on hand and we have budgeted approximately $6.2 million dollars for the period covering the next twelve months.  Our budgeted expenses may be reallocated based on drilling results and our available cash reserves.

The Sleeper Gold Project is without a known reserve and the proposed program is exploratory in nature.

Geology and Mineralization

The Sleeper Gold Project  is situated within the western, apparently older, part of the Northern Nevada Rift geologic province of Miocene age, along the western flank of the Slumbering Hills within Desert Valley.  The geological structures that underlie Desert Valley appear to have been down-dropped 3,000 to 3,300 ft along the north-to northeast-trending normal faults along the western edge of the Slumbering Hills.

Four main types of gold mineralization are found within the Sleeper Gold Project [see above on whether this should be Sleeper Gold mine] deposit and may represent a continuum as the system evolved from a high level, high sulfidation system dominated by intrusion related fluids and volatiles to a low sulfidation meteoric water dominant system In this setting the paragenetic relationships of the differing mineralization styles are as follows:

•	Early – quartz-pyrite-marcasite stockwork
•	Intermediate-medium-grade, silica-pyrite-marcasite cemented breccias localized on zones of structural weakness
•	Late-high-grade, banded, quartz-adularia-electrum-(sericite) veins
•	Pos- alluvial gold-silver deposits in Pliocene gravels

Mill Creek Property

The Mill Creek property comprises a contiguous block of 36 unpatented lode mining claims. The claims total approximately 720 acres and are located in the NW part of the Shoshone Range, 33 kilometers south of Battle Mountain. Access from Battle Mountain is south by paved Highway 305 for 33 km., then eastward on the graded dirt Mill Creek Road for 10 km., and then northeast for 1.8 miles on a secondary dirt road to the property.

The Mill Creek property is in hilly, grass, sagebrush, juniper and pinyon-covered mountain brush high desert terrain, on the lower western slopes of the Shoshone Range. The climate is favorable for year-round mining, with all supplies and services needed for an exploration program available in the Battle Mountain – Elko area.

The Mill Creek property is an early-stage gold exploration prospect.  Prior  exploration was limited to surface prospecting for barite and gold-silver deposits, geological mapping, geophysical surveys, soil sampling, geochemical rock chip sampling of altered, fractured and veined bedrock.  The main exploration target on the Mill Creek Property will be the Carlin-Style gold-silver ores found in altered, metamorphosed, and locally skarnified Lower Plate carbonate and limy to dolomitic clastic sedimentary rocks of the Devonian Wenban Limestone, Silurian Roberts Mountain Formation, and the Ordovician Hanson Creek Formations. A secondary target host rock type is mafic volcanic rock of the Upper Plate rock sequence, similar to Newmont’s Twin Creeks Mine. The economic Battle Mountain – Cortez – Eureka Trend gold deposits were deposited as mineralized hydrothermal sedimentary-host replacement horizons and breccia zones along major fault structural zones where alteration and anomalous gold-silver-arsenic-antimony-thallium mineralization are present. Marbles in metamorphic aureoles and iron-rich skarns appear to be favored sites for gold mineralization in these deposits, perhaps due to the rheological character, permeability after fracturing, and chemical reactivity of those rocks to alteration by hydrothermal fluids.

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

Spring Valley Property

The Spring Valley property consists of 38 lode mineral claims in the Spring Valley Area, Pershing County, Nevada. The project is located approximately 2.5 km. northwest of the Rochester mine in the Humboldt Range, 30 km. northeast of Lovelock, Nevada. The property covers rocks folded into a broad anticline broken into large blocks by major north-trending faults. Midway Gold Corporation is currently drilling approximately 2 km. to the northeast.

This property is without a known mineral reserve and there is no current exploratory work being performed.

Item 3.	Legal Proceedings.

None

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.	Market Information

Our common stock is listed for trading NYSE MKT LLC and the Toronto Stock Exchange under the ticker symbol “PZG”. Our European listing is with the Frankfurt Stock Exchange under the symbol “P6G”.  There is a limited market for our common stock.

The following table sets forth the high and low prices for our common stock for the periods indicated on the NYSE MKT LLC:

	HIGH	LOW
Fiscal year ended June 30, 2012

Quarter ended September 30, 2011	$3.37	$2.07
Quarter ended December 31, 2011	$3.00	$2.05
Quarter ended March 31, 2012	$2.75	$2.20
Quarter ended June 30, 2012	$2.47	$2.01

	HIGH	LOW
Fiscal year ended June 30, 2011

Quarter ended September 30, 2010	$1.59	$1.19
Quarter ended December 31, 2010	$3.99	$1.55
Quarter ended March 31, 2011	$4.42	$3.09
Quarter ended June 30, 2011	$4.01	$2.67

	HIGH	LOW
Fiscal year ended June 30, 2010
Quarter ended September 30, 2009	$1.55	$1.17
Quarter ended December 31, 2009	$1.50	$1.12
Quarter ended March 31, 2010	$1.81	$1.40
Quarter ended June 30, 2010	$1.93	$1.26

B.	Holders

As of August 30, 2012, there are currently in excess of 26,000 beneficial owners of our common stock (173 stockholders of record).

Our transfer agent is Computershare Shareholder Services, Inc., whose address is 480 Washington Boulevard, Jersey City, New Jersey 073101. Our co-transfer agent is Canadian Stock Transfer Company Inc., whose address is 320 Bay Street, Toronto, Ontario, Canada M5H 4A6.

C.	Dividends

We have not paid cash dividends on our common stock since the date of our incorporation and we do not anticipate paying cash dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our board of directors and will be subject to limitations imposed under Delaware law.

D.	Equity Compensation Plan

Set out below is information as of June 30, 2012 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,129,120	$2.16	3,548,007
Equity compensation plans not approved by security holders	-	$-	-
TOTAL	3,129,120		3,548,007

E.	Sale of Unregistered Securities

On August 23, 2011, the Company issued 400,000 shares of its common stock in exchange for mineral claims located in Nevada.

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

F.	Performance Graph

The following graph compares our cumulative total shareholder return for the five years ended June 30, 2012 to the Russell 2000 Index and with the NYSE Arca Gold Bugs Index.  The graph assumes a $100 investment on June 30, 2007 in our common stock and the two other stock indices and assumes the reinvestment of dividends, if any.

COMPARISION OF 5 YEAR CUMULATIVE TOTAL RETURN
(Assumes $100 initial investment on 6/30/2007)

	June 30
	2007	2008	2009	2010	2011	2012
Paramount Gold and Silver Corp	$100	$80	$71	$61	$153	$113
Ishares Russel 2000 Index	$100	$83	$62	$74	$100	$96
NYSE ARCA Gold Bugs Index	$100	$137	$103	$144	$158	$130

Item 6.	Selected Financial Data.

The following consolidated financial data has been derived from and should be read in conjunction with our audited financial statements for the years ended June 30, 2008 through 2012.  Our audited financial statements for the years ended June 30, 2008 through 2011are included in the Company’s annual reports for the years ended June 30, 2008 through 2011.  These reports can be found on the Securities and Exchange Commission’s website located at www.sec.gov

	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Statement of Operations data
Revenue	$115,790	$299,703	$35,853	$249,082	$457,562
Expenses	$18,208,539	$12,159,746	$10,248,026	$7,490,261	$18,867,523
Net loss	$12,091,608	$28,450,536	$5,351,958	$7,241,179	$18,409,961
Basic and diluted loss per share	$0.09	$0.21	$0.06	$0.11	$0.38
Diluted weighted average number of shares	139,466,595	130,677,585	98,617,938	65,433,659	47,703,566

Balance sheet data
Cash and short term investments	$20,000,708	$14,689,241	$21,380,505	$7,040,999	$3,199,848
Mineral properties	$50,479,859	$49,515,859	$22,111,203	$18,436,951	$4,738,747
Total assets	$76,119,889	$70,296,027	$46,328,181	$27,457,795	$11,932,328
Current liabilities	$12,111,206	$17,683,832	$6,410,090	$383,445	$1,714,620
Total liabilities	$13,309,385	$18,827,724	$6,410,090	$383,445	$1,714,620
Working capital	$20,694,536	$16,144,479	$22,750,664	$8,116,541	$4,119,068
Accumulated deficit	$101,729,241	$89,637,633	$61,187,098	$43,197,264	$35,956,085

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are an exploratory stage mining company that currently has mining concessions in Mexico and mineral claims in Nevada, USA.  We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold Project in Nevada but are currently exploring both projects.  The following discussion updates our plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2012, 2011 and 2010 and compares each year’s results to the results of the prior year.

Plan of Operation – Exploration:

Our plan for the next twelve months at our San Miguel Project is to continue with our drill program by testing new areas or expanding resources on known zones such La Bavisa, Don Ese Sur and el Ojito, which are part of the Temoris group of concessions. Additionally, we plan to conduct geological reconnaissance to identify new targets areas and drill them on geological merit. The Company expects to complete a Preliminary Economic Assessment on San Miguel project by calendar year end 2012. This will be based on our updated material estimate prepared by Mine Development Associates, and metallurgical testing by McClelland Laboratories, both of Reno Nevada USA.  Our budget for the program is approximately $7.8 million.

Our plan for the next twelve months in Nevada is to primarily focus on our Sleeper Gold Project.  Our budget for this period is approximately $6.2 million.   We will assess the results and recommendations of the PEA prepared by SEWC and determine the next steps for the Sleeper Gold Project.  We will continue drilling to follow up on open zones with gold anomalies or hidden geophysical targets. Additionally, a drill program is planned to test several targets within the recently staked Mimi claim block south of the original Sleeper Gold mine claim block.

Our work at both the San Miguel Project and Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Comparison of Operating Results for the year ended June 30, 2012 as compared to June 30, 2011

Liquidity and Capital Resources

At June 30, 2012, we had a cash and short-term investment balance of $20,000,708 compared to $14,689,241 as at June 30, 2011.  The cash used to fund our exploration programs and corporate overhead was offset by the financing we completed in March 2012.

At June 30, 2012, we had a net working capital, excluding non-cash warrant liability, of $20,694,536. We anticipate our cash expenditures to fund exploration programs and general corporate expenses to be approximately $1.3 million per month for the next 6 months.  We also anticipate making $1.6 million in option payments for previously purchased mineral concessions in the next 3 months.   Anticipated cash outlays will be funded by our available cash reserves and future issuances of shares of our common stock.

For the year ended June 30, 2012, the company received $287,425 pursuant to the exercise of stock options.

At June 30, 2012, the Company had 7,700,000 “in-the-money” purchase warrants outstanding.  All the warrants are held by the Company’s largest shareholder FCMI Financial Corporation.  If all the issued outstanding warrants are exercised, the Company’s cash balances will increase by approximately $7.9 million.  These warrants expire in March 2013.

At June 30, 2012, the Company’s amounts receivable of $1,458,365 primarily consisted of value added tax due from the Mexican government.

Historically, we have funded our exploration and development activities through equity financing arrangements.  We continue to assess our needs for additional capital to ensure sufficient financial resources are available to fund our exploration and working capital needs.  We believe that our access to additional capital together with our existing cash resources will be sufficient to meet our needs for the next twelve months.  If, however, we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

Net Loss

Our net loss before other items for the year ended June 30, 2012 was $18,092,749 compared to a loss of $11,860,043 in the previous year.  The increase in net loss of $6,232,706 or 53% reflects our expanded exploration programs at both the Sleeper Gold Project and the San Miguel Project.  We will continue to incur losses for the foreseeable future as we continue with our planned exploration programs at both projects.

Expenses

Our exploration expenses for the year ended June 30, 2012 compared to the previous year increased by 68% or by $5,442,602.  The increase is mainly driven by the increased number of holes and total cumulative length of feet drilled by the Company in both Nevada and Mexico.

The following table summarizes our drilling activities at both projects for the year ended June 30, 2012 and 2011:

	For the year ended June 30, 2012		For the year ended June 30, 2011
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	228	135,165	86	72,887
Sleeper Gold Project, USA	78	19,516	36	24,742
Total	306	154,681	122	97,627

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $2,534,123 for the year ended June 30, 2012.  This is a 8% increase over the previous year ended June 30, 2011.  Management believes the increase was reasonable given the level of business activity that occurred during the year.   We believe our cash is adequate to meet our budgeted expenses in the short-term.

For the year ended June 30, 2012, the Company’s warrant liability decreased by $6,167,873.  The decrease was recorded as a gain on the Consolidated Statement of Operations.  The decrease in warrant liability is primarily due to a decrease in the Company’s share price from $3.26 at June 30, 2011 to $2.40 at June 30, 2012.

Comparison of Operating Results for the year ended June 30, 2011 as compared to June 30, 2010

Liquidity and Capital Resources

At June 30, 2011, we had a cash balance of $14,689,241 compared to $21,380,505 for the same period in the prior year.  The net reduction is cash is attributable to the funding of our exploration programs at our San Miguel Project in Mexico and at our Sleeper Gold Project.

At June 30, 2011, we had a net working capital, excluding the non-cash warrant liability of $16,144,479.  We had cash expenditures of approximately $1.0 million per month to fund our exploration programs and our general corporate expenses.

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

At June 30, 2011, the amounts receivable amount of $1,625,724 primarily consisted of value added tax due from the Mexican government.  During the year ended June 30, 2011, the Company collected $474,983 in value added tax.

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

Costs and Expenses

Exploration expenses were $7,984,774 for year ended June 30, 2011 as compared to $6,043,791 for the year ended June 30, 2010.   Our level of expenditures has increased from the comparable prior year periods as a result of incurring exploration expenses at Sleeper Gold property.  Expenses incurred include geology, drilling, lab analysis, metallurgy, site access, license and permitting.  Since inception, we have incurred exploration costs totaling $31,782,037 at both our San Miguel Project and Sleeper Gold Project.

Our general and administration expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $2,339,757 for the year ended June 30, 2011 as compared to $2,111,129 in the prior year.  Management believes the expense growth of 11% to be reasonable given its recent acquisition of X-Cal Resources Ltd.

The increase in fair value in our warrant liability recorded in the year ended June 30, 2011 was $16,421,412.  This adjustment was primarily due to the increase in our share price from $1.30 at June 30, 2010 to a share price of $4.01 at June 30, 2011.  This was reported on our statement of operations as other item and is a non-cash loss.

Net Loss

Our net loss before other items for the year ended June 30, 2011 was $11,860,043 compared to a loss of $10,212,173 in the prior year.

Contractual Obligations

The following table summarizes our obligations and commitments as of June 30, 2012 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Accounts Payable & Accrued Liabilities	$1,364,419	$1,364,419	-	-	-
Asset Retirement Obligations	1,198,179	100,000	300,000	200,000	598,179
Total	$2,562,598	$1,464,419	$300,000	$200,000	$598,179

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

Estimates

The Company prepares its consolidated financial statements and notes in conformity to United States Generally Accepted Accounting Principles (“U.S. GAAP”) and requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Mineral property acquisition costs

The Company capitalizes the cost of acquiring mineral properties and will amortize these costs over the useful life of a property following the commencement of production  or expense these costs if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.  Costs include cash consideration and the fair market value of shares issued on the acquisition of mineral properties.  Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts of the specific mineral property at the time the payments are made.

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

Derivatives

The Company has adopted the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock.   The Company has issued stock purchase warrants with exercise prices denominated in a currency other than its functional currency of U.S. dollars.  As a result, these warrants are no longer considered indexed to our stock and must be accounted for as a derivative instrument.

Warrants that are issued with exercise prices other than the Company’s functional currency of the U.S. dollar are accounted for as liabilities.  The fair value of the Company’s outstanding warrant liabilities is determined at each reporting date with any change to the liability from a previous period recorded in the Statement of Operations.  We record changes in the fair value of our warrant liabilities as a component of other income and expense as we believe the amounts recorded relate to financing activities and not as a result of our operations.  If a stock purchase warrant is exercised the Company is only obligated to issue shares in its common stock.

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

Reclassification

Certain comparative figures have been reclassified to conform to the current year end presentation.

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

Foreign Currency Exchange Rate Risk

The Company holds cash balances in both U.S. and Canadian dollars.  We transact most of our business in U.S. and Canadian dollars.  Some of our expenses, including labor and operating supplies are denominated in Mexican Pesos.  As a result, currency exchange fluctuations may impact our operating costs.  We do not manage our foreign currency exchange rate risk through the use of financial or derivative instruments, forward contracts or hedging activities.

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

Our financial statements have been examined to the extent indicated in its reports by MNP LLP, Chartered Accountants and have been prepared in accordance with  US GAAP and pursuant to Regulation S-X as promulgated by the SEC and are included herein beginning on Page F-1 hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (June 30, 2012). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2012. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

The effectiveness of our internal control over financial reporting as of June 30, 2012, has been audited by MNP LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  MNP LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal year ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d) of Regulation S-K will be contained in the Company’s 2012 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2012 (the “2012 Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11.	Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2012 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2012 and is hereby incorporated by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2012 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2012 and is hereby incorporated by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2012 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2012 and is hereby incorporated by reference thereto.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the company’s 2012 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2012 and is hereby incorporated by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

a.	The following report and financial statements are filed together with this Annual Report:

(1)	Audited Consolidated Financial Statements of Paramount Gold and Silver Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2012 and 2011

Consolidated Statements of Operations for the years ended June 30, 2012, 2011 and 2010 [and Cumulative Losses Since Inception March 29, 2005 to June 30, 2012]

Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011, and 2010 [and Cumulative Since Inception to June 30, 2010]

Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

b.	Index to Exhibits

Exhibit No.	Description

1.1	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 30, 2012.

3.1	Certificate of Incorporation , effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10−SB filed November 2, 2005.

3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8−K filed August 28, 2007.

3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8−K filed February 26, 2009.

3.3	Restated Bylaws, effective April 18, 2005, incorporated by reference to Exhibit 3.3 to Form 10-K filed September 9, 2009.

4.1	Registration Rights Agreement, dated March 30, 2007, incorporated by reference to Exhibit 10.2 to Form 8−K filed April 6, 2007.

10.11	Acquisition Agreement between the Company and X-Cal Resources Ltd. dated June 22, 2010, incorporated by reference to Exhibit 2.1 on Form 8-K filed June 25, 2010.

10.12	Employment Agreement between the Company and Christopher Crupi, incorporated by reference to Exhibit 10.12 to Form S-1 filed April 19, 2012

10.13	Employment Agreement between the Company and Carlo Buffone, incorporated by reference to Exhibit 10.13 to Form S-1 filed April 19, 2012.

23.1	Consent of MNP LLP, independent registered accounting firm

24	Power of Attorney (included on signature page)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herwith)

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
President and Chief Executive Officer
Date: September 11, 2012

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

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	President and Chief Executive Officer/Director	September 11, 2012
Christopher Crupi

/s/ CARLO BUFFONE	Chief Financial Officer	September 11, 2012
Carlo Buffone

/s/ JOHN CARDEN	Director	September 11, 2012
John Carden

/s/ ELISEO GONZALEZ-URIEN	Director	September 11, 2012
Eliseo Gonzalez-Urien

/s/ MICHEL YVAN STINGLHAMBER	Director	September 11, 2012
Michel Yvan Stinglhamber

/s/ ROBERT DINNING	Director	September 11, 2012
Robert Dinning

/s/CHRISTOPHER REYNOLDS	Director	September 11, 2012
Christopher Reynolds

/s/SHAWN KENNEDY	Director	September 11, 2012
Shawn Kennedy

 (An Exploration Stage Mining Company)

Index to Consolidated Financial Statements

(Audited)

Year ended June 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold and Silver Corp. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheets of Paramount Gold and Silver Corp. (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2012 and from the date of inception (March 29, 2005) through June 30, 2012. We also have audited the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

ACCOUNTING › CONSULTING › TAX 2300, 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC V7X 1J1 1.877.688.8408 P: 604.685.8408 F: 604.685.8594 mnp.ca

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2012 and from the date of inception (March 29, 2005) through June 30, 2012 in conformity with generally accepted accounting principles in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

MNP LLP

Vancouver, BC
September 10, 2012

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at June 30, 2012 and June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

	As at June 30,	As at June 30,
	2012 (Audited)	2011 (Audited)
Assets

Current Assets
Cash and cash equivalents	$12,500,708	$14,689,241
Short-term investments	7,500,000	-
Amounts receivable	1,458,365	1,625,724
Prepaid and deposits	354,667	34,252
Prepaid insurance, current portion (Note 11)	245,215	245,215
Marketable securities (Note 3)	-	319,219
Total Current Assets	22,058,955	16,913,651
Non-Current Assets
Mineral properties (Note 8)	50,479,859	49,515,859
Property and equipment (Note 9)	458,937	487,740
Prepaid insurance, non current portion (Note 11)	367,822	613,035
Reclamation bond (Note 11)	2,754,316	2,765,742
Total Non-Current Assets	54,060,934	53,382,376

Total Assets	$76,119,889	$70,296,027

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$1,364,419	$769,172
Warrant liability (Note 4)	10,746,787	16,914,660
Total Current Liabilities	12,111,206	17,683,832

Non-Current Liabilities
Reclamation and environmental obligation (Note 11)	1,198,179	1,143,892
Total Liabilities	$13,309,385	18,827,724

Stockholders' Equity
Capital Stock, par value $0.001 per share; authorized 200,000,000 shares, 147,412,603 issued and outstanding at June 30, 2012 and 136,249,512 shares issued and outstanding at June 30, 2011	147,413	136,249
Additional paid in capital	151,564,888	129,664,660
Contributed surplus	12,892,174	11,287,242
Deficit accumulated during the exploration stage	(101,729,241)	(89,637,633)
Accumulated other comprehensive income (loss)	(64,730)	17,785
Total Stockholders' Equity	62,810,504	51,468,303

Total Liabilities and Stockholders' Equity	$76,119,889	$70,296,027

Subsequent Events (Note 13)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2012, June 30, 2011 and June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011	For the Year Ended June 30, 2010	Cumulative Since Inception to June 30, 2012
Revenue
Interest income	$42,660	$118,870	$35,853	$1,179,492
Other income	73,130	180,833	-	253,963
Total Revenue	$115,790	$299,703	$35,853	$1,433,455

Expenses:
Incorporation costs	-	-	-	1,773
Exploration	13,427,376	7,984,774	6,043,791	45,209,413
Professional fees	1,166,881	1,280,869	931,404	8,672,804
Directors compensation	1,357,051	813,154	141,224	2,311,429
Travel & lodging	224,705	212,999	192,642	1,486,952
Corporate communications	440,382	260,309	332,139	3,817,789
Consulting fees	475,087	464,790	418,437	14,744,697
Office & administration	451,773	333,789	429,149	3,141,395
Interest & service charges	10,648	12,643	57,644	120,133
Loss on disposal of fixed assets	-	-	-	44,669
Insurance	323,777	317,457	47,804	917,106
Depreciation	77,155	73,299	66,367	446,733
Accretion	153,704	119,884	-	273,588
Miscellaneous	-	-	18,124	203,097
Financing & listing fees	-	-	-	(22,024)
Acquisition expenses	-	262,764	1,242,569	1,505,334
Income and other taxes	-	13,015	51,732	64,747
Write down of mineral property	100,000	10,000	275,000	1,856,049
Total Expenses	18,208,539	12,159,746	10,248,026	84,795,684
Net Loss before other items	$18,092,749	$11,860,043	$10,212,173	$83,362,229

Other items
Change in fair value of equity conversion right	-	169,081	821,155	990,236
Change in fair value of warrant liability	(6,167,873)	16,421,412	(5,681,370)	17,210,044
Loss on sale of marketable securities	166,732	-	-	166,732
Net Loss	$12,091,608	$28,450,536	$5,351,958	$101,729,241

Other comprehensive loss
Foreign currency translation adjustment	113,460	(492,405)	156,483	64,730
Unrealized loss on available-for-sale-securities	(30,945)	30,945	-	-
Total Comprehensive Loss for the Period	$12,174,123	$27,989,076	$5,508,441	$101,793,971

Loss per Common share
Basic	$0.09	$0.21	$0.06
Diluted	$0.09	$0.21	$0.06

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	139,466,595	130,677,585	98,617,938
Diluted	139,466,595	130,677,585	98,617,938

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flow
For the Years Ended June 30, 2012, June 30, 2011 and June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011	For the Year Ended June 30, 2010	Cumulative Since Inception to June 30, 2012

Net Loss	$(12,091,608)	$(28,450,536)	$(5,351,958)	$(101,729,241)
Adjustment for:
Depreciation	77,155	73,299	66,367	446,733
Loss on disposal of assets	-	-	-	44,669
Stock based compensation	1,918,724	1,200,875	309,840	19,577,123
Accrued interest	-	-	-	(58,875)
Write-down of mineral properties	100,000	10,000	275,000	1,856,049
Accretion expense	153,704	119,884	-	273,588
Change in reclamation	(5,312)	63,592	-	58,280
Insurance expense	245,213	182,235	-	427,448
Other non cash transactions	205,474	(899)	-	204,575
Change in fair value of equity conversion right	-	169,081	821,155	990,236
Change in fair value of warrant liability	(6,167,873)	16,421,412	(5,681,370)	17,210,044
(Increase) Decrease in accounts receivable	167,359	(30,679)	(1,290,352)	(1,374,939)
(Increase) Decrease in prepaid expenses	(320,415)	11,116	37,215	(354,667)
Increase (Decrease) in accounts payable	595,247	(1,544,935)	46,878	(519,364)
Cash used in operating activities	$(15,122,332)	$(11,775,554)	$(10,767,225)	$(62,948,341)

Sale (purchase) of marketable securities	144,690	-	-	144,690
Increase of reclamation bond	(82,678)	-	-	(82,678)
Purchase of GIC receivable	(7,500,000)	-	1,063,772	(7,441,125)
Notes receivable issued	-	243,495	(152,130)	21,365
Purchase of equity conversion right	-	-	(1,337,700)	(1,337,700)
Purchase of mineral properties	(100,000)	(191,061)	(3,574,252)	(7,209,870)
Cash acquired on acquisition of X-Cal	-	843,101	-	843,101
Purchase of equipment	(48,352)	(10,989)	(64,955)	(950,214)
Cash provided by (used in) investing activities	$(7,586,340)	$884,546	$(4,065,265)	$(16,012,431)

Demand notes payable issued	-	-	-	105,580
Issuance of capital Stock	20,633,600	3,707,339	29,328,480	91,465,579
Cash provided by financing activities	$20,633,600	$3,707,339	$29,328,480	$91,571,159

Effect of exchange rate changes on cash	(113,460)	492,405	(156,484)	(109,678)

Change in cash during period	(2,188,533)	(6,691,264)	14,339,506	12,500,708

Cash at beginning of period	14,689,241	21,380,505	7,040,999	-
Cash at end of period	$12,500,708	$14,689,241	$21,380,505	$12,500,708

Supplemental Cash Flow Disclosure
Cash	$3,125,789	$3,680,403	$2,723,992
Cash Equivalents	$9,374,919	$11,008,837	$18,656,513

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholder’s Equity
As at June 30, 2012, June 30, 2011 and June 30, 2010
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balance at inception	—	$—	$—	$—	$—	$—	$—
Capital issued for financing	121,533,078	121,533	26,105,855	—	—	—	26,227,388
Capital issued for services	5,342,304	5,342	10,160,732	—	—	—	10,166,074
Capital issued from stock options and warrants exercised	384,627	385	249,623		(237,008)		13,000
Capital issued for mineral properties	17,378,519	17,379	15,822,867	—	—	—	15,840,246
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Returned to treasury	(61,660,000)	(61,660)	61,660	—	—	—	—
Fair value of warrants	—	—	—	—	12,073,546	—	12,073,546
Stock based compensation	—	—	—	—	6,132,972	—	6,132,972
Foreign currency translation	—	—	—	—	—	(287,192)	(287,192)
Net Income (loss)	—	—	—	(43,197,264)	—	—	(43,197,264)
Balance at June 30, 2009	83,018,219	$83,018	$52,506,278	$(43,197,264)	$17,969,510	$(287,192)	$27,074,350
Capital issued for financing	18,400,000	18,400	21,371,043	—	—	—	21,389,443
Capital issued from stock options and warrants exercised	8,351,360	8,351	16,361,552	—	(3,841,264)	—	12,528,639
Capital issued for mineral properties	300,000	300	374,700	—	—	—	375,000
Stock based compensation	—	—	—	—	309,840	—	309,840
Transition adjustment (Note 2)	—	—	—	(12,637,875)	(3,612,864)	—	(16,250,739)
Foreign currency translation	—	—	—	—	—	(156,483)	(156,483)
Net Income (loss)	—	—	—	(5,351,958)	—	—	(5,351,958)
Balance at June 30, 2010	110,069,579	$110,069	$90,613,573	$(61,187,097)	$10,825,222	$(443,675)	$39,918,092
Capital issued for financing	19,395	19	23,970	—	—	—	23,989
Capital issued from stock options and warrants exercised	4,153,085	4,154	10,219,361	—	(1,053,645)	—	9,169,870
Capital issued for acquisition	22,007,453	22,007	28,807,756	—	314,790	—	29,144,553
Stock based compensation	—	—	—	—	1,200,875	—	1,200,875
Foreign currency translation	—	—	—	—	—	492,405	492,405
Unrealized loss on available for sale securities	—	—	—	—	—	(30,945)	(30,945)
Net Income (loss)	—	—	—	(28,450,536)	—	—	(28,450,536)
Balance at June 30, 2011	136,249,512	$136,249	$129,664,660	$(89,637,633)	$11,287,242	$17,785	$51,468,303
Capital issued for financing	10,417,776	10,418	20,335,755	—	—	—	20,346,173
Capital issued from stock options and warrants exercised	345,315	346	600,873	—	(313,792)	—	287,427
Capital issued for mineral properties	400,000	400	963,600	—	—	—	964,000
Stock based compensation	—	—	—	—	1,918,724	—	1,918,724
Foreign currency translation	—	—	—	—	—	(113,460)	(113,460)
Unrealized loss on available for sale securities	—	—	—	—	—	30,945	30,945
Net Income (loss)	—	—	—	(12,091,608)	—	—	(12,091,608)
Balance at June 30, 2012	147,412,603	$147,413	$151,564,888	$(101,729,241)	$12,892,174	$(64,730)	$62,810,504

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

1.	Principal Accounting Policies:

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

Significant estimates made by management in the accompanying financial statements include collectability of amounts receivable, the fair value of warrant liability, the adequacy of the Company’s asset retirement obligations, fair value of stock based compensation and valuation of deferred tax assets.

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

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

1.	Principal Accounting Policies (Continued):

Stock Based Compensation

The Company has adopted the provisions of FASB ASC 718, “Stock Compensation” (“ASC 718”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  New shares of the Company’s Common Stock will be issued for any options exercised or awards granted.

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

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

1.	Principle Accounting Policies (Continued):

Fixed Assets

Equipment is recorded at cost less accumulated depreciation.  All equipment is amortized over its estimated useful life at the following annual rates:

Computer equipment	30% declining balance
Equipment	20% declining balance
Furniture and fixtures	20% declining balance
Exploration equipment	20% declining balance

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

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in our Consolidated Statements of Operations and Comprehensive Loss. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

Net Income Per Share

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during each period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the year ended June 30, 2012, 2011 and 2010 the shares of common stock equivalents related to outstanding stock option and stock purchase warrants have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

Concentration of Credit Risk and Amounts Receivable

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize risk of loss.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority.  Each period, receivables are reviewed for collectability.  When a receivable is determined to not be collectable we allow for the receivable until we are either assured of collection or assured that a write-off is necessary.  Allowances in association with our receivable from IVA from our Mexico subsidiaries is based on our determination that the Mexican government may not allow the complete refund of these taxes.  The Company believes that all amounts recorded as a receivable from the Mexican government will be recovered.

Foreign Currency

The parent company’s functional currency is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries are the U.S. Dollar and the Canadian Dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date.   Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss. The aggregate foreign transaction loss for the year ended June 30, 2012 is $649,243.

The financial statements of the subsidiaries are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

2.	Recent Accounting Pronouncements Adopted:

ii)	ASU 2011-6

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

ii)	ASU 2011-04

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

iii)	ASU 2011-05

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect the adoption of this ASU will affect financial statement presentation only.

iv)	ASU 2011-08

In September 2011, FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011 but early adoption is permitted. The Company does not expect material financial statement implications relating to the adoption of this ASU.

3.	Marketable Securities and Investments:

As of June 30, 2011, the Company had investments in available-for-sale securities with a cost basis of $350,164.  The investments included certain equity securities of entities involved in the exploration of precious metals.  For the year ended June 30, 2012, the Company sold its investment in available-for-sale securities for proceeds of $144,690 and recorded a loss on its statement of operations and comprehensive loss of $205,474.  The Company also recorded a gain on its statement of operations and comprehensive loss of $38,743 for securities which were previously restricted from sale that were sold during the year-ended June 30, 2012.

4.	Fair Value Measurements:

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
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

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
For the Year Ended June 30, 2012
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

		Fair Value at June 30, 2012			June 30, 2011
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,500,708	12,500,708	-	-	14,689,241
Short-term investments	7,500,000	7,500,000			-
Marketable Securities	-	-	-	-	319,219

Liabilities
Warrant liability	$10,746,787	-	-	10,746,787	16,914,660

The Company’s cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities. The amounts receivable represent amounts due from a national government regarding refund of taxes.

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

June 30, 2012
Risk free interest rate	0.23%
Expected life of warrants and options	Less than 1 year
Expected stock price volatility	70.1%
Expected dividend yield	0%

The changes in fair value of the warrants during the year ended June 30, 2012were as follows:

Balance at July 1, 2011	$16,914,660
Issuance of warrants and options	-
Change in fair value recorded in earnings	(6,167,873)
Transferred to equity upon exercise	-
Balance at June 30, 2012	$10,746,787

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

5.	Non-Cash Transactions:

During the years ended June 30, 2012, 2011 and 2010, the Company entered into certain non-cash activities as follows:

	2012	2011	2010
Operating and Financing Activities
From issuance of shares for acquisitions	$-	$29,144,553	$-
From issuance of shares for cashless exercise of options	$16,455	$1,016,273	$1,596,896
From issuance of shares for mineral properties	$964,000	$-	$375,000

6.	Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 per share.  At June 30, 2012 there were 147,412,603 shares issued and outstanding and 136,249,512 shares issued and outstanding at June 30, 2011.

During year ended June 30, 2012, the Company issued a total of 11,163,091 common shares which are summarized as follows:

	Common Shares
	2012	2011	2010
Financing	10,417,776	19,395	18,400,000
For acquisition of companies	-	22,007,453	-
Acquisition of mineral properties	400,000	-	300,000
For exercise of warrants and options	345,315	4,153,085	8,351,360
	11,163,091	26,179,933	27,051,360

For the year ended June 30, 2012, the Company closed a private placement offering pursuant to which the Company sold 10,417,776 shares of its common stock for gross proceeds of $21,356,442, at an offering price of $2.05 per share.  In the same period, the Company also recorded share issuance costs of $1,010,270 for net proceeds of $20,346,173.

For the year ended June 30, 2012, the Company entered into an agreement to purchase mining claims in northwestern Nevada in exchange for 400,000 shares of its common stock.  The seller of the mineral claims retains a net smelter royalty of 1.5% on the portion of claims not subject to other royalties and a net smelter royalty of 0.5% on the portion already subject to a 2.0% royalty held by a third party.

For the year ended June 30, 2012, the Company issued 345,315 shares for the exercise of options and received cash in the amount of $287,425.  The exercise price of these options ranged from $0.65 to $1.55.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

b) Warrants:

The following share purchase warrants were outstanding at June 30, 2012:

	Exercise price in CAD	Exercise price in USD at June 30, 2012	Number of warrants	Remaining contractual life (years)
Warrants *	$1.05	$1.03	7,700,000	0.72
Outstanding and exercisable at June 30, 2012			7,700,000
* Strike price of warrant contract in Canadian dollars.  At June 30, 2012 $1.00 USD = $0.98 CAD.

	June 30, 2012	June 30, 2011
Risk free interest rate	0.19%	0.19%
Expected life of warrants	.72 year	1 year
Expected stock price volatility	66%	72%
Expected dividend yield	0%	0%

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

	June 30, 2012	June 30, 2011
WA Risk free interest rate	0.22%	0.43%
WA Expected dividend yield	0%	0%
WA Expected stock price volatility	77%	74%
WA Expected life of options	3.4 years	1.8 years

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

Changes in the Company’s stock options for the year ended June 30, 2012 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	2,785,000	$0.91	2.40	$1,261,750
Issued	1,999,375	2.09
Cancelled/Expired	(200,000)	1.75
Exercised	(2,423,255)	1.08		$3,311,224
Outstanding at June 30, 2011	2,161,120	$1.74	2.08	$3,280,911
Issued	1,693,500	2.50
Cancelled / Expired	(370,500)	2.64
Exercised	(355,000)	0.83		$418,663
Outstanding at June 30, 2012	3,129,120	$2.16	2.41	$1,166,543
Exercisable at June 30, 2012	2,424,121	$2.00	1.97	$1,166,543

At June 30, 2012, there were 3,129,120 options outstanding. Options outstanding above that have not been vested at period end are 704,999 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.   As of June 30, 2012, there was $479,600 of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1.4 years.

A summary of the non-vested options as of June 30, 2012 and 2011 and changes during the fiscal years ended June 30, 2012 and 2011 is as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at June 30, 2010	831,252	$0.79
Issued	1,999,375	0.85
Vested	(2,550,628)	0.71
Forfeited	(50,000)	1.15
Non-vested at June 30, 2011	229,999	$2.12
Issued	1,693,500	$1.23
Vested	(1,168,500)	1.03
Forfeited	(50,000)	1.29
Non-vested at June 30, 2012	704,999	$1.84

For the year ended June 30, 2012 the Company recognized stock based compensation expense in the amount of $1,918,724 (2011 - $1,200,875, 2010 - $309,840) .

7.	Related Party Transactions:

During the year ended June 30, 2012, directors received cash payments in the amount of $240,500 (2011 -$215,000, 2010 - $144,758) for their services as directors or members of committees of the Company’s Board.   During the year ended June 30, 2012, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $1,116,551 (2011 -$598,153, 2010 -$nil)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

During the year ended June 30, 2012 the Company made payments of $93,656 (2011 - $96,080, 2010 -$91,469) pursuant to a premises lease agreement to a corporation in which an officer is a shareholder.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

8.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2012	June 30, 2011
Iris Royalty	50,000	50,000
Morelos	-	100,000
San Miguel Project	21,992,263	21,992,263
Sleeper	25,891,490	24,827,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
Reese River	64,061	64,061
	$50,479,859	$49,515,859

For the year ended June 30, 2012, the Company decided it would not make the required bi-annual mineral concession payments to the Mexican Government for its interest in the Morelos property.  As a result, the value the Company has recorded for its interest in the Morelos property has been written off  and a loss of $100,000 has been recorded on the statement of operations and comprehensive loss.

For the year ended June 30, 2012, the Company purchased mineral claims that are related to the Sleeper Gold Project for shares in the Company’s common stock.  The fair value of the shares issued were $964,000.

For the year ended June 30, 2012, the Company made a payment for $100,000 towards a previously purchased mineral claim that is part of the Sleeper Gold  Project.

9.	Property and Equipment:

			Net Book Value
	Cost	Accumulated Amortization	June 30, 2012	June 30,2011

Property and Equipment	$856,285	$397,348	$458,937	$487,740

During the year ended June 30, 2012, net additions to property, and equipment were $48,352 (2011- $10,989). During the year ended June 30, 2012 the Company recorded depreciation of $77,155 (2011-$73,299, 2010 – $66,367).

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the year ended June 30, 2012:

	United States	Mexico	Total
Interest income	$32,869	$9,791	$42,660
Other income	73,130	-	73,130
Total income	$105,999	$9,791	$115,790

Expenses:
Exploration	4,479,783	8,947,593	13,427,376
Professional fees	1,166,881	-	1,166,881
Directors compensation	1,357,051	-	1,357,051
Travel and lodging	224,705	-	224,705
Corporate communications	440,382	-	440,382
Consulting fees	475,087	-	475,087
Office and administration	383,691	68,082	451,773
Interest and service charges	7,480	3,168	10,648
Insurance	323,777	-	323,777
Amortization	41,027	36,128	77,155
Accretion	153,704	-	153,704
Write-down of mineral properties	-	100,000	100,000
Total Expenses	9,053,568	9,154,971	18,208,539
Net loss before other items	$8,947,569	$9,145,180	$18,092,749

Other items
Change in fair value of warrant liability	(6,167,873)	-	(6,167,873)
Loss on sale of marketable securities	166,732	-	166,732
Net Loss	$2,946,428	$9,145,180	$12,091,608

Other comprehensive loss
Foreign currency translation adjustment	113,460	-	113,460
Unrealized loss on available for sale securities	(30,945)		(30,945)
Total Comprehensive Loss for the Period	$3,028,943	$9,145,180	$12,174,123

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the year ended June 30, 2011:

	United States	Mexico / Latin America	Total
Interest income	$81,265	$37,605	$118,870
Other income	178,230	2,603	180,833
Total income	$259,495	$40,208	$299,703

Expenses:
Exploration	4,516,969	3,467,805	7,984,774
Professional fees	1,280,869	-	1,280,869
Directors compensation	813,154	-	813,154
Travel and lodging	212,999	-	212,999
Corporate communications	260,309	-	260,309
Consulting fees	464,790	-	464,790
Office and administration	297,702	36,087	333,789
Interest and service charges	9,586	3,057	12,643
Insurance	317,457	-	317,457
Amortization	20,161	53,138	73,299
Accretion	119,884	-	119,884
Acquisition Expenses	262,764	-	262,764
Write off of mineral property	-	10,000	10,000
Income and other taxes	13,015	-	13,015
Total Expenses	8,589,659	3,570,087	12,159,746
Net loss before other items	$8,330,164	$3,529,879	$11,860,043

Other item
Change in fair value of equity conversion right	169,081	-	169,081
Change in fair value of warrant liability	16,421,412	-	16,421,412
Net Loss	$24,920,657	$3,529,879	$28,450,536

Other comprehensive loss
Foreign currency translation adjustment	(492,405)	-	(492,405)
Unrealized loss on available for sale securities	30,945	-	30,945
Total Comprehensive Loss for the Period	$24,459,197	$3,529,879	$27,989,076

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
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

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Assets by geographical segment:

	United States	Mexico	Total
June 30, 2012
Mineral properties	$28,337,596	$22,142,263	$50,479,859
Property and equipment	99,686	359,251	458,937

June 30, 2011
Mineral properties	27,373,596	22,142,263	49,515,859
Property and equipment	$131,683	$356,057	$487,740

11.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the current and non-current prepaid insurance balance at June 30, 2012 is $613,037.

As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  For the year ended June 30, 2012, the Company and the Bureau of Land Management of Nevada reviewed the previous reclamation cost estimates for the exploration activities of the Company and determined an increase in those estimates was required.  As a result, the Company provided additional bonding to the Bureau of Land Management and increased the balance of the commutation account by $82,678.   The balance of the commutation account at June 30, 2012 is $2,754,316.

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

Changes to the Company’s asset retirement obligations are as follows:

	June 30, 2012	June 30, 2011
Balance at beginning of period	$1,143,892	$-
Asset retirement obligations acquired		1,121,150
Accretion expense	153,704	119,884
Payments	(99,417)	(97,142)
Balance at end of period	$1,198,179	$1,143,892

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

12.	Income Taxes:

At June 30, 2012, the Company has unused tax loss carry forwards in the United States of $31,619,622 (2011 - $22,595,854, 2010 - $17,769,298) expiring between the years 2019 and 2032 which are available to reduce taxable income and unused capital loss carry forwards of $2,156,659 (2011 - $nil, 2010 - $nil) expiring in year 2015 which are available to reduce taxable capital gains. As at June 30, 2012 the Company has unused tax loss carry forwards in Canada of $6,369,054 (2011 - $6,643,964, 2010 - $nil) expiring between 2013 and 2032 which are available to reduce taxable income.  As at June 30, 2012 the Company has unused tax loss carry forwards in Mexico and Peru of $30,829,351 (2011 - $29,837,310, 2010 - $24,633,228) which are available to reduce taxable income. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2012 are as follows:

	2012	2011	2010
United States
Loss carry forwards	10,750,672	6,778,756	5,330,789
Capital loss carry forwards	733,264	-	-
Other	407,381	343,168	(154,964)
Mineral properties	1,248,312	1,299,948	-
Property, plant and equipment	(16,554)	(25,207)	27
Canada
Loss carry forwards	1,592,263	1,660,991	-
Other	2,825	7,469	-
Property, plant and equipment	56,837	63,961	-
Mexico
Loss carry forwards	8,632,218	7,053,872	5,774,229
Property, plant and equipment	97,768	76,997	56,134
Peru
Loss carry forwards	-	1,393,473	1,203,263

Valuation allowance	(23,504,986)	(18,653,428)	(12,209,478)

Net deferred tax asset	-	-	-

The income tax expense differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2012	2011	2010

Loss before income taxes	(12,091,608)	(28,450,536)	(5,351,958)
Statutory tax rate	34%	30%	30%
Expected recovery at statutory tax rate	(4,111,147)	(8,535,161)	(1,605,587)
Adjustments to benefits resulting from:

Impact of lower tax rate in subsidiaries	524,715	112,345	106,980
Permanent differences	(1,119,555)	-	-
Terminal loss on disposal of asset	(145,571)	5,738,239	(1,509,157)
Valuation allowance	4,851,558	2,684,577	3,007,764

Provision for income taxes	-	-	-

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated financial statements (Audited)
For the Year Ended June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

The potential tax benefits of net operating and capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating or capital losses carried forward in future years.

Accounting for uncertainty for Income Tax

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

As at June 30, 2012 and 2011, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2008 through 2011. Loss carryforwards generated or utilized in years earlier than 2008 are also subject to examination and adjustment. The Company has no income tax examinations in process.

13.	Subsequent Events:

In July 2012, the Company exercised two options to acquire 11 mining concessions located in Mexico and related to its San Miguel project.  In consideration for the mining concessions, the Company has made cash payments totaling $1,693,000.   Included in the payment is a value added tax amount of $234,200 from the Mexican Government.

The accompanying notes are an integral part of the consolidated financial statements