Form 10-Q
period 2012-09-30
PARAMOUNT GOLD & SILVER CORP.
filed 2012-11-07
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 147,546,184 shares of Common Stock, $.001 par value as of November 2, 2012.

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 contains “forward-looking statements”. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

(Unaudited)

Period ended September 30, 2012 and 2011

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at September 30, 2012 and June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

	As at September 30,	As at June 30,
	2012 (Unaudited)	2012 (Audited)
Assets

Current Assets
Cash and cash equivalents	$9,978,595	$12,500,708
Short-term investments	3,006,247	7,500,000
Amounts receivable	1,963,629	1,458,365
Prepaid and deposits	622,207	354,667
Prepaid insurance, current portion (Note 10)	245,215	245,215
Total Current Assets	15,815,893	22,058,955
Non-Current Assets
Mineral properties (Note 7)	51,939,859	50,479,859
Property and equipment (Note 8)	454,215	458,937
Prepaid insurance, non current portion (Note 10)	306,518	367,822
Reclamation bond (Note 10)	2,784,484	2,754,316
Total Non-Current Assets	55,485,076	54,060,934

Total Assets	$71,300,969	$76,119,889

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$485,580	$1,364,419
Warrant liability (Note 3)	12,278,907	10,746,787
Total Current Liabilities	12,764,487	12,111,206

Non-Current Liabilities
Reclamation and environmental obligation (Note 10)	1,240,115	1,198,179
Total Liabilities	$14,004,602	13,309,385

Stockholders' Equity
Capital Stock, par value $0.001 per share; authorized 200,000,000 shares, 147,546,184 issued and outstanding at September 30, 2012 and 147,412,603 shares issued and outstanding at June 30, 2012	147,547	147,413
Additional paid in capital	151,834,366	151,564,888
Contributed surplus	12,940,601	12,892,174
Deficit accumulated during the exploration stage	(107,588,704)	(101,729,241)
Accumulated other comprehensive income (loss)	(37,443)	(64,730)
Total Stockholders' Equity	57,296,367	62,810,504

Total Liabilities and Stockholders' Equity	$71,300,969	$76,119,889

Subsequent Events (Note 11)

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations and Comprehensive Loss
For the Three Month Period Ended September 30, 2012 and 2011
(Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2012	For the Period Ended September 30, 2011	Cumulative Since Inception to September 30, 2012
Revenue
Interest income	$15,778	$20,642	$1,195,270
Other income	7,500	25,000	261,463
Total Revenue	$23,278	$45,642	$1,456,733

Expenses:
Incorporation costs	-	-	1,773
Exploration	3,494,470	3,978,339	48,703,883
Professional fees	193,109	308,366	8,865,913
Directors compensation	143,630	68,489	2,455,059
Travel & lodging	52,795	45,331	1,539,747
Corporate communications	60,614	38,037	3,878,403
Consulting fees	129,593	80,100	14,874,290
Office & administration	123,802	86,285	3,265,197
Interest & service charges	3,604	2,776	123,737
Loss on disposal of fixed assets	-	-	44,669
Insurance	90,616	76,417	1,007,722
Depreciation	16,452	21,440	463,185
Accretion	41,936	38,426	315,524
Miscellaneous	-	-	203,097
Financing & listing fees	-	-	(22,024)
Acquisition expenses	-	-	1,505,334
Income and other taxes	-	-	64,747
Write down of mineral property	-	-	1,856,049
Total Expenses	4,350,621	4,744,006	89,146,305
Net Loss before other items	$4,327,343	$4,698,364	$87,689,572

Other items
Change in fair value of equity conversion right	-	-	990,236
Change in fair value of warrant liability	1,532,120	(5,572,387)	18,742,164
Loss on sale of marketable securities	-	4,129	166,732
Net Loss(Gain)	$5,859,463	$(869,894)	$107,588,704

Other comprehensive loss(gain)
Foreign currency translation adjustment	(27,287)	61,126	37,443
Unrealized loss on available-for-sale-securities	-	96,372	-
Total Comprehensive Loss(Gain) for the Period	$5,832,176	$(712,396)	$107,626,147

Loss (Gain) per Common share
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	147,482,297	136,442,854
Diluted	147,482,297	142,005,445

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
For the Three Month Period Ended September 30, 2012 and 2011
 (Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2012	For the Period Ended September 30, 2011	Cumulative Since Inception to September 30, 2012

Net Gain (Loss)	$(5,859,463)	$869,894	$(107,588,704)
Adjustment for:
Depreciation	16,452	21,440	463,185
Loss on disposal of assets	-	-	44,669
Stock based compensation	266,039	45,690	19,843,162
Accrued interest	-	-	(58,875)
Write-down of mineral properties	-	-	1,856,049
Accretion expense	41,936	38,426	315,524
Change in reclamation	(30,168)	(1,879)	28,112
Insurance expense	61,304	61,302	488,752
Other non cash transactions	-	4,129	204,575
Change in fair value of equity conversion right	-	-	990,236
Change in fair value of warrant liability	1,532,120	(5,572,387)	18,742,164
(Increase) Decrease in accounts receivable	(505,264)	437,242	(1,880,203)
(Increase) Decrease in prepaid expenses	(267,540)	(339,778)	(622,207)
Increase (Decrease) in accounts payable	(878,839)	169,360	(1,398,203)
Cash used in operating activities	$(5,623,423)	$(4,266,561)	$(68,571,764)

Sale (purchase) of marketable securities	-	13,868	144,690
Increase of reclamation bond	-	-	(82,678)
Sale (purchase) of GIC receivable	4,493,753	-	(2,947,372)
Notes receivable issued	-	-	21,365
Purchase of equity conversion right	-	-	(1,337,700)
Purchase of mineral properties	(1,460,000)	-	(8,669,870)
Cash acquired on acquisition of X-Cal	-	-	843,101
Purchase of equipment	(11,730)	(11,273)	(961,944)
Cash provided by (used in) investing activities	$3,022,023	$2,595	$(12,990,408)

Demand notes payable issued	-	-	105,580
Issuance of capital Stock	52,000	131,501	91,517,579
Cash provided by financing activities	$52,000	$131,501	$91,623,159

Effect of exchange rate changes on cash	27,287	(61,126)	(82,391)

Change in cash during period	(2,522,113)	(4,193,591)	9,978,595

Cash at beginning of period	12,500,708	14,689,241	-
Cash at end of period	$9,978,595	$10,495,650	$9,978,595

Supplemental Cash Flow Disclosure
Cash	$3,724,759	$2,102,394
Cash Equivalents	$6,253,836	$8,393,256

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Shareholders’ Equity
From Inception to the Three Month Period Ended September 30, 2012
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

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Shareholders’ Equity
From Inception to the Three Month Period Ended September 30, 2012
 (Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Capital issued for financing	10,417,776	10,418	20,335,755	—	—	—	20,346,173
Capital issued from stock options and warrants exercised	345,315	346	600,873	—	(313,792)	—	287,427
Capital issued for mineral properties	400,000	400	963,600	—	—	—	964,000
Stock based compensation	—	—	—	—	1,918,724	—	1,918,724
Foreign currency translation	—	—	—	—	—	(113,460)	(113,460)
Unrealized loss on available for sale securities	—	—	—	—	—	30,945	30,945
Net Income (loss)	—	—	—	(12,091,608)	—	—	(12,091,608)
Balance at June 30, 2012	147,412,603	$147,413	$151,564,888	$(101,729,241)	$12,892,174	$(64,730)	$62,810,504
Capital issued from stock options and warrants exercised	133,581	134	269,478	—	(217,612)	—	52,000
Stock based compensation	—	—	—	—	266,039	—	266,039
Foreign currency translation	—	—	—	—	—	27,287	27,287
Net Income (loss)	—	—	—	(5,859,463)	—	—	(5,859,463)
Balance at September 30, 2012	147,546,184	$147,547	$151,834,366	$(107,588,704)	$12,940,601	$(37,443)	$57,296,367

The accompanying notes are an integral part of the consolidated financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2012
 (Expressed in United States dollars, unless otherwise stated)

1.	Principal Accounting Policies:

Paramount Gold and Silver Corp. (the “Company”), incorporated under the General Corporation Law of the State of Delaware, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, Minera Gama SA de CV, and X-Cal Resources Ltd.   The Company is an exploration stage mining company operating in in both the United States and Mexico, and has not yet determined whether its properties contain reserves that are economically recoverable.

Basis of Presentation and Preparation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included.  The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Paramount Gold and Silver Corp. for the year ended June 30, 2012.

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
For the Three Month Period Ended September 30, 2012
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

For the period ended September 30, 2012 the shares of common stock equivalents related to outstanding stock option and stock purchase warrants have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for the period.

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

Foreign Currency

The parent company’s functional currency is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries are the U.S. Dollar and the Canadian Dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date.   Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss. The aggregate foreign transaction gain for the three month period ended September 30, 2012 is $251,546.

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2012
 (Expressed in United States dollars, unless otherwise stated)

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2012
 (Expressed in United States dollars, unless otherwise stated)

2.	Recent Accounting Pronouncements Adopted (Continued):

iv)	ASU 2011-08

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2012
 (Expressed in United States dollars, unless otherwise stated)

3.	Fair Value Measurements (Continued):

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value at September 30, 2012			June 30, 2012
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,978,595	9,978,595	-	-	12,500,708
Short-term investments	3,006,247	3,006,247	-	-	7,500,000

Liabilities
Warrant liability	$12,278,907	-	-	12,278,907	10,746,787

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

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

September 30, 2012
Risk free interest rate	0.26%
Expected life of warrants and options	Less than 6 months
Expected stock price volatility	53%
Expected dividend yield	0%

The changes in fair value of the warrants during the period ended September 30, 2012 were as follows:

Balance at July 1, 2012	$10,746,787
Issuance of warrants and options	-
Change in fair value recorded in earnings	1,532,120
Transferred to equity upon exercise	-
Balance at September 30, 2012	$12,278,907

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2012
 (Expressed in United States dollars, unless otherwise stated)

4.	Non-Cash Transactions:

During the period ended September 30, 2012 and 2011, the Company entered into certain non-cash activities as follows:

	2012	2011
Operating and Financing Activities
From issuance of shares for cashless exercise of options	$34,828	$-
From issuance of shares for mineral properties	$-	$964,000

5.	Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 per share.  At September 30, 2012 there were 147,546,184 shares issued and outstanding and 147,412,603 shares issued and outstanding at June 30, 2012.

During the three month period ended September 30, 2012 and 2011, the Company issued the following shares:

	Common Shares
	2012	2011
Acquisition of mineral properties	-	400,000
For exercise of warrants and options	133,581	137,500
	133,581	537,500

For the period ended September 30, 2012, the Company issued 133,581 shares for the exercise of options and received cash in the amount of $52,000.  The exercise price of these options was $0.65.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2012
 (Expressed in United States dollars, unless otherwise stated)

5.	Capital Stock (Continued):

b) Warrants:

The following share purchase warrants were outstanding at September 30, 2012:

	Exercise price in CAD	Exercise price in USD at September 30, 2012	Number of warrants	Remaining contractual life (years)
Warrants *	$1.05	$1.07	7,700,000	0.47
Outstanding and exercisable at June 30, 2012			7,700,000
* Strike price of warrant contract in Canadian dollars.  At September 30, 2012 $1.00 CAD = $1.016 USD.

	September 30, 2012	September 30, 2011
Risk free interest rate	0.26%	0.11%
Expected life of warrants	.32 year	1 year
Expected stock price volatility	53%	75%
Expected dividend yield	0%	0%

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

	September 30, 2012	September 30, 2011*
WA Risk free interest rate	0.18%	N/A
WA Expected dividend yield	0%	N/A
WA Expected stock price volatility	69%	N/A
WA Expected life of options	2 years	N/A
*The Company did not issue any stock options for the three month period ended September 30, 2011.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2012
 (Expressed in United States dollars, unless otherwise stated)

5.	Capital Stock (Continued):

Changes in the Company’s stock options for the period ended September 30, 2012 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2012	3,129,120	$2.16	2.41	$1,166,543
Issued	20,000	2.48
Cancelled / Expired	-	-
Exercised	(155,000)	0.65		$217,612
Outstanding at September 30, 2012	2,994,120	$2.24	2.27	$1,344,814
Exercisable at September 30, 2012	2,289,121	$2.10	1.84	$1,344,814

At September 30, 2012, there were 2,994,120 options outstanding. Options outstanding above that have not been vested at period end are 704,999 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.   As of September 30, 2012, there was $232,204 (2011 - $339,542) of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 2.6 years.

A summary of the non-vested options as of September 30, 2012 and 2011 and changes during the period ended September 30, 2012 and 2011 is as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at June 30, 2012	704,999	$1.84
Issued	20,000	0.93
Vested	(20,000)	0.93
Forfeited	-	-
Non-vested at September 30, 2012	704,999	$1.84

For the three period ended September 30, 2012, the Company recognized a stock based compensation expense in the amount of $266,039 (2011 - $45,690) .

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2012
 (Expressed in United States dollars, unless otherwise stated)

6.	Related Party Transactions:

During the period ended September 30, 2012, directors received cash payments in the amount of $45,000 (2011 -$52,500) for their services as directors or members of committees of the Company’s Board.   During the period ended September 30, 2012, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $98,630 (2011 -$15,989)

During the period ended September 30, 2012 the Company made payments of $23,224 (2011 - $24,055) pursuant to a premises lease agreement to a corporation in which an officer is a shareholder.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

7.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2012	June 30, 2012
Iris Royalty	50,000	50,000
San Miguel Project	23,452,263	21,992,263
Sleeper	25,891,490	25,891,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
Reese River	64,061	64,061
	$51,939,859	$50,479,859

For the period ended September 30, 2012, the Company exercised two options to acquire 11 mining concessions located in Mexico and related to its San Miguel project.  In consideration for the mining concessions, the Company has made cash payments totaling $1,693,000.   Included in the payment is a value added tax amount of $233,000 from the Mexican Government.

8.	Property and Equipment:

			Net Book Value
	Cost	Accumulated Amortization	September 30, 2012	June 30,2012

Property and Equipment	$868,014	$413,799	$454,215	$458,937

During the period ended September 30, 2012, net additions to property, and equipment were $11,730 (2011- $11,273). During the period ended September 30, 2012 the Company recorded depreciation of $16,452 (2011-$21,440).

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2012
 (Expressed in United States dollars, unless otherwise stated)

9.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the period ended September 30, 2012:

	United States	Mexico	Total
Interest income	$15,744	$34	$15,778
Other income	7,500	-	7,500
Total income	$23,244	$34	$23,278

Expenses:
Exploration	1,653,597	1,840,873	3,494,470
Professional fees	193,109	-	193,109
Directors compensation	143,630	-	143,630
Travel and lodging	52,795	-	52,795
Corporate communications	60,614	-	60,614
Consulting fees	129,593	-	129,593
Office and administration	86,260	37,542	123,802
Interest and service charges	2,581	1,023	3,604
Insurance	90,616	-	90,616
Amortization	8,556	7,896	16,452
Accretion	41,936	-	41,936
Total Expenses	2,463,287	1,887,334	4,350,621
Net loss before other items	$2,440,043	$1,887,300	$4,327,343

Other items
Change in fair value of warrant liability	1,532,120	-	1,532,120
Loss on sale of marketable securities	-	-	-
Net Loss	$3,972,163	$1,887,300	$5,859,463

Other comprehensive loss(gain)
Foreign currency translation adjustment	(27,287)	-	(27,287)
Total Comprehensive Loss for the Period	$3,944,876	$1,887,300	$5,832,176

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2012
 (Expressed in United States dollars, unless otherwise stated)

9.	Segmented Information (Continued):

Loss for the period by geographical segment for the year ended September 30, 2011:

	United States	Mexico	Total
Interest income	$17,768	$2,874	$20,642
Other income	25,000	-	25,000
Total income	$42,768	$2,874	$45,642

Expenses:
Exploration	1,913,971	2,064,368	3,978,339
Professional fees	308,366	-	308,366
Directors compensation	68,489	-	68,489
Travel and lodging	45,331	-	45,331
Corporate communications	38,037	-	38,037
Consulting fees	80,100	-	80,100
Office and administration	84,780	1,505	86,285
Interest and service charges	1,924	852	2,776
Insurance	76,417	-	76,417
Amortization	11,655	9,785	21,440
Accretion	38,426	-	38,426
Total Expenses	2,667,496	2,076,510	4,744,006
Net loss before other items	$2,624,728	$2,073,636	$4,698,364

Other item
Change in fair value of warrant liability	(5,572,387)	-	(5,572,387)
Loss on sale of Marketable Securities	4,129	-	4,129
Net Loss(Gain)	$(2,943,530)	$2,073,636	$(869,894)

Other comprehensive loss
Foreign Currency Translation Adjustment	61,126	-	61,126
Unrealized loss on available for sale securities	96,372	-	96,372
Total Comprehensive Loss(Gain) for the Period	$(2,786,032)	$2,073,636	$(712,396)

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2012
 (Expressed in United States dollars, unless otherwise stated)

9.	Segmented Information (Continued):

Assets by geographical segment:

	United States	Mexico	Total
September 30, 2012
Mineral properties	$28,337,596	$23,602,263	$51,939,859
Property and equipment	91,130	363,085	454,215

June 30, 2012
Mineral properties	28,337,596	$22,142,263	50,479,859
Property and equipment	$99,686	359,251	$458,937

10.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the current and non-current prepaid insurance balance at September 30, 2012 is $551,733.

As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  For the period ended September 30, 2012, The Bureau of Land Management of Nevada issued an exploration permit to the Company and as a result, the Company was required to post a bond to cover any future reclamation costs for the exploration activities performed by the Company associated with the permit in the amount of $30,168.  The bond amount was added to commutation account and at September 30, 2012 the balance of the account was $2,784,484.

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

Changes to the Company’s asset retirement obligations are as follows:

	September 30, 2012	June 30, 2012
Balance at beginning of period	$1,198,179	$1,143,892
Accretion expense	41,936	153,704
Payments	-	(99,417)
Balance at end of period	$1,240,115	$1,198,179

11.	Subsequent Events:

On November 5, 2012, the Company sold its Reese River mineral claims to Valor Gold Corp. for $21,000 in cash and 6 million restricted shares of Valor Gold Corp. with a market value of $7,630,000.  (See Note 7 for capitalized cost)

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report) and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our June 30, 2012 annual report filed on Form 10-K with the Securities and Exchange Commission on September 11, 2012.

We are an exploratory stage mining company that currently has mining concessions in Mexico and mining claims in Nevada, USA.  We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold project in Nevada but are currently exploring both projects.  The following discussion updates our planned operations for this fiscal year.  It also analyzes our financial condition and summarizes the results of operations for the three month period ended September 30, 2012 and compares those results to the three month period ended September 30, 2011.

Plan of Operation:

Exploration

Our total company exploration budget for the current fiscal year has been set to $14.0 million.  We plan to allocate $6.2 million to our Sleeper Gold Project in Nevada and $7.8 million to our San Miguel Project in Mexico.

Our work at both the San Miguel Project and Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Nevada

Our plan for the next twelve months in Nevada is to primarily focus on our Sleeper Gold Project. Our budget for this period is approximately $6.2 million. We will assess the results and recommendations of the Preliminary Economic Assessment prepared by SEWC and determine the next steps for the Sleeper Gold Project. We will continue drilling to follow up on open zones with gold anomalies or hidden geophysical targets. Additionally, a drill program is planned to test several targets within the recently staked Mimi claim block south of the original Sleeper Gold Mine claim block.

Mexico

At our San Miguel Project we continue to conduct exploration drilling by testing new areas or expanding resources on known zones such La Bavisa, Don Ese Sur and el Ojito, which are part of the Temoris group of concessions. Additionally, we plan to conduct geological reconnaissance to identify new targets areas and drill them on geological merit. The Company expects to complete a Preliminary Economic Assessment on San Miguel project by calendar year end 2012. This will be based on our updated material estimate prepared by Mine Development Associates, and metallurgical testing by McClelland Laboratories, both of Reno, Nevada USA. Our budget for the program is approximately $7.8 million.

During the three-month period ended September 30, 2012, the Company exercised two options to acquire 11 mining concessions located in Mexico and related to its San Miguel project.  In consideration for the mining concessions, the Company made cash payments totaling $1,693,000.  Included in the payment is a refundable value added tax amount of $233,000 from the Mexican Government which the Company has recorded as an amounts receivable on its Balance Sheet at September 30, 2012.

Index

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents and short-term investments balances of $12,984,842 compared to $20,000,708 as at June 30, 2012.  The decrease of $7,015,866 was the result of the funding of our exploration programs and corporate overhead and to make option payments for previously purchased mineral concessions.

At September 30, 2012, we had a net working capital, excluding the non-cash warrant liability, of $15,330,313. We anticipate our cash expenditures to fund exploration programs and general corporate expenses to be approximately $1.25 million per month for three month period ending December 31, 2012.  Anticipated cash outlays will be funded by our available cash reserves and future issuances of shares of our common stock.

During the three month period ended September 30, 2012, the company received $52,000 pursuant to the exercise of stock options.

At September 30, 2012, the Company had 7,700,000 “in-the-money” purchase warrants outstanding.  All the warrants are held by the Company’s largest shareholder FCMI Financial Corporation.  If all the issued outstanding warrants are exercised, the Company’s cash balances will increase by approximately $8.2 million.  These warrants expire March 2013.

At September 30, 2012, the amounts receivable amount of $1,963,629 primarily consisted of value added tax due from the Mexican government.

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

Comparison of Operating Results for the three month period ended September 30, 2012 to the three month period ended September 30, 2011.

Net Loss

Our net loss before other items for the three month period ended September 30, 2012 was $4,327,343 compared to a loss of $4,698,364 in the comparable period in the prior year.  The decrease in net loss of $371,021 or 8% mainly reflects lower exploration expenditures at both the Sleeper Gold Project and the San Miguel Project.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our exploration expenses for the three month period ended September 30, 2012 compared to the comparable prior period decreased by 12% or by $483,869.  The decrease is mainly driven by the reduced number of holes and total cumulative length of feet drilled by the Company in both Nevada and Mexico from the prior year comparable period.

Index

The following table summarizes our drilling activities at both projects for the three month period ended September 30, 2012 and 2011:

	Three month period ended September 30, 2012		Three month period ended September 30, 2011
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	17	19,414	22	24,898
Sleeper Gold Project, USA	14	16,357	12	10,802
Total	31	35,771	34	35,700

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $507,118 for the three month period ended September 30, 2012.  This is a 1% decrease over the comparable three month period in the 2012.

During the three month period ended September 30, 2012, the Company’s warrant liability increased by $1,532,120.  The increase was recorded as a gain on the Consolidated Statement of Operations.  The increase in warrant liability is primarily due to an increase in the Company’s share price from $2.40 at June 30, 2012 to $2.66 at September 30, 2012.

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

Index

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

The Company’s market risk profile has not changed significantly from its year ended June 30, 2012.

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

Index

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None

Index

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2012.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10-SB filed November 2, 2005

3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8-K filed August 28, 2007

3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8-K filed February 26, 2009

3.3	Restated Bylaws, effective April 18, 2005

4.1	Registration Rights Agreement, dated March 30, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2007

4.2	Form of Investor Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2007

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

Date: November 7, 2012	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: November 7, 2012		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer