Form 10-Q
period 2012-12-31
PARAMOUNT GOLD & SILVER CORP.
filed 2013-02-06
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 147,588,684 shares of Common Stock, $.001 par value as of February 1, 2013.

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 contains “forward-looking statements”. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Condensed Consolidated Interim Financial Statements

(Unaudited)

Period ended December 31, 2012 and 2011

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Balance Sheets
As at December 31, 2012 and June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

	As at December 31,	As at June 30,
	2012 (Unaudited)	2012 (Audited)
Assets

Current Assets
Cash and cash equivalents	$9,795,796	$12,500,708
Short-term investments	-	7,500,000
Amounts receivable	1,224,712	1,458,365
Prepaid and deposits	483,306	354,667
Investments- available-for-sale securities (Note 3)	4,500,000	-
Prepaid insurance, current portion (Note 11)	245,215	245,215
Total Current Assets	16,249,029	22,058,955
Non-Current Assets
Mineral properties (Note 8)	51,875,798	50,479,859
Property and equipment (Note 9)	451,550	458,937
Prepaid insurance, non current portion (Note 11)	245,214	367,822
Reclamation bond (Note 11)	2,741,620	2,754,316
Total Non-Current Assets	55,314,182	54,060,934

Total Assets	$71,563,211	$76,119,889

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$537,308	$1,364,419
Warrant liability (Note 4)	9,743,611	10,746,787
Total Current Liabilities	10,280,919	12,111,206

Non-Current Liabilities
Reclamation and environmental obligation (Note 11)	1,238,445	1,198,179
Total Liabilities	$11,519,364	13,309,385

Stockholders' Equity
Capital Stock, par value $0.001 per share; authorized 200,000,000 shares, 147,546,184 issued and outstanding at December 31, 2012 and 147,412,603 shares issued and outstanding at June 30, 2012	147,547	147,413
Additional paid in capital	151,834,366	151,564,888
Contributed surplus	12,963,973	12,892,174
Deficit accumulated during the exploration stage	(101,909,539)	(101,729,241)
Accumulated other comprehensive income (loss)	(2,992,500)	(64,730)
Total Stockholders' Equity	60,043,847	62,810,504

Total Liabilities and Stockholders' Equity	$71,563,211	$76,119,889

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three and Six Month Period Ended December 31, 2012 and 2011
(Expressed in United States dollars, unless otherwise stated)

	For the Three Month Period Ended December 31, 2012	For the Six Month Period Ended December 31, 2012	For the Three Month Period Ended December 31, 2011	For the Six Month Period Ended December 31, 2011	Cumulative Since Inception to December 31, 2012
Revenue
Interest income	$16,867	$32,645	$(3,702)	$16,940	$1,212,137
Gain on sale of mineral property	7,361,233	7,361,233	-	-	7,361,233
Other income	54,030	61,530	48,130	73,130	315,493
Total Revenue	$7,432,130	$7,455,408	$44,428	$90,070	$8,888,863

Expenses:
Incorporation costs	-	-	-	-	1,773
Exploration	3,304,365	6,798,835	2,825,916	6,804,255	52,008,248
Professional fees	467,753	660,862	300,562	608,928	9,333,666
Directors compensation	60,972	204,602	155,280	223,769	2,516,031
Travel & lodging	52,250	105,044	63,521	108,853	1,591,996
Corporate communications	46,564	107,178	129,407	167,444	3,924,967
Consulting fees	62,151	191,744	176,530	256,630	14,936,441
Office & administration	145,143	268,944	124,113	210,397	3,410,339
Interest & service charges	2,870	6,477	1,660	4,435	126,610
Loss on disposal of fixed assets	-	-	-	-	44,669
Insurance	87,577	178,192	79,561	155,978	1,095,298
Depreciation	16,680	33,132	17,997	39,438	479,865
Accretion	41,936	83,872	38,426	76,852	357,460
Miscellaneous	-	-	-	-	203,097
Financing & listing fees	-	-	-	-	(22,024)
Acquisition expenses	-	-	-	-	1,505,334
Income and other taxes	-	-	-	-	64,747
Write down of mineral property	-	-	-	-	1,856,049
Total Expenses	4,288,261	8,638,882	3,912,973	8,656,979	93,434,566
Net Loss (Gain) before other items	$(3,143,869)	$1,183,474	$3,868,545	$8,566,909	$84,545,703

Other items
Change in fair value of equity conversion right	-	-	-	-	990,236
Change in fair value of warrant liability	(2,535,296)	(1,003,176)	(1,715,732)	(7,288,119)	16,206,868
Loss on sale of marketable securities	-	-	-	4,129	166,732
Net Loss (Gain)	$(5,679,165)	$180,298	$2,152,813	$1,282,919	$101,909,539

Other comprehensive loss (gain)
Foreign currency translation adjustment	15,057	(12,230)	-	61,126	52,500
Unrealized loss on available-for-sale-investments	2,940,000	2,940,000	42,679	139,051	2,940,000
Total Comprehensive Loss (Gain) for the Period	$(2,724,108)	$3,108,068	$2,195,492	$1,483,096	$104,902,039

Loss (Gain) per Common share
Basic	$(0.04)	$0.00	$0.02	$0.01
Diluted	$(0.04)	$0.00	$0.02	$0.01

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	147,546,184	147,514,241	136,815,273	136,643,194
Diluted	152,095,775	152,133,554	136,815,273	136,643,194

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Cash Flows
For the Six Month Period Ended December 31, 2012 and 2011
(Expressed in United States dollars, unless otherwise stated)

	For the Six Month Period Ended December 31, 2012	For the Six Month Period Ended December 31, 2011	Cumulative Since Inception to December 31, 2012

Net Gain (Loss)	$(180,298)	$(1,282,919)	$(101,909,539)
Adjustment for:
Depreciation	33,132	39,438	479,865
Loss on disposal of assets	-	-	44,669
Stock based compensation	289,411	386,755	19,866,534
Accrued interest	-	-	(58,875)
Write-down of mineral properties	-	-	1,856,049
Accretion expense	83,872	76,852	357,460
Change in reclamation	(1,492)	(3,795)	56,788
Insurance expense	122,608	122,607	550,056
Other non cash transactions	(7,361,233)	4,128	(7,156,658)
Change in fair value of equity conversion right	-	-	990,236
Change in fair value of warrant liability	(1,003,176)	(7,288,119)	16,206,868
(Increase) Decrease in accounts receivable	233,653	347,844	(1,141,286)
(Increase) Decrease in prepaid expenses	(128,639)	(320,602)	(483,306)
Increase (Decrease) in accounts payable	(827,111)	431,196	(1,346,475)
Cash used in operating activities	$(8,739,273)	$(7,486,615)	$(71,687,614)

Sale (purchase) of marketable securities	-	13,868	144,690
Increase of reclamation bond	(29,418)	-	(112,096)
Sale (purchase) of GIC receivable	7,500,000	-	58,875
Notes receivable issued	-	-	21,365
Purchase of equity conversion right	-	-	(1,337,700)
Purchase of mineral properties	(1,460,000)	(100,000)	(8,669,870)
Sale of mineral properties	(14,706)	-	(14,706)
Cash acquired on acquisition of X-Cal	-	-	843,101
Purchase of equipment	(25,745)	(17,308)	(975,959)
Cash provided by (used in) investing activities	$5,970,131	$(103,440)	$(10,042,300)

Demand notes payable issued	-	-	105,580
Issuance of capital Stock	52,000	196,501	91,517,579
Cash provided by financing activities	$52,000	$196,501	$91,623,159

Effect of exchange rate changes on cash	12,230	(61,126)	(97,448)

Change in cash during period	(2,704,912)	(7,454,680)	9,795,796

Cash at beginning of period	12,500,708	14,689,241	-
Cash at end of period	$9,795,796	$7,234,561	$9,795,796

Supplemental Cash Flow Disclosure
Cash	$1,696,862	$2,353,438
Cash Equivalents	$8,098,934	$4,881,123

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Shareholders’ Equity
From Inception to the Six Month Period Ended December 31, 2012
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

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Shareholders’ Equity
From Inception to the Six Month Period Ended December 31, 2012
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Capital issued for financing	10,417,776	10,418	20,335,755	—	—	—	20,346,173
Capital issued from stock options and warrants exercised	345,315	346	600,873	—	(313,792)	—	287,427
Capital issued for mineral properties	400,000	400	963,600	—	—	—	964,000
Stock based compensation	—	—	—	—	1,918,724	—	1,918,724
Foreign currency translation	—	—	—	—	—	(113,460)	(113,460)
Unrealized loss on available for sale securities	—	—	—	—	—	30,945	30,945
Net Income (loss)	—	—	—	(12,091,608)	—	—	(12,091,608)
Balance at June 30, 2012	147,412,603	$147,413	$151,564,888	$(101,729,241)	$12,892,174	$(64,730)	$62,810,504
Capital issued from stock options and warrants exercised	133,581	134	269,478	—	(217,612)	—	52,000
Stock based compensation	—	—	—	—	266,039	—	266,039
Foreign currency translation	—	—	—	—	—	27,287	27,287
Net Income (loss)	—	—	—	(5,859,463)	—	—	(5,859,463)
Balance at September 30, 2012	147,546,184	$147,547	$151,834,366	$(107,588,704)	$12,940,601	$(37,443)	$57,296,367
Stock based compensation	—	—	—	—	23,372	—	23,372
Foreign currency translation	—	—	—	—	—	(15,057)	(15,057)
Unrealized loss on available for sale investments	—	—	—	—	—	(2,940,000)	(2,940,000)
Net Income (loss)	—	—	—	5,679,165	—	—	5,679,165
Balance at December 31, 2012	147,546,184	$147,547	$151,834,366	$(101,909,539)	$12,963,973	$(2,992,500)	$60,043,847

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2012
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

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included.  The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2012
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

Foreign Currency

The parent company’s functional currency is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries are the U.S. Dollar and the Canadian Dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date.   Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss. The aggregate foreign transaction gain for the six month period ended December 31, 2012 is $211,082.

The financial statements of the subsidiaries are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2012
(Expressed in United States dollars, unless otherwise stated)

2.	Recent Accounting Pronouncements Adopted:

i)	ASU 2011-04

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. Adoption of the new provisions did not have a material impact on our financial condition or results of operations.

ii)	ASU 2011-05

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this ASU affected financial statement presentation only.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2012
(Expressed in United States dollars, unless otherwise stated)

2.	Recent Accounting Pronouncements Adopted (Continued):

iii)	ASU 2011-08

In September 2011, FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011 but early adoption is permitted. Adoption of this ASU did not have a material financial statement impact.

3.	Marketable Securities and Investments:

The investments reflected in the table below include certain equity securities of entities involved in the exploration of precious metals.  The following table summarizes the Company’s available-for sale securities on hand as of December 31, 2012:

	Investments in available-securities-for-sale

	Cost	Gross Unrealized Losses	Gross Realized Gains	Fair Value
Equity Securities	$7,440,000	2,940,000	-	$4,500,000

During the six month period ended December 31, 2012, the Company recorded an unrealized loss on available-for-sale securities of $2,940,000.  This loss is recorded as other comprehensive loss on the consolidated statement of operations.

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2012
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

		Fair Value at December 31, 2012			June 30, 2012
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,795,796	9,795,796	-	-	12,500,708
Short-term investments	-	-	-	-	7,500,000
Investments- available for sale	4,500,000	4,500,000	-	-	-

Liabilities
Warrant liability	$9,743,611	-	-	9,743,611	10,746,787

The Company’s cash and cash equivalents, available for sale investments and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities. The available for sale investments that are valued based on quoted market prices in active markets are comprised of publicly traded common shares.

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

December 31, 2012
Risk free interest rate	0.26%
Expected life of warrants and options	Less than 3 months
Expected stock price volatility	44%
Expected dividend yield	0%

The changes in fair value of the warrants during the three month period ended December 31, 2012 were as follows:

Balance at September 30, 2012	$12,278,907
Issuance of warrants and options	-
Change in fair value recorded in earnings	(2,535,296)
Transferred to equity upon exercise	-
Balance at December 31, 2012	$9,743,611

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2012
(Expressed in United States dollars, unless otherwise stated)

5.	Non-Cash Transactions:

During the six month period ended December 31, 2012 and 2011, the Company entered into certain non-cash activities as follows:

	2012	2011
Operating and Financing Activities
From issuance of shares for cashless exercise of options	$34,828	$-
From issuance of shares for mineral properties	$-	$964,000

6.	Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 per share.  At December 31, 2012 there were 147,546,184 shares issued and outstanding and 147,412,603 shares issued and outstanding at June 30, 2012.

During the six month period ended December 31, 2012 and 2011, the Company issued the following shares:

	Common Shares
	2012	2011
Acquisition of mineral properties	-	400,000
For exercise of warrants and options	133,581	237,500
	133,581	637,500

For the six month period ended December 31, 2012, the Company issued 133,581 shares for the exercise of 155,000 options and received cash in the amount of $52,000.  The exercise price of these options was $0.65 of which 75,000 were exercised on a cashless basis.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2012
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

b) Warrants:

The following share purchase warrants were outstanding at December 31, 2012:

	Exercise price in CAD	Exercise price in USD at December 31, 2012	Number of warrants	Remaining contractual life (years)
Warrants *	$1.05	$1.06	7,700,000	0.20
Outstanding and exercisable at December 31, 2012			7,700,000
* Strike price of warrant contract in Canadian dollars.  At December 31, 2012 $1.00 CAD = $1.0191 USD.

	December 31, 2012	December 31, 2011
Risk free interest rate	0.26%	0.11%
Expected life of warrants	.20 year	Less than 1 year
Expected stock price volatility	44%	73.6%
Expected dividend yield	0%	0%

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

Stock Based Compensation

The Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used for the three month period ended December 31, 2012 and 2011:

	December 31, 2012*	December 31, 2011
WA Risk free interest rate	N/A	0.323%
WA Expected dividend yield	N/A	0%
WA Expected stock price volatility	N/A	82%
WA Expected life of options	N/A	1 to 4 years
*The Company did not issue any stock options for the three month period ended December 31, 2012.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2012
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

Changes in the Company’s stock options for the six-month period ended December 31, 2012 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2012	3,129,120	$2.16	2.41	$1,166,543
Issued	20,000	2.48
Cancelled / Expired	(112,500)	2.94
Exercised	(155,000)	0.65		$217,612
Outstanding at December 31, 2012	2,881,620	$2.21	2.08	$779,683
Exercisable at December 31, 2012	2,691,621	$2.21	1.84	$779,683

At December 31, 2012, there were 2,881,620 options outstanding. Options outstanding above that have not been vested at period end are 189,999 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.   As of December 31, 2012, there was $208,832 (2011 - $1,042,627) of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1.93 years.

A summary of the non-vested options as of June 30, 2012 and changes during the six month period ended December 31, 2012 is as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at June 30, 2012	704,999	$1.84
Issued	20,000	0.93
Vested	(535,000)	2.65
Forfeited	-	-
Non-vested at September 30, 2012	189,999	$1.84

For the three and six month period ended December 31, 2012, the Company recognized a stock based compensation expense in the amount of $ 23,372 and $289,412 (2011 - $341,064 and $386,755) .

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2012
(Expressed in United States dollars, unless otherwise stated)

7.	Related Party Transactions:

During the three month period ended December 31, 2012, directors received cash payments in the amount of $45,000 (2011 -$50,000) for their services as directors or members of committees of the Company’s Board.   During the three month period ended December 31, 2012, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $15,972 (2011 -$105,280)

During the three month period ended December 31, 2012 the Company made payments of $25,297 (2011 - $22,335) pursuant to a premises lease agreement to a corporation in which an officer is a shareholder.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

8.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2012	June 30, 2012
Iris Royalty	50,000	50,000
San Miguel Project	23,452,263	21,992,263
Sleeper	25,891,490	25,891,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
Reese River	-	64,061
	$51,875,798	$50,479,859

For the three month period ended September 30, 2012, the Company exercised two options to acquire 11 mining concessions located in Mexico and related to its San Miguel project.  In consideration for the mining concessions, the Company has made cash payments totaling $1,693,000.   Included in the payment is a value added tax amount of $233,000 from the Mexican Government.

For the three month period ended December 31, 2012, the Company sold its Reese River mineral claims with a recorded book value of $64,061 to Valor Gold Corp. for $21,000 in cash and 6 million restricted shares of Valor Gold Corp. with a market value of $7,440,000.  A gain on disposal of mineral property, net of transaction costs, of $7,361,233 has been recorded on the statement of operations.

9.	Property and Equipment:

			Net Book Value
	Cost	Accumulated Amortization	December 31, 2012	June 30,2012

Property and Equipment	$882,029	$430,479	$451,550	$458,937

During the six month period ended December 31, 2012, net additions to property, and equipment were $25,745 (2011- $17,307). During the six month period ended December 31, 2012 the Company recorded depreciation of $33,132 (2011-$39,438).

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2012
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss (Gain) for the period by geographical segment for the six month period ended December 31, 2012:

	United States	Mexico	Total
Interest income	$26,445	$6,200	$32,645
Gain on sale of mineral property	7,361,233	-	7,361,233
Other income	57,500	4,030	61,530
Total income	$7,445,178	$10,230	$7,455,408

Expenses:
Exploration	3,573,912	3,224,923	6,798,835
Professional fees	660,862	-	660,862
Directors compensation	204,602	-	204,602
Travel and lodging	105,044	-	105,044
Corporate communications	107,178	-	107,178
Consulting fees	191,744	-	191,744
Office and administration	202,726	66,218	268,944
Interest and service charges	4,844	1,633	6,477
Insurance	178,192	-	178,192
Amortization	17,674	15,458	33,132
Accretion	83,872	-	83,872
Total Expenses	5,330,650	3,308,232	8,638,882
Net loss (gain) before other items	$(2,114,528)	$3,298,002	$1,183,474

Other items
Change in fair value of warrant liability	(1,003,176)	-	(1,003,176)
Net Loss (Gain)	$(3,117,704)	$3,298,002	$180,298

Other comprehensive loss (gain)
Foreign currency translation adjustment	(12,230)	-	(12,230)
Unrealized loss on available for sale investments	2,940,000	-	2,940,000
Total Comprehensive Loss (Gain) for the Period	$(189,934)	$3,298,002	$3,108,068

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2012
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for six month period ended December 31, 2011:

	United States	Mexico	Total
Interest income	$13,017	$3,923	$16,940
Other income	73,130	-	73,130
Total income	$86,147	$3,923	$90,070

Expenses:
Exploration	2,774,323	4,029,932	6,804,255
Professional fees	608,928	-	608,928
Directors compensation	223,769	-	223,769
Travel and lodging	108,853	-	108,853
Corporate communications	167,444	-	167,444
Consulting fees	256,630	-	256,630
Office and administration	200,515	9,882	210,397
Interest and service charges	2,745	1,690	4,435
Insurance	155,978	-	155,978
Amortization	20,049	19,389	39,438
Accretion	76,852	-	76,852
Total Expenses	4,596,086	4,060,893	8,656,979
Net loss before other items	$4,509,939	$4,056,970	$8,566,909

Other items
Change in fair value of warrant liability	(7,288,119)	-	(7,288,119)
Loss on sale of Marketable Securities	4,129	-	4,129
Net Loss (Gain)	$(2,774,051)	$4,056,970	$1,282,919

Other comprehensive loss
Foreign Currency Translation Adjustment	61,126	-	61,126
Unrealized loss on available for sale securities	139,051	-	139,051
Total Comprehensive Loss (Gain) for the Period	$(2,573,874)	$4,056,970	$1,483,096

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2012
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Assets by geographical segment:

	United States	Mexico	Total
December 31, 2012
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	82,012	369,538	451,550

June 30, 2012
Mineral properties	28,337,596	$22,142,263	50,479,859
Property and equipment	$99,686	359,251	$458,937

11.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the current and non-current prepaid insurance balance at December 31, 2012 is $490,430.

As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  For the six month period ended December 31, 2012, The Bureau of Land Management of Nevada issued an exploration permit to the Company and as a result, the Company was required to post a bond to cover any future reclamation costs for the exploration activities performed by the Company associated with the permit in the amount of $30,168.  The bond amount was added to commutation account and at December 31, 2012 the balance of the account was $2,741,620.

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

Changes to the Company’s asset retirement obligations for the six month period ended December 31, 2012 are as follows:

Balance at beginning of period	$1,198,179
Accretion expense	83,872
Payments	(43,606)
Balance at end of period	$1,238,445

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are an exploratory stage mining company that currently has mining concessions in Mexico and mining claims in Nevada, USA.  We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold project in Nevada but are currently exploring both projects.  The following discussion updates our planned operations for this fiscal year.  It also analyzes our financial condition and summarizes the results of operations for the three and six month period ended December 31, 2012 and compares those results to the three and six month period ended December 31, 2011.

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

During the three month period ended December 31, 2012, the Company sold its Reese River property located in Lander County Nevada to Valor Gold Corp. for $21,000 cash and 6,000,000 shares in Valor Gold Corp.’s common equity.

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

Index

During the six-month period ended December 31, 2012, the Company exercised two options to acquire 11 mining concessions located in Mexico and related to its San Miguel project.  In consideration for the mining concessions, the Company made cash payments totaling $1,460,000.

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents and short-term investments balances of $9,795,796 compared to $20,000,708 as at June 30, 2012.  The decrease of $10,204,912 was the result of the funding of our exploration programs and corporate overhead and to make option payments on mineral concessions.

At December 31, 2012, we had a net working capital, excluding the non-cash warrant liability, of $15,711,721. We anticipate our cash expenditures to fund exploration programs and general corporate expenses to be approximately $1.25 million per month for the three month period ending March 31, 2012.  Anticipated cash outlays will be funded by our available cash reserves and future issuances of shares of our common stock by way of warrant exercises.

During the six month period ended December 31, 2012, the company received $52,000 pursuant to the exercise of stock options.

At December 31, 2012, the Company had 7,700,000 “in-the-money” purchase warrants outstanding.  All the warrants are held by the Company’s largest shareholder FCMI Financial Corporation.  If all the issued outstanding warrants are exercised, the Company’s cash balances will increase by approximately $8.1 million.  These warrants expire in March 2013.

At December 31, 2012, the amounts receivable amount of $1,224,712 primarily consisted of value added tax due from the Mexican government

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

Comparison of Operating Results for the six month period ended December 31, 2012 as to the six month period ended December 31, 2011

Net Loss

Our net loss before other items for the six month period ended December 31, 2012 was $1,183,474 compared to a loss of $8,566,909 in the comparable period in the prior year.  The decrease in net loss of $7,383,435 or 86% was due to the gain on sale of the Reese River property recorded in the period.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our level of exploration expenditures for the six month period ended December 31, 2012 has remained consistent from the prior year period as we continue to advance both the Sleeper Gold and the San Miguel Projects.

Index

The following table summarizes our drilling activities at both projects for the six month period ended December 31, 2012 and 2011:

	Six month period ended December 31, 2012		Six month period ended December 31, 2011
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	21	28,713	65	60,388
Sleeper Gold Project, USA	27	29,273	72	18,032
Total	48	57,986	137	78,420

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $1,228,728 for the six month period ended December 31, 2012.  This is a 1% decrease over the comparable six month period in the 2011.  Decreases in expenses in corporate communications and consulting fees were offset by increase in professional fees and office and administration fees.

During the six month period ended December 31, 2012, the Company’s warrant liability decreased by $1,003,176.  The decrease was recorded as a gain on the Consolidated Statement of Operations.  The decrease in warrant liability is primarily due to a decrease in the Company’s share price from $2.40 at June 30, 2012 to $2.32 at December 31, 2012.

Comparison of Operating Results for the three month period ended December 31, 2012 to the three month period ended December 31, 2011.

Net Loss

Our net gain before other items for the three month period ended December 31, 2012 was $3,143,869 compared to a loss of $3,868,545 in the comparable period in the prior year.  The decrease in net loss of $7,012,414 or 181% was due to the gain on sale of the Reese River property recorded in the period.  We expect to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our exploration expenses for the three month period ended December 31, 2012 compared to the comparable prior period increased by 17% or by $478,449.  The increase was mainly driven by the increase in total cumulative length of feet drilled by the Company at its Sleeper Gold Project from the prior year comparable period.

Index

The following table summarizes our drilling activities at both projects for the three month period ended December 31, 2012 and 2011:

	Three month period ended December 31, 2012		Three month period ended December 31, 2011
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	4	9,299	43	35,490
Sleeper Gold Project, USA	13	12,916	60	7,230
Total	17	22,215	102	42,720

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $721,611 for the three month period ended December 31, 2012.  This is a 1% decrease over the comparable three month period in the 2012.  Decreases in expenses in corporate communications and consulting fees were offset by increases in professional fees and office and administration fees.

During the three month period ended December 31, 2012, the Company’s warrant liability decreased by $2,535,296.  The decrease was recorded as a gain on the Consolidated Statement of Operations.  The decrease in warrant liability is primarily due to a decrease in the Company’s share price from $2.40 at June 30, 2012 to $2.32at December 31, 2012.

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

Index

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

Index

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

Index

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10-SB filed November 2, 2005

3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8-K filed August 28, 2007

3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8-K filed February 26, 2009

3.3	Restated Bylaws, effective April 18, 2005

4.1	Registration Rights Agreement, dated March 30, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2007

4.2	Form of Investor Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2007

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

Date: February 6, 2013	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: February 6, 2013		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer