Form 10-Q
period 2013-03-31
PARAMOUNT GOLD & SILVER CORP.
filed 2013-05-08
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to_____________

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
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 155,531,068 shares of Common Stock, $.001 par value as of May 3, 2013.

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 contains “forward-looking statements”. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Condensed Consolidated Interim Financial Statements

(Unaudited)

Period ended March 31, 2013 and 2012

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Balance Sheets
As at March 31, 2013 and June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

	As at March 31,	As at June 30,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$14,303,077	$12,500,708
Short-term investments	-	7,500,000
Amounts receivable	1,371,889	1,458,365
Prepaid and deposits	356,602	354,667
Investments- available-for-sale securities (Note 3)	2,640,000	-
Prepaid insurance, current portion (Note 11)	245,215	245,215
Total Current Assets	18,916,783	22,058,955
Non-Current Assets
Mineral properties (Note 8)	51,875,798	50,479,859
Property and equipment (Note 9)	439,396	458,937
Prepaid insurance, non current portion (Note 11)	183,910	367,822
Reclamation bond (Note 11)	2,755,292	2,754,316
Total Non-Current Assets	55,254,396	54,060,934

Total Assets	$74,171,179	$76,119,889

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$684,871	$1,364,419
Warrant liability (Note 4)	-	10,746,787
Total Current Liabilities	684,871	12,111,206

Non-Current Liabilities
Reclamation and environmental obligation (Note 11)	1,259,661	1,198,179
Total Liabilities	$1,944,532	$13,309,385

Stockholders' Equity
Capital Stock, par value $0.001 per share; authorized 200,000,000 shares, 155,531,068 issued and outstanding at March 31, 2013 and 147,412,603 shares issued and outstanding at June 30, 2012	155,532	147,413
Additional paid in capital	168,337,535	151,564,888
Contributed surplus	12,872,935	12,892,174
Deficit accumulated during the exploration stage	(104,310,346)	(101,729,241)
Accumulated other comprehensive income (loss)	(4,829,009)	(64,730)
Total Stockholders' Equity	72,226,647	62,810,504

Total Liabilities and Stockholders' Equity Subsequent Events (Note 12)	$74,171,179	$76,119,889

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three and Nine Month Period Ended March 31, 2013 and 2012
(Expressed in United States dollars, unless otherwise stated)

	For the Three Month Period Ended March 31, 2013	For the Nine Month Period Ended March 31, 2013	For the Three Month Period Ended March 31, 2012	For the Nine Month Period Ended March 31, 2012	Cumulative Since Inception to March 31 2013
Revenue
Interest income	$8,000	$40,645	$6,297	$23,237	$1,220,137
Gain on sale of mineral property	-	7,361,233	-	-	7,361,233
Other income	-	61,530	-	73,130	315,493
Total Revenue	$8,000	$7,463,408	$6,297	$96,367	$8,896,863

Expenses:
Incorporation costs	-	-	-	-	1,773
Exploration	3,028,463	9,827,297	3,046,194	9,850,449	55,036,710
Professional fees	206,388	867,249	265,380	874,308	9,540,053
Directors compensation	136,924	341,527	948,312	1,172,080	2,652,956
Travel & lodging	79,397	184,441	53,997	162,850	1,671,393
Corporate communications	160,641	267,819	146,822	314,266	4,085,608
Consulting fees	54,525	246,268	116,975	373,605	14,990,965
Office & administration	79,184	348,130	121,706	332,103	3,489,525
Interest & service charges	2,787	9,264	3,062	7,498	129,397
Loss on disposal of fixed assets	-	-	-	-	44,669
Insurance	107,634	285,827	81,409	237,387	1,202,933
Depreciation	15,367	48,498	19,547	58,985	495,231
Accretion	41,936	125,808	38,426	115,278	399,396
Miscellaneous	-	-	-	-	203,097
Financing & listing fees	-	-	-	-	(22,024)
Acquisition expenses	-	-	-	-	1,505,334
Income and other taxes	-	-	-	-	64,747
Write down of mineral property	-	-	100,000	100,000	1,856,049
Total Expenses	3,913,246	12,552,128	4,941,830	13,598,809	97,347,812
Net Loss before other items	$3,905,246	$5,088,720	$4,935,533	$13,502,442	$88,450,949

Other items
Change in fair value of equity conversion right	-	-	-	-	990,236
Change in fair value of warrant liability	(1,504,439)	(2,507,615)	228,312	(7,059,807)	14,702,429
Loss on sale of marketable securities	-	-	162,603	166,732	166,732
Net Loss	$2,400,807	$2,581,105	$5,326,448	$6,609,367	$104,310,346

Other comprehensive loss (gain)
Foreign currency translation adjustment	(23,491)	(35,721)	59,217	120,343	29,009
Unrealized loss on available-for-sale-investments	1,860,000	4,800,000	-	-	4,800,000
Total Comprehensive Loss for the Period	$4,237,316	$7,345,384	$5,385,665	$6,729,710	$109,139,355

Loss (Gain) per Common share
Basic	$0.02	$0.02	0.04	$0.05
Diluted	$0.02	$0.02	0.04	$0.05

Weighted Average Number of Common	149,085,869	149,064,418	136,962,960	136,799,824
Shares Used in Per Share Calculations
Basic
Diluted	149,085,869	149,064,418	136,970,327	136,809,006

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Cash Flows
For the Nine Month Period Ended March 31, 2013 and 2012
(Expressed in United States dollars, unless otherwise stated)

	For the Nine Month Period Ended March 31, 2013	For the Nine Month Period Ended March 31, 2012	Cumulative Since Inception to March 31, 2013

Net Gain (Loss)	$(2,581,105)	$(6,609,367)	$(104,310,346)
Adjustment for:
Depreciation	48,498	58,985	495,231
Loss on disposal of assets	-	-	44,669
Stock based compensation	379,735	1,511,822	19,956,858
Accrued interest	-	-	(58,875)
Write-down of mineral properties	-	100,000	1,856,049
Accretion expense	125,808	115,278	399,396
Change in reclamation	(2,308)	(4,555)	55,971
Insurance expense	183,912	183,911	611,360
Other non cash transactions	(7,361,233)	205,474	(7,156,658)
Change in fair value of equity conversion right	-	-	990,236
Change in fair value of warrant liability	(2,507,615)	(7,059,807)	14,702,429
(Increase) Decrease in accounts receivable	86,476	10,239	(1,288,463)
(Increase) Decrease in prepaid expenses	(1,935)	(307,321)	(356,602)
Increase (Decrease) in accounts payable	(679,548)	1,507,237	(1,198,912)
Cash used in operating activities	$(12,309,315)	$(10,288,104)	$(75,257,657)

Sale (purchase) of marketable securities	-	144,690	144,690
Increase of reclamation bond	(62,994)	(82,678)	(145,672)
Sale (purchase) of GIC receivable	7,500,000	-	58,875
Notes receivable issued	-	-	21,365
Purchase of equity conversion right	-	-	(1,337,700)
Purchase of mineral properties	(1,460,000)	(100,000)	(8,669,870)
Sale of mineral properties	(14,706)	-	(14,706)
Cash acquired on acquisition of X-Cal	-	-	843,101
Purchase of equipment	(28,957)	(36,218)	(979,171)
Cash provided by (used in) investing activities	$5,933,343	$(74,206)	$(10,079,088)

Demand notes payable issued	-	-	105,580
Issuance of capital Stock	8,142,620	11,936,020	99,608,199
Cash provided by financing activities	$8,142,620	$11,936,020	$99,713,779

Effect of exchange rate changes on cash	35,721	(120,343)	(73,957)

Change in cash during period	1,802,369	1,453,367	14,303,077

Cash at beginning of period	12,500,708	14,689,241	-
Cash at end of period	$14,303,077	$16,142,608	$14,303,077

Supplemental Cash Flow Disclosure
Cash	$1,696,862	$13,584,103
Cash Equivalents	$12,606,215	$2,558,505

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Shareholders’ Equity
From Inception to the Nine Month Period Ended March 31, 2013
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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Shareholders’ Equity
From Inception to the Nine Month Period Ended March 31, 2013
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Capital issued for financing	—	—	—	—	—	—	—
Capital issued for financing	10,417,776	10,418	20,335,755	—	—	—	20,346,173
Capital issued from stock options and warrants exercised	345,315	346	600,873	—	(313,792)	—	287,427
Capital issued for mineral properties	400,000	400	963,600	—	—	—	964,000
Stock based compensation	—	—	—	—	1,918,724	—	1,918,724
Foreign currency translation	—	—	—	—	—	(113,460)	(113,460)
Unrealized loss on available for sale securities	—	—	—	—	—	30,945	30,945
Net Income (loss)	—	—	—	(12,091,608)	—	—	(12,091,608)
Balance at June 30, 2012	147,412,603	$147,413	$151,564,888	$(101,729,241)	$12,892,174	$(64,730)	$62,810,504
Capital issued from stock options and warrants exercised	133,581	134	269,478	—	(217,612)	—	52,000
Stock based compensation	—	—	—	—	266,039	—	266,039
Foreign currency translation	—	—	—	—	—	27,287	27,287
Net Income (loss)	—	—	—	(5,859,463)	—	—	(5,859,463)
Balance at September 30, 2012	147,546,184	$147,547	$151,834,366	$(107,588,704)	$12,940,601	$(37,443)	$57,296,367
Stock based compensation	—	—	—	—	23,372	—	23,372
Foreign currency translation	—	—	—	—	—	(15,057)	(15,057)
Unrealized loss on available for sale investments	—	—	—	—	—	(2,940,000)	(2,940,000)
Net Income (loss)	—	—	—	5,679,165	—	—	5,679,165
Balance at December 31, 2012	147,546,184	$147,547	$151,834,366	$(101,909,539)	$12,963,973	$(2,992,500)	$60,043,847
Capital issued from stock options and warrants exercised	7,984,884	7,985	16,503,169	—	(181,362)	—	16,329,792
Stock based compensation	—	—	—	—	90,324	—	90,324
Foreign currency translation	—	—	—	—	—	23,491	23,491
Unrealized loss on available for sale investments	—	—	—	—	—	(1,860,000)	(1,860,000)
Net Income (loss)	—	—	—	(2,400,807)	—	—	(2,400,807)
Balance at March 31, 2013	155,531,068	$155,532	$168,337,535	$(104,310,346)	$12,872,935	$(4,829,009)	$72,226,647

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2013
(Expressed in United States dollars, unless otherwise stated)

1.	Principal Accounting Policies:

Paramount Gold and Silver Corp. (the “Company”), incorporated under the General Corporation Law of the State of Delaware, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, Minera Gama SA de CV, and X-Cal Resources Ltd.   The Company is an exploration stage mining company operating in both the United States and Mexico, and has not yet determined whether its properties contain reserves that are economically recoverable.

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

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  These interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K of Paramount Gold and Silver Corp. for the year ended June 30, 2012.

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
For the Nine Month Period Ended March 31, 2013
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

Investments- Available-for-Sale Securities

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to other income, net. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other than temporary.

Foreign Currency

The parent company’s functional currency is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries are the U.S. Dollar and the Canadian Dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date.   Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss. The aggregate foreign transaction gain for the nine month period ended March 31, 2013 is $215,778 (2012- $10,217 aggregate foreign transaction loss).

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2013
(Expressed in United States dollars, unless otherwise stated)

The financial statements of the subsidiaries are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

2.	Recent Accounting Pronouncements:

i)	ASU 2012-03

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

ii)	ASU 2012-04

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

iii)	ASU 2013-02

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance in ASU 2013-02 is intended to provide guidance in the reclassification of Accumulated Other Comprehensive Income to net income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2012. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have yet been issued.  The adoption of ASU 2013-02 is not expected to have a material impact on our financial position or results of operations.

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2013
(Expressed in United States dollars, unless otherwise stated)

3.	Marketable Securities and Investments:

The investments reflected in the table below include certain equity securities of entities involved in the exploration of precious metals.  The following table summarizes the Company’s available-for sale securities on hand as of  March 31, 2013:

	Investments in available-securities-for-sale

	Cost	Gross Unrealized Losses	Gross Realized Gains	Fair Value
Equity Securities	$7,440,000	$4,800,000	-	$2,640,000

During the nine month period ended March 31, 2013, the Company recorded an unrealized loss on available-for-sale securities of $4,800,000.  This loss is recorded as other comprehensive loss on the consolidated statement of shareholders’ equity.

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
For the Nine Month Period Ended March 31, 2013
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

		Fair Value at March 31, 2013			June 30, 2012
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14,303,077	14,303,077	-	-	12,500,708
Short-term investments	-	-	-	-	7,500,000
Investments- available for sale	2,640,000	2,640,000	-	-	-

Liabilities
Warrant liability	$-	-	-	-	10,746,787

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

The changes in fair value of the warrants during the nine month period ended March 31, 2013 were as follows:

Balance at June30, 2012	$10,746,787
Issuance of warrants and options	-
Change in fair value recorded in earnings	(2,507,615)
Transferred to equity upon exercise	(8,239,172)
Balance at March 31, 2013	$-

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2013
(Expressed in United States dollars, unless otherwise stated)

5.	Non-Cash Transactions:

During the nine month period ended March 31, 2013 and 2012, the Company entered into certain non-cash activities as follows:

	2013	2012
Operating and Financing Activities
From issuance of shares for cashless exercise of options	$113,975	$-
From issuance of shares for purchase of mineral properties	$-	$964,000
Receipt of shares for sale of mineral properties	$7,361,233	$-

6.	Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 per share.  At March 31, 2013 there were 155,531,068 shares issued and outstanding and 147,412,603 shares issued and outstanding at June 30, 2012.

During the nine month period ended March 31, 2013 and 2012, the Company issued the following shares:

	Common Shares
	2013	2012
Financing	-	10,417,776
Acquisition of mineral properties	-	400,000
For exercise of warrants and options	8,118,465	237,500
	8,118,465	11,055,276

For the nine month period ended March 31, 2013, the Company issued 418,465 shares for the exercise of 498,120 options and received cash in the amount of $272,680.    Also during the nine month period ended March 31, 2013, the Company issued 7,700,000 shares for the exercise of warrants and received cash in the amount of $7,869,939.

b) Stock options:

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2013
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

Stock Based Compensation

The Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used for the three month periods ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
WA Risk free interest rate	0.18%	0.323%
WA Expected dividend yield	0%	0%
WA Expected stock price volatility	61%	82%
WA Expected life of options	2 years	1 to 4 years

Changes in the Company’s stock options for the nine-month period ended March 31, 2013 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2012	3,129,120	$2.16	2.41	$1,166,543
Issued	132,500	2.87
Cancelled / Expired	(125,000)	2.78
Exercised	(498,120)	0.87		$398,975
Outstanding at March 31, 2013	2,638,500	$2.41	2.00	$264,250
Exercisable at March 31, 2013	2,448,501	$2.38	2.00	$264,250

At March 31, 2013, there were 2,638,500 options outstanding. Options outstanding above that have not been vested at period end are 189,999 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.   As of March 31, 2013, there was $185,452 (2012 - $701,164) of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1.48 years.

A summary of the non-vested options as of June 30, 2012 and changes during the nine month period ended March 31, 2013 is as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at June 30, 2012	704,999	$1.84
Issued	132,500	0.65
Vested	(647,500)	1.52
Forfeited	-	-
Non-vested at March 31, 2013	189,999	$1.84

For the three and nine month period ended March 31, 2013, the Company recognized a stock based compensation expense in the amount of $90,324 and $379,735 respectively (2012 - $1,125,068 and $1,511,822) .

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2013
(Expressed in United States dollars, unless otherwise stated)

7.	Related Party Transactions:

During the three month period ended March 31, 2013, the Company accrued director fees in the amount of $54,000 (2012 – $45,000) for their services as directors or members of committees of the Company’s Board.   During the three month period ended March 31, 2013, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $79,251 (2012 -$903,312)

During the three month period ended March 31, 2013 the Company made payments of $23,233 (2012 - $24,041) pursuant to a premises lease agreement to a corporation in which an officer is a shareholder.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

8.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2013	June 30, 2012
Iris Royalty	50,000	50,000
San Miguel Project	23,452,263	21,992,263
Sleeper	25,891,490	25,891,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
Reese River	-	64,061
	$51,875,798	$50,479,859

For the three month period ended September 30, 2012, the Company exercised two options to acquire 11 mining concessions located in Mexico and related to its San Miguel project.  In consideration for the mining concessions, the Company has made cash payments totaling $1,693,000.   Included in the payment is a value added tax amount of $233,000 due from the Mexican Government.

For the three month period ended December 31, 2012, the Company sold its Reese River mineral claims with a recorded book value of $64,061 to Valor Gold Corp. for $21,000 in cash and 6 million restricted shares of Valor Gold Corp. with a market value of $7,440,000.  A gain on disposal of mineral property, net of transaction costs, of $7,361,233 has been recorded on the statement of operations.

9.	Property and Equipment:

			Net Book Value
	Cost	Accumulated Amortization	March 31, 2013	June 30,2012

Property and Equipment	$885,242	$445,846	$439,396	$458,937

During the nine month period ended March 31, 2013, net additions to property, and equipment were $28,957 (2012- $36,218). During the nine month period ended March 31, 2013 the Company recorded depreciation of $48,498 (2012-$58,985).

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2013
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss (Gain) for the period by geographical segment for the nine month period ended March 31, 2013:

	United States	Mexico	Total
Interest income	$33,963	$6,682	$40,645
Gain on sale of mineral property	7,361,233	-	7,361,233
Other income	57,500	4,030	61,530
Total income	$7,452,696	$10,712	$7,463,408

Expenses:
Exploration	5,313,666	4,513,631	9,827,297
Professional fees	867,249	-	867,249
Directors compensation	341,527	-	341,527
Travel and lodging	184,441	-	184,441
Corporate communications	267,819	-	267,819
Consulting fees	246,268	-	246,268
Office and administration	274,102	74,028	348,130
Interest and service charges	7,063	2,201	9,264
Insurance	285,827	-	285,827
Amortization	25,115	23,383	48,498
Accretion	125,808	-	125,808
Total Expenses	7,938,885	4,613,243	12,552,128
Net loss before other items	$486,189	$4,602,531	$5,088,720

Other items
Change in fair value of warrant liability	(2,507,615)	-	(2,507,615)
Net Loss (Gain)	$(2,021,426)	$4,602,531	$2,581,105

Other comprehensive loss (gain)
Foreign currency translation adjustment	(35,721)	-	(35,721)
Unrealized loss on available for sale investments	4,800,000	-	4,800,000
Total Comprehensive Loss for the Period	$2,742,853	$4,602,531	$7,345,384

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2013
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for nine month period ended March 31, 2012:

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

Index

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2013
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Assets by geographical segment:

	United States	Mexico	Total
March 31, 2013
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	74,571	364,825	439,396

June 30, 2012
Mineral properties	28,337,596	$22,142,263	50,479,859
Property and equipment	$99,686	359,251	$458,937

11.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the current and non-current prepaid insurance balance at March 31, 2013 is $429,125 ($613,037 - June 30, 2012).

As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  For the nine month period ended March 31, 2013, The Bureau of Land Management of Nevada issued an exploration permit to the Company and as a result, the Company was required to post a bond to cover any future reclamation costs for the exploration activities performed by the Company associated with the permit in the amount of $62,994.  The bond amount was added to the commutation account and at March 31, 2013 the balance of the account was $2,755,292 ($2,754,316 – June 30, 2012).

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

Changes to the Company’s asset retirement obligations for the nine month period ended March 31, 2013 are as follows:

Balance at beginning of period	$1,198,179
Accretion expense	125,808
Payments	(64,326)
Balance at end of period	$1,259,661

12.	Subsequent Events:

On May 3, 2013, the Company issued 1,430,000 stock options to directors, officers, employees and consultants vesting immediately with a three year term and exercise price of $1.70 per share.

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

We are an exploratory stage mining company that currently has mining concessions in Mexico and mining claims in Nevada, USA.  We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold project in Nevada but are currently exploring both projects.  The following discussion updates our planned operations for this fiscal year.  It also analyzes our financial condition and summarizes the results of operations for the three and nine month period ended March 31, 2013 and compares those results to the three and nine month period ended March 31, 2012.

Plan of Operation:

Exploration

The Company has set its exploration budget to $7.6 million for the 2013 calendar year.   We plan to allocate $4.0 million to our Sleeper Gold Project in Nevada and $3.6 million to our San Miguel Project in Mexico.

Our work at both the San Miguel Project and Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Nevada

Our plan in 2013 is to continue focusing on our Sleeper Gold Project. Our budget for this period is approximately $4.0 million. The budget activities will include drilling, modeling and metallurgical testing.  The drill plans include drilling to obtain metallurgical samples, infill drilling to increase confidence in mineralized material and exploration drilling in the south Sleeper zone.

We plan to update our mineralized material model with drill hole data that was not included. This will allow us, along with a newly created geo-metallurgical model, to update our Preliminary Economic Assessment (the “PEA”) which we completed in 2012.  An updated material estimate and PEA is expected by the end of 2013.

During the three month period ended December 31, 2012, the Company sold its Reese River property located in Lander County Nevada to Valor Gold Corp. for $21,000 cash and 6,000,000 shares in Valor Gold Corp.’s common equity.

Mexico

At our San Miguel Project we continue to conduct exploration drilling by testing new areas or expanding on known mineralized zones with infill drilling.   The plan is to maintain one core drill rig throughout the year.  Over fifty drill holes have been completed since our last material estimate.  The Company plans to update this estimate in the second half of 2013.  The Company also intends to evaluate silver metallurgical recovery alternatives for the Don Ese Zone.  The exploration budget for the 2013 calendar year has been set to $3.6 million.

Index

During the nine-month period ended March 31, 2013, the Company exercised two options to acquire 11 mining concessions located in Mexico and related to its San Miguel project.  In consideration for the mining concessions, the Company made cash payments totaling $1,693,000.  Included in the payment is a value added tax amount of $233,000 due from the Mexican Government.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents and short-term investments balances of $14,303,077 compared to $20,000,708 as at June 30, 2012.  The decrease of $5,697,631 was the result of the funding of our exploration programs, corporate overhead and option payments on mineral concessions.

At March 31, 2013, we had working capital in the amount of $18,231,912. We anticipate our cash expenditures to fund exploration programs and general corporate expenses to be approximately $850,000 per month for the remainder of 2013.  Anticipated cash outlays will be funded by our available cash reserves.

During the nine month period ended March 31, 2013, the Company received $272,680 pursuant to the exercise of stock options.

During the three month period ended March 31, 2013, the Company’s largest shareholder FCMI Financial Corporation exercised 7,700,000 “in-the-money” stock purchase warrants for total proceeds to the Company of $7,869,939.

At March 31, 2013, the amounts receivable amount of $1,371,889 primarily consisted of value added tax due from the Mexican government

Historically, we have funded our exploration and development activities through equity financing arrangements.  We continue to assess our needs for additional capital to ensure sufficient financial resources are available to fund our exploration and working capital needs.  We believe that our existing cash resources will be sufficient to meet our needs for the next twelve months.  If, however, we are unable to obtain additional capital or financing, our exploration and development activities will be significantly affected.

Comparison of Operating Results for the nine month period ended March 31, 2013 as to the nine month period ended March 31, 2012

Net Loss

Our net loss before other items for the nine month period ended March 31, 2013 was $5,088,720 compared to a loss of $13,502,442 in the comparable period in the prior year.  The decrease in net loss of $8,413,722 or 62% was due to the gain on sale of the Reese River property recorded in the period.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our level of exploration expenditures for the nine month period ended March 31, 2013 has remained consistent from the prior year period as we continue to advance both the Sleeper Gold and the San Miguel Projects.

Index

The following table summarizes our drilling activities at both projects for the nine month period ended March 31, 2013 and 2012:

	Nine month period ended March 31, 2013		Nine month period ended March 31, 2012
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	30	43,191	113	104,024
Sleeper Gold Project, USA	37	39,430	77	18,517
Total	67	82,621	190	122,541

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $1,729,466 for the nine month period ended March 31, 2013.  This is a 9% decrease over the comparable nine month period in the 2012.  Decreases in expenses in corporate communications and consulting fees were offset by increase in professional fees and office and administration fees.

Comparison of Operating Results for the three month period ended March 31, 2013 to the three month period ended March 31, 2012.

Net Loss

Our net loss before other items for the three month period ended March 31, 2013 was $3,905,246 compared to a loss of $4,935,533 in the comparable period in the prior year.  The decrease in net loss of $1,030,287 or 21% was mainly due to a reduction of stock based compensation over the comparable period in the prior year.  We expect to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our level of exploration expenditures for the three month period ended March 31, 2013 has remained consistent from the prior year period as we continue to advance both the Sleeper Gold and the San Miguel Projects.

The following table summarizes our drilling activities at both projects for the three month period ended March 31, 2013 and 2012:

	Three month period ended March 31, 2013		Three month period ended March 31, 2012
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	9	14,478	48	43,636
Sleeper Gold Project, USA	10	10,157	5	485
Total	9	24,635	53	44,121

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $500,738 for the three month period ended March 31, 2013.  This 23% decrease over the comparable three month period in the 2012 was driven by reductions in professional fees, consulting fees and office and administration fees.

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

Exploration expenses

The company expenses exploration costs as incurred.  When it is determined that a precious metal resource deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration expenses related to such reserves incurred after such a determination will be capitalized.  To date, the Company has not established any proven or probable reserves and will continue to expense exploration expenses as incurred.

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

The Company issued 7,700,000 shares of Common Stock pursuant to the exercise of stock purchase warrants and in consideration received $7,869,939.

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

PARAMOUNT GOLD AND SILVER CORP.

Date: May 8, 2013	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: May 8, 2013		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer