Form 10-K
period 2013-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2013-09-09
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2013
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number 001-33630

PARAMOUNT GOLD AND SILVER CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-3690109
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

665 Anderson Street, Winnemucca, Nevada	89445
(Address of principal administrative office)	(Zip code)

Registrant's telephone number, including area code: (775) 625-3600

Securities registered pursuant to section 12(b) of the Act: Common Stock, par value $0.001 per share	Name of each exchange on which registered: NYSE MKT LLC

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

☐ Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the last sale price on the NYSE MKT LLC of the Common Stock on December 31, 2012 $2.32 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $295 million.

As of September 5, 2013, the registrant had 155,731,068 shares of Common Stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the 2013 Annual Meeting of stockholders are incorporated by reference into this report.  See Part III.

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

mineralized material

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
Item 1.  Business

Paramount is a U.S. based exploration stage mining company with projects in Nevada and northern Mexico. We were incorporated on March 31, 2005 in the state of Delaware. Our business strategy is to acquire and develop known precious metals deposits in large-scale geological environments in North America.  This strategy helps eliminate discovery risks and significantly increases the efficiency of exploration programs.  Our projects are located near successful operating mines.  This greatly reduces the related costs for infrastructure requirements at the exploration stage and eventually for mine construction and operation.

Our Mexican project, known as the San Miguel Project (“San Miguel”), was assembled by completing multiple transactions with third parties from 2005 to 2009.  From August 2005 to August 2008, we completed a series of transaction through our wholly owned subsidiary, Paramount Gold de Mexico S.A. de C.V. and acquired a group of mineral concessions known as the San Miguel Group from Tara Gold Resources Corp.   In May 2008, we acquired the option rights to purchase the Guazapares Group concessions from Mexoro Minerals Ltd. and its Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V.  Our Temoris Group concessions were acquired in March 2009 when we acquired all the issued and outstanding shares of Magnetic Resources Ltd. from Garibaldi Resource Corp.

Our principal Nevada interest, the Sleeper Gold Project, was acquired by way of statutory plan of arrangement in the Province of British Columbia, Canada, with X-Cal Resources Ltd. (“X-Cal”) in August 2010.  The Sleeper Gold Project is located in Humboldt County, Nevada.   Also through our acquisition of X-Cal, we own additional mining claims in the state of Nevada and are described fully under Item 2. Properties on Page 12.  On November 5, 2012, we divested one of our non-core assets in Nevada, Reese River, to Valor Gold in exchange for 6 million shares of common stock of Valor Gold Corporation.

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

X-Cal Resources Ltd.’s name was changed to Paramount Nevada Gold Corp. on September 4, 2013

Segment Information

Our operating segments are the United States and Mexico.  See note 10 to the Consolidated Financial Statements for information relating to our operating segments.

Recent Developments

On March 15, 2013, Paramount’s largest shareholder, FCMI, exercised its remaining 7.7 million share purchase warrants (the "Warrants") at the exercise price of C$1.05 each for total proceeds to Paramount of $7.9 million. This exercise brings FCMI’s holdings in Paramount to 24.4 million common shares, representing approximately 15.7% of total shares outstanding.

The Warrants were issued to FCMI as part of the consideration for a C$9,000,000 non-brokered private placement of common stock of Paramount by FCMI in March 2009. Currently, Paramount has no issued or outstanding warrants.

The San Miguel Project (Mexico)

On September 5, 2012 Paramount released the results of an updated material estimate which included substantial growth in NI 43-101 compliant material contained metals estimate on the project.  On October 22, 2012, Paramount released metallurgical results for its SanMiguel Project. Based on the results of the aforementioned, Paramount commissioned Metal Mining Consultants (“MMC”)(formerly Scott E. Wilson Consulting) to prepare a preliminary economic assessment (“PEA”)for the project.

In February 2013, we announced the results of the PEA completed by MMC.  MMC concluded that the most attractive development scenario for San Miguel proposed a 4,000 tonnes per day mill fed by open pits and underground mines.  The PEA projected a 14 year mine life with a total metal production of 803,000 ounces of gold and 43.2 million ounces of silver.

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

The Company’s focus for the year ended June 30, 2013 has been on a drill program to define targets on the newly acquired land south of the original Sleeper land claims and to conduct exploration drilling immediately surrounding the current pit.

On July 16, 2013 we announced that we have commissioned SRK Consulting to update the NI 43-101 compliant material estimate to incorporate 44 new drill holes totaling over 15,000 meters (over 49,000 ft.) completed since the material estimation announced in September 2011 and included in the PEA announced in July 2012.

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

United States Regulations

Mining Claims:  Exploration activities on our properties in Nevada are conducted upon federally-owned unpatented mining claims.  Most federally-owned land is administered by the Bureau of Land Management (“BLM”).  On existing claims, we are required to make an annual claim maintenance fees of $140 per claim on or before September 1st at the State Office of the BLM.  In addition, in Nevada, we are required to pay the county recorder of the county in which the claim is situated an annual fee of $10.50 per claim.  On certain claims, we are required to pay a fee for each 20 acres of an association placer.  For any new claims we acquire by staking, we must file a certificate of location with the State Office of the BLM within 90 days of making the claim along with a fee equal to the amount of the annual claim maintenance fee.

Mining Exploration: BLM regulations require, and the Company has obtained, permits for surface disturbances to conduct its exploration activities.  There are also numerous permits in place that are maintained from the previous mine operations.  These are maintained by the Company for ease in updating should a decision be made to reinitiate production at the Sleeper Gold mine.  Maintenance of these permits includes monthly, quarterly and annual monitoring and reporting to various government agencies and departments.

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

Employees

As of August  31, 2013, we had approximately 20 employees and consultants located in Canada, Mexico and the United States.

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

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2013 totaled $13,488,280. Cumulative losses since inception totaled $115,217,521 as of June 30, 2013. We have incurred significant losses in the past and we will likely continue to incur losses in the future. Even if our drilling program identifies gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in the United States (“U.S.”), Mexico, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs.

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

During the next twelve months, and assuming no adverse developments outside of the ordinary course of business, we have budgeted approximately $5 million for exploratory activities of which $2.2 million will be allocated to our Mexican operations and $2.8 million will be allocated to our exploration in Nevada.  Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our drilling program may vary significantly from what we have budgeted depending upon drilling results. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without a joint venture partner, of which there can be no assurance.

Our continuing reclamation obligations at the Sleeper Gold Project could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Sleeper Gold Project. We have posted a bond in the amount of the estimated reclamation obligation at the Sleeper Gold Project. Every three years, we are required to submit a mine closure plan to the Bureau of Land Management (“BLM”) for the Sleeper Gold Project.  Based on a review by the BLM of our mine closure that we submitted in June 2010, BLM determined that our existing bond was sufficient. In June 2013, we submitted an updated mine closure plan, however have not received a determination by the BLM that our existing bond is sufficient.  There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

The price of gold and silver as well as other precious and base metals have experienced volatile and significant price movements over short periods of time and are affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations (including, the U.S. dollar relative to other currencies) interest rates, global or regional consumption patterns, speculative activities and increases in production due to improved mining and production methods. The supply of and demand for gold, other precious and base metals are affected by various factors, including political events, economic conditions and production costs in major mineral producing regions.

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

During the year ended June 30, 2013, we issued a total of 8,318,465 shares of common stock as a result of acquisitions, financings and for the exercise or options and warrants. While the issuance of the additional shares of our common stock has resulted in dilution to our existing stockholders, management believes that the issuance of these shares of common stock has provided enhanced value to our Company and preserved working capital for our drilling program and general working capital.

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

Paramount’s Exploration History at the San Miguel Project

Since acquiring the concession groups Paramount has completed numerous exploration programs.  From 2006 to 2010, we drilled a total of 331 holes totaling 263,473 feet. From July 1, 2011 to June 30, 2012 we drilled 149 holes totaling 135,165 feet.  From July 1, 2012 to June 30, 2013 we drilled 33 holes totaling 57,669 feet. Our drilling results for the current year are available on our website www.paramountgold.com/news.

Our main focus was to further expand known areas of mineralization and to update our geological models.  In September 2012, we announced that we completed a NI 43-101 compliant material estimate and that all our defined mineralized zones have been modeled using a rigorous three dimensional framework that is required for mine planning. This resource estimate and the continued advancement of the San Miguel project was followed up by the release of a NI-43-101 compliant preliminary economic assessment in February 2013.

The San Miguel Project area does not contain any known reserves and any planned drilling program is exploratory in nature.

Exploration Plan

At our San Miguel Project we continue to conduct exploration drilling by testing new areas or expanding on known mineralized zones with infill drilling. We are currently evaluating and designing our exploration plans and expect to resume drilling within the next six months. Over fifty drill holes have been completed since our last material estimate. The Company is in the process evaluating the timing of updating this estimate. The Company also intends to perform additional silver metallurgical recovery tests for the Don Ese Zone.The Company’s exploration plan and budget for the San Miguel Project will be managed by its in-house technical staff. It will be funded by the Company’s cash on hand, and we have budgeted approximately $2.2 million for the next twelve months.

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

Through our exploration work, we have discovered several mineralized zones on our properties.

1.	The Guazapares Megastructure: A mineralized corridor that stretches for more than 4.8 miles and hosts four known deposits that by drilling we have connected into one large deposit. From south to north, it includes Santa Clara, LaUnion, San Antonio and La Veronica.

2.	The Don Ese Zone: A massive quartz vein system that lies with the south-southeast strike extension of the main Palmarejo structural corridor.

3.	The San Francisco: Located off the northwestern part of the Guazapares Megastructure, this zone is characterized by stockworks and multiple vein swarms hosted in dactic to rhyolite volcanic.

4.	The San Miguel Vein Corridor: A wide quartz-filled vein with lateral stock work and high grade gold and silver mineralization with variable amounts of base metals.

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

The following map illustrates the general location of the Sleeper Gold Project and the associated mining claims:

Explanation
Paramount Properties
Sleeper
Mimi
Dunes
Sleeper Pit
400,000
410,000
4,580,000
4,570,000
4,560,000
4,550,000
D E S E R T   V A L L E Y
S L U M B E R I N G
SAND DUNES
S I L V E R
Nevada Location Map
Sleeper
N
0 1 2 3 4 5
Km.
PARAMOUNT
gold and silver
Sleeper Project
Land Status
Humboldt County, Nevada

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

Paramount’s Exploration History at Sleeper Gold Project

Paramount conducted its first exploration program at the Sleeper Gold mine in October 2010.  It consisted of 19 drill holes totaling 18,065 feet and focused on verifying data on existing models and confirming continuity and strike extension of known mineralized zones. From July 1, 2011 through to June 30, 2012 Paramount completed 79 drill holes totaling 21,013 feet and followed that up in the period from July 1, 2012, through June 30, 2013 with 38 drill holes totaling 55,104 feet.

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

In July 2012, we announced the results of the PEA completed by SEWC on the Sleeper Gold mine property.  SEWC concluded that the most attractive development scenario consists of a large-scale open pit mining operation with a heap leach processing plant handling both oxide and sulfide material, producing a gold-silver dore.  The PEA assumes an 81,000 tonnes per day operation resulting in a projected 17 year operation with an average annual production of 172,000 ounces of gold and 263,000 ounces of silver.  The Company received the completed PEA report in September 2012.

There is no certainty that the scenarios or estimated economics in the PEA will be realized.

Exploration Plans

Our plan over the next twelve months is to continue focusing on our Sleeper Gold Project. Our budget for this period is approximately $2.8 million. The budget activities will include drilling, modeling and metallurgical testing. The drill plans includes infill drilling to increase confidence in mineralized material, exploration drilling in the south Sleeper zone and on recently acquired claims.

We plan to update our mineralized material model with drill hole data that was not included. This will allow us, along with a newly created geo-metallurgical model, to update our Preliminary Economic Assessment (the “PEA”) which we completed in 2012.The Sleeper Gold Project is without a known reserve and the proposed program is exploratory in nature.

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

Four main types of gold mineralization are found within the Sleeper Gold Project deposit and may represent a continuum as the system evolved from a high level, high sulfidation system dominated by intrusion related fluids and volatiles to a low sulfidation meteoric water dominant system In this setting the paragenetic relationships of the differing mineralization styles are as follows:

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

The Mill Creek property is an early-stage gold exploration project.  The main exploration target on the Mill Creek Property will be the Carlin-Style gold-silver ores found in altered, metamorphosed, and locally skarnified Lower Plate carbonate and limy to dolomitic clastic sedimentary rocks of the Devonian Wenban Limestone, Silurian Roberts Mountain Formation, and the Ordovician Hanson Creek Formations. A secondary target host rock type is mafic volcanic rock of the Upper Plate rock sequence, similar to Newmont’s Twin Creeks Mine. The economic Battle Mountain – Cortez – Eureka Trend gold deposits were deposited as mineralized hydrothermal sedimentary-host replacement horizons and breccia zones along major fault structural zones where alteration and anomalous gold-silver-arsenic-antimony-thallium mineralization are present. Marbles in metamorphic aureoles and iron-rich skarns appear to be favored sites for gold mineralization in these deposits, perhaps due to the rheological character, permeability after fracturing, and chemical reactivity of those rocks to alteration by hydrothermal fluids.

This property is without a known mineral reserve and there is no current exploratory work being performed.

Spring Valley Property

The Spring Valley property consists of 38 lode mineral claims in the Spring Valley Area, Pershing County, Nevada. The project is located approximately 2.5 km. northwest of the Rochester mine in the Humboldt Range, 30 km. northeast of Lovelock, Nevada. The property covers rocks folded into a broad anticline broken into large blocks by major north-trending faults. Midway Gold Corporation’s Spring Valley project operated by Barrick Gold Corporation is approximately 2 km to the northeast.

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

The following table sets forth the high and low prices for our common stock for the periods indicated on the NYSE MKT LLC:

	HIGH	LOW
Fiscal year ended June 30, 2013

Quarter ended September 30, 2012	$2.78	$2.10
Quarter ended December 31, 2012	$2.68	$2.08
Quarter ended March 31, 2013	$2.39	$1.89
Quarter ended June 30, 2013	$2.17	$1.05

	HIGH	LOW
Fiscal year ended June 30, 2012

Quarter ended September 30, 2011	$3.37	$2.07
Quarter ended December 31, 2011	$3.00	$2.05
Quarter ended March 31, 2012	$2.75	$2.20
Quarter ended June 30, 2012	$2.47	$2.01

	HIGH	LOW
Fiscal year ended June 30, 2011

Quarter ended September 30, 2010	$1.59	$1.19
Quarter ended December 31, 2010	$3.99	$1.55
Quarter ended March 31, 2011	$4.42	$3.09
Quarter ended June 30, 2011	$4.01	$2.67

B.	Holders

As of August 31, 2012, there are approximately 26,000 beneficial owners of our common stock (170 stockholders of record).

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

Set out below is information as of June 30, 2013 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,776,500	$2.20	2,332,162
Equity compensation plans not approved by security holders	-	$-	-
TOTAL	3,776,500		2,332,162

E.	Sale of Unregistered Securities

On March 14, 2013, the Company issued 7,700,000 shares for the exercise of warrants and received cash in the amount of $7,869,939.

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

The following graph compares our cumulative total shareholder return for the five years ended June 30, 2013 to the Russell 2000 Index and with the NYSE Arca Gold Bugs Index.  The graph assumes a $100 investment on June 30, 2008 in our common stock and the two other stock indices and assumes the reinvestment of dividends, if any.

COMPARISION OF 5 YEAR CUMULATIVE TOTAL RETURN
(Assumes $100 initial investment on 6/30/2008)

	June 30
	2008	2009	2010	2011	2012	2013
Paramount Gold and Silver Corp	$100	89	76	191	140	70
Ishares Russel 2000 Index	$100	74	89	120	115	140
NYSE ARCA Gold Bugs Index	$100	76	106	116	95	51

Item 6.  Selected Financial Data.

The following consolidated financial data has been derived from and should be read in conjunction with our audited financial statements for the years ended June 30, 2009 through 2013.  Our audited financial statements for the years ended June 30, 2009 through 2012are included in the Company’s annual reports for the years ended June 30, 2009 through 2012.  These reports can be found on the Securities and Exchange Commission’s website located at www.sec.gov

	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Statement of Operations data
Revenue	$4,527,536	$115,790	$299,703	$35,853	$249,082
Expenses	$16,453,185	$18,208,539	$12,159,746	$10,248,026	$7,490,261
Net loss	$13,488,280	$12,091,608	$28,450,536	$5,351,958	$7,241,179
Basic and diluted loss per share	$0.09	$0.09	$0.21	$0.06	$0.11
Diluted weighted average number of shares	149,926,235	139,466,595	130,677,585	98,617,938	65,433,659

Balance sheet data
Cash and short term investments	$11,524,051	$20,000,708	$14,689,241	$21,380,505	$7,040,999
Mineral properties	$51,875,798	$50,479,859	$49,515,859	$22,111,203	$18,436,951
Total assets	$68,787,786	$76,119,889	$70,296,027	$46,328,181	$27,457,795
Current liabilities	$298,281	$12,111,206	$17,683,832	$6,410,090	$383,445
Total liabilities	$1,561,865	$13,309,385	$18,827,724	$6,410,090	$383,445
Working capital	$13,340,429	$20,694,536	$16,144,479	$22,750,664	$8,116,541
Accumulated deficit	$115,217,521	$101,729,241	$89,637,633	$61,187,098	$43,197,264

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are an exploratory stage mining company that currently has mining concessions in Mexico and mineral claims in Nevada, USA.  We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold Project in Nevada but are currently exploring both projects.  The following discussion updates our plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2013, 2012, and 2011 and compares each year’s results to the results of the prior year.

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

The Company’s exploration plan and budget for the San Miguel Project will be managed by its in-house technical staff. It will be funded by the Company’s cash on hand, and we have budgeted approximately $2.2 million for the next twelve months.

Our plan for the next twelve months is to continue focusing on our Sleeper Gold Project. Our budget for this period is approximately $2.8 million. The budget activities will include drilling, modeling and metallurgical testing. The drill plans include drilling to obtain metallurgical samples, infill drilling to increase confidence in mineralized material and exploration drilling in the south Sleeper zone.

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

Comparison of Operating Results for the year ended June 30, 2013 as compared to June 30, 2012

Liquidity and Capital Resources

At June 30, 2013, we had a cash and short-term investment balance of $11,524,051 compared to $20,000,708 as at June 30, 2012.  The cash used to fund our exploration programs and corporate overhead was partially offset by the warrant exercise completed by FCMI in March 2013.

At June 30, 2013, we had a net working capital in the amount of $13,340,429.  We anticipate our cash expenditures to fund exploration programs and general corporate expenses to be approximately $650,000 per month for the next twelve months.  Anticipated cash outlays will be funded by our available cash reserves and future issuances of shares of our common stock.

For the year ended June 30, 2013, the company received $564,680 pursuant to the exercise of stock options.

At June 30, 2013, the Company’s amounts receivable of $1,207,247 primarily consisted of value added tax due from the Mexican government.

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

Net Loss

Our net loss before other items for the year ended June 30, 2013 was $11,925,649 compared to a loss of $18,092,749 in the previous year.  The decrease in net loss of $6,167,100 or 34% reflects an overall reduction in exploration programs and corporate expenses along with the gain recorded on the sale of the Reese River mineral property.  We will continue to incur losses for the foreseeable future as we continue with our planned exploration programs at both projects.

Expenses

Our exploration expenses for the year ended June 30, 2013 compared to the previous year decreased by 8% or by $1,075,030.  The decrease is mainly driven by the decreased number of holes and total cumulative length of feet drilled by the Company in both Nevada and Mexico.

The following table summarizes our drilling activities at both projects for the year ended June 30, 2013 and 2012:

	For the year ended June 30, 2013		For the year ended June 30, 2012
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	33	57,669	149	135,165
Sleeper Gold Project, USA	38	55,104	79	21,013
Total	71	112,773	228	156,179

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $2,343,780 for the year ended June 30, 2013.  This is an 8% decrease over the previous year ended June 30, 2012.  Management believes the decrease was reasonable given the level of business activity that occurred during the year.   We believe our cash is adequate to meet our budgeted expenses in the short-term.

For the year ended June 30, 2013, the Company’s warrant liability decreased by $10,746,787.  The decrease in warrant liability was due to the exercising of stock purchase stock warrants by FCMI, our largest shareholder, in March 2013.

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

The following table summarizes our drilling activities at both projects for the year ended June 30, 2012 and 2011:

	For the year ended June 30, 2012		For the year ended June 30, 2011
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	149	135,166	86	72,887
Sleeper Gold Project, USA	79	21,013	36	24,742
Total	228	156,179	122	97,627

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $2,534,123 for the year ended June 30, 2012.  This is an 8% increase over the previous year ended June 30, 2011.  Management believes the increase was reasonable given the level of business activity that occurred during the year.   We believe our cash is adequate to meet our budgeted expenses in the short-term.

For the year ended June 30, 2012, the Company’s warrant liability decreased by $6,167,873.  The decrease was recorded as a gain on the Consolidated Statement of Operations.  The decrease in warrant liability is primarily due to a decrease in the Company’s share price from $3.26 at June 30, 2011 to $2.40 at June 30, 2012

Contractual Obligations

The following table summarizes our obligations and commitments as of June 30, 2013 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Accounts Payable & Accrued Liabilities	$298,281	$298,281	-	-	-
Asset Retirement Obligations	1,263,584	102,000	318,404	113,742	619,028
Total	$1,561,865	$400,281	$318,404	$113,742	$619,028

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (June 30, 2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2013. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

The effectiveness of our internal control over financial reporting as of June 30, 2013, has been audited by MNP LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  MNP LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal year ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d) of Regulation S-K will be contained in the Company’s 2013 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2013 (the “2013 Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2013 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2012 and is hereby incorporated by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2013 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2013 and is hereby incorporated by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2013 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2013 and is hereby incorporated by reference thereto.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the company’s 2013 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2013 and is hereby incorporated by reference thereto.

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

a.	The following report and financial statements are filed together with this Annual Report:

(1) Audited Consolidated Financial Statements of Paramount Gold and Silver Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2013 and 2012

Consolidated Statements of Operations for the years ended June 30, 2013, 2012 and 2011 [and Cumulative Losses Since Inception March 31, 2005 to June 30, 2013]

Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012, and 2011 [and Cumulative Since Inception to June 30, 2013]

Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2013, 2012, and 2011

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
Date: September 9, 2013
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

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	President and Chief Executive Officer/Director	September 9, 2013
Christopher Crupi

/s/ CARLO BUFFONE	Chief Financial Officer	September 9, 2013
Carlo Buffone

/s/ JOHN CARDEN	Director	September 9, 2013
John Carden

/s/ ELISEO GONZALEZ-URIEN	Director	September 9, 2013
Eliseo Gonzalez-Urien

/s/ MICHEL YVAN STINGLHAMBER	Director	September 9, 2013
Michel Yvan Stinglhamber

/s/ ROBERT DINNING	Director	September 9, 2013
Robert Dinning

/s/CHRISTOPHER REYNOLDS	Director	September 9, 2013
Christopher Reynolds

/s/SHAWN KENNEDY	Director	September 9, 2013
Shawn Kennedy

 (An Exploration Stage Mining Company)

Index to Consolidated Financial Statements

(Audited)

Year ended June 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold and Silver Corp. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheets of Paramount Gold and Silver Corp. (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013 and from the date of inception (March 29, 2005) through June 30, 2013. We also have audited the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2013 and from the date of inception (March 29, 2005) through June 30, 2013 in conformity with generally accepted accounting principles in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

MNP LLP

Vancouver, BC
September 6, 2013

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at June 30, 2013 and June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

	As at June 30,	As at June 30,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$11,524,051	$12,500,708
Short-term investments	-	7,500,000
Amounts receivable	1,207,247	1,458,365
Prepaid and deposits	212,197	354,667
Prepaid insurance, current portion (Note 11)	245,215	245,215
Marketable Securities (Note 3)	450,000	-
Total Current Assets	13,638,710	22,058,955
Non-Current Assets
Mineral properties (Note 8)	51,875,798	50,479,859
Property and equipment (Note 9)	432,287	458,937
Prepaid insurance, non current portion (Note 11)	122,607	367,822
Reclamation bond (Note 11)	2,718,384	2,754,316
Total Non-Current Assets	55,149,076	54,060,934

Total Assets	$68,787,786	$76,119,889

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$298,281	$1,364,419
Warrant liability (Note 4)	-	10,746,787
Total Current Liabilities	298,281	12,111,206

Non-Current Liabilities
Reclamation and environmental obligation (Note 11)	1,263,584	1,198,179
Total Liabilities	$1,561,865	13,309,385

Stockholders' Equity
Capital Stock, par value $0.001 per share; authorized 200,000,000 shares, 155,731,068 issued and outstanding at June 30, 2013 and 147,412,603 shares issued and outstanding at June 30, 2012	155,732	147,413
Additional paid in capital	168,773,335	151,564,888
Contributed surplus	13,583,315	12,892,174
Deficit accumulated during the exploration stage	(115,217,521)	(101,729,241)
Accumulated other comprehensive income (loss)	(68,940)	(64,730)
Total Stockholders' Equity	67,225,921	62,810,504

Total Liabilities and Stockholders' Equity	$68,787,786	$76,119,889

Subsequent Events (Note 14)

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2013, June 30, 2012 and June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011	Cumulative Since Inception to June 30, 2013

Revenue
Interest income	$44,772	$42,660	$118,870	$1,224,264
Gain on sale of mineral property	4,421,233	-	-	4,421,233
Other income	61,531	73,130	180,833	315,494
Total Revenue	$4,527,536	$115,790	$299,703	$5,960,991

Expenses:
Incorporation costs	-	-	-	1,773
Exploration	12,352,346	13,427,376	7,984,774	57,561,759
Professional fees	1,208,649	1,166,881	1,280,869	9,881,453
Directors compensation	940,802	1,357,051	813,154	3,252,231
Travel & lodging	222,317	224,705	212,999	1,709,269
Corporate communications	308,600	440,382	260,309	4,126,389
Consulting fees	369,592	475,087	464,790	15,114,289
Office & administration	456,939	451,773	333,789	3,598,334
Interest & service charges	12,132	10,648	12,643	132,265
Loss on disposal of property and equipment	-	-	-	44,669
Insurance	349,509	323,777	317,457	1,266,615
Depreciation	64,555	77,155	73,299	511,288
Accretion	167,744	153,704	119,884	441,332
Miscellaneous	-	-	-	203,097
Financing & listing fees	-	-	-	(22,024)
Acquisition expenses	-	-	262,764	1,505,334
Income and other taxes	-	-	13,015	64,747
Write down of mineral property	-	100,000	10,000	1,856,049
Total Expenses	16,453,185	18,208,539	12,159,746	101,248,869
Net Loss before other items	$11,925,649	$18,092,749	$11,860,043	$95,287,878

Other items
Change in fair value of equity conversion right	-	-	169,081	990,236
Other than temporary impairment of marketable securities	4,050,000	-	-	4,050,000
Write down of other assets	20,246	-	-	20,246
Change in fair value of warrant liability	(2,507,615)	(6,167,873)	16,421,412	14,702,429
Loss on sale of marketable securities	-	166,732	-	166,732
Net Loss	$13,488,280	$12,091,608	$28,450,536	$115,217,521

Other comprehensive loss
Foreign currency translation adjustment	4,210	113,460	(492,405)	68,940
Unrealized loss on available-for-sale-securities	-	(30,945)	30,945	-
Total Comprehensive Loss for the Period	$13,492,490	$12,174,123	$27,989,076	$115,286,461

Loss per Common share
Basic	$0.09	$0.09	$0.21
Diluted	$0.09	$0.09	$0.21

Weighted Average Number of Common	149,926,235	139,466,595	130,677,585
Shares Used in Per Share Calculations
Basic
Diluted	149,926,235	139,466,595	130,677,585

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flow
For the Years Ended June 30, 2013, June 30, 2012 and June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011	Cumulative Since Inception to June 30, 2013

Net Gain (Loss)	$(13,488,280)	$(12,091,608)	$(28,450,536)	$(115,217,521)
Adjustment for:
Depreciation	64,555	77,155	73,299	511,288
Loss on disposal of assets	-	-	-	44,669
Stock based compensation	1,234,115	1,918,724	1,200,875	20,811,238
Accrued interest	-	-	-	(58,875)
Write-down of mineral properties	-	100,000	10,000	1,856,049
Accretion expense	167,744	153,704	119,884	441,332
Change in reclamation	(3,413)	(5,312)	63,592	54,866
Insurance expense	245,215	245,213	182,235	672,663
Other non cash transactions	(4,421,233)	205,474	(899)	(4,216,658)
Other than temporary impairement of marketable securities	4,050,000	-	-	4,050,000
Change in fair value of equity conversion right	-	-	169,081	990,236
Change in fair value of warrant liability	(2,507,615)	(6,167,873)	16,421,412	14,702,429
(Increase) Decrease in accounts receivable	251,118	167,359	(30,679)	(1,123,821)
(Increase) Decrease in prepaid expenses	142,470	(320,415)	11,116	(212,197)
Increase (Decrease) in accounts payable	(1,066,138)	595,247	(1,544,935)	(1,585,502)
Cash used in operating activities	$(15,331,462)	$(15,122,332)	$(11,775,554)	$(78,279,804)

Sale (purchase) of marketable securities	-	144,690	-	144,690
Increase of reclamation bond	(62,994)	(82,678)	-	(145,672)
Sale (purchase) of GIC receivable	7,500,000	(7,500,000)	-	58,875
Notes receivable issued	-	-	243,495	21,365
Purchase of equity conversion right	-	-	-	(1,337,700)
Purchase of mineral properties	(1,460,000)	(100,000)	-	(8,669,870)
Sale of mineral properties	(14,706)	-	(191,061)	(14,706)
Cash acquired on acquisition of X-Cal	-	-	843,101	843,101
Purchase of equipment	(37,905)	(48,352)	(10,989)	(988,119)
Cash provided by (used in) investing activities	$5,924,395	$(7,586,340)	$884,546	$(10,088,036)

Demand notes payable issued	-	-	-	105,580
Issuance of capital Stock	8,434,620	20,633,600	3,707,339	99,900,199
Cash provided by financing activities	$8,434,620	$20,633,600	$3,707,339	$100,005,779

Effect of exchange rate changes on cash	(4,210)	(113,460)	492,405	(113,888)

Change in cash during period	(976,657)	(2,188,533)	(6,691,264)	11,524,051

Cash at beginning of period	12,500,708	14,689,241	21,380,505	-
Cash at end of period	$11,524,051	$12,500,708	$14,689,241	$11,524,051

Supplemental Cash Flow Disclosure
Cash	$6,487,859	$3,125,789	3,680,404
Cash Equivalents	$5,036,192	$9,374,919	11,008,837

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholders’ Equity
As at June 30, 2013, June 30, 2012 and June 30, 2011
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balance at inception	—	$—	$—	$—	$—	$—	$—
Capital issued for financing	139,933,078	139,933	47,476,898	—	—	—	47,616,831
Capital issued for services	5,342,304	5,342	10,160,732	—	—	—	10,166,074
Capital issued from stock options and warrants exercised	8,735,987	8,736	16,611,175		(4,078,272)		12,541,639
Capital issued for mineral properties	17,678,519	17,679	16,197,567	—	—	—	16,215,246
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Returned to treasury	(61,660,000)	(61,660)	61,660	—	—	—	—
Fair value of warrants	—	—	—	—	12,073,546	—	12,073,546
Stock based compensation	—	—	—	—	6,442,812	—	6,442,812
Transition adjustment (Note 2)	—	—	—	(12,637,875)	(3,612,864)		(16,250,739)
Foreign currency translation	—	—	—	—	—	(443,675)	(443,675)
Net Loss	—	—	—	(48,549,222)	—	—	(48,549,222)
Balance at June 30, 2010	110,069,579	$110,069	$90,613,573	$(61,187,097)	$10,825,222	$(443,675)	$39,918,092
Capital issued for financing	19,395	19	23,970	—	—	—	23,989
Capital issued from stock options and warrants exercised	4,153,085	4,154	10,219,361	—	(1,053,645)	—	9,169,870
Capital issued for acquisition	22,007,453	22,007	28,807,756	—	314,790	—	29,144,553
Stock based compensation	—	—	—	—	1,200,875	—	1,200,875
Foreign currency translation	—	—	—	—	—	492,405	492,405
Unrealized loss on available for sale securities	—	—	—	—	—	(30,945)	(30,945)
Net Loss	—	—	—	(28,450,536)	—	—	(28,450,536)
Balance at June 30, 2011	136,249,512	$136,249	$129,664,660	$(89,637,633)	$11,287,242	$17,785	$51,468,303
Capital issued for financing	10,417,776	10,418	20,335,755	—	—	—	20,346,173
Capital issued from stock options and warrants exercised	345,315	346	600,873	—	(313,792)	—	287,427
Capital issued for mineral properties	400,000	400	963,600	—	—	—	964,000
Stock based compensation	—	—	—	—	1,918,724	—	1,918,724
Foreign currency translation	—	—	—	—	—	(113,460)	(113,460)
Unrealized loss on available for sale securities	—	—	—	—	—	30,945	30,945
Net Loss	—	—	—	(12,091,608)	—	—	(12,091,608)
Balance at June 30, 2012	147,412,603	$147,413	$151,564,888	$(101,729,241)	$12,892,174	$(64,730)	$62,810,504
Capital issued from stock options and warrants exercised	8,318,465	8,319	17,208,447	—	(542,974)	—	16,673,792
Stock based compensation	—	—	—	—	1,234,115	—	1,234,115
Foreign currency translation	—	—	—	—	—	(4,210)	(4,210)
Net Loss	—	—	—	(13,488,280)	—	—	(13,488,280)
Balance at June 30, 2013	155,731,068	$155,732	$168,773,335	$(115,217,521)	$13,583,315	$(68,940)	$67,225,921

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
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

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities.  The securities are measured at fair market value in the financial statements with unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to other income, net, realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income or expenses. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other than temporary.

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
For the Year Ended June 30, 2013
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
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

1.	Principle Accounting Policies (Continued):

Property and Equipment

Equipment is recorded at cost less accumulated depreciation.  All equipment is amortized over its estimated useful life at the following annual rates:

Computer equipment	30% declining balance
Equipment	20% declining balance
Furniture and fixtures	20% declining balance
Exploration equipment	20% declining balance

Income Taxes

Income taxes are determined using assets and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB ASC 740 as of its inception. Pursuant to FASB ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future periods; and accordingly is offset by a valuation allowance. FIN No.48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in our Consolidated Statements of Operations and Comprehensive Loss. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

Net Income (Loss) Per Share

Basic earnings(loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during each period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the years ended June 30, 2013, 2012 and 2011 the shares of common stock equivalents related to outstanding stock option and stock purchase warrants have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

Revenue Recognition

Revenue is recognized when persuasive evidence that an agreement exists, the risks and rewards of ownership pass to the purchaser, the selling price is fixed and determinable; or collection is reasonably assured.  The passing of title to the purchaser is based on the terms of the purchase and sale agreement.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

Concentration of Credit Risk and Amounts Receivable

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At June 30, 2013, the balances of approximately $6.4 million were in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

Foreign Currency

The parent company’s functional currency is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries are the U.S. Dollar and the Canadian Dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date.   Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss. The aggregate foreign transaction loss for the year ended June 30, 2013 is $144,192.

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

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. SAB No. 114 became effective March 28, 2011.  The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

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
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

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

3.	Marketable Securities and Investments:

The following table summarizes the Company’s available-for sale securities on hand as of June 30, 2013:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Realized Gains	Fair Value
Marketable securities at June 30, 2013	$4,500,000	$4,050,000	$450,000	-	-	$450,000

The marketable securities reflected in the table above include common stock of a single entity involved in the exploration of precious metals.  The Company performs a quarterly assessment on its marketable securities with unrealized losses to determine if the security is other than temporarily impaired.  Based on an evaluation by management, the Company determined that the severity of the impairment (approximately 75 percent less than cost), that the unrealized losses are other than temporary, as a result, an other than temporary impairment charge of $4,050,000 was recorded for the year ended June 30, 2013 for securities with a cost basis of $4,500,000.   Also subsequent to the period end (Note 14), the Company sold the marketable securities for $450,000.

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
For the Year Ended June 30, 2013
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

		Fair Value at June 30, 2013			June 30, 2012
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,524,051	11,524,051	-	-	12,500,708
Short-term investments	-	-			7,500,000
Marketable Securities	450,000	-	450,000	-	-

Liabilities
Warrant liability	$-	-	-	-	10,746,787

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

The estimated fair value of warrants and options accounted for as liabilities was determined on the date of closing and marked to market at each financial reporting period.  The change in fair value of the warrants is recorded in the statement of operations as a gain (loss) and is estimated using the Black-Scholes option-pricing model with the following inputs:

	June 30, 2013	June 30, 2012
Risk free interest rate	N/A	0.23%
Expected life of warrants and options	N/A	Less than 1 year
Expected stock price volatility	N/A	70.1%
Expected dividend yield	N/A	0%

The changes in fair value of the warrants for the years ended June 30, 2013 and 2012 were as follows:

	2013	2012
Balance at beginning of year	$10,746,787	$16,914,660
Issuance of warrants and options	-	-
Change in fair value recorded in earnings	(2,507,615)	(6,167,873)
Transferred to equity upon exercise	(8,239,172)	-
Balance at end of year	$-	$10,746,787

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

5.	Non-Cash Transactions:

During the years ended June 30, 2013, 2012 and 2011, the Company entered into certain non-cash activities as follows:

	2013	2012	2011
Operating and Financing Activities
From issuance of shares for acquisitions	$-	$-	$29,144,553
From issuance of shares for cashless exercise of options	$113,975	$16,455	$1,016,273
From issuance of shares for mineral properties	$-	$964,000	$-
Receipt of shares for sale of mineral properties	$4,421,233	$-	$-

6.	Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 per share.  At June 30, 2013 there were 155,731,068 shares issued and outstanding and 147,412,603 shares issued and outstanding at June 30, 2012.

During year ended June 30, 2013, the Company issued a total of 8,318,465 common shares which are summarized as follows:

	Common Shares
	2013	2012	2011
Financing	-	10,417,776	19,395
For acquisition of companies	-	-	22,007,453
Acquisition of mineral properties	-	400,000	-
For exercise of warrants and options	8,318,465	345,315	4,153,085
	8,318,465	11,163,091	26,179,933

For the year ended June 30, 2013, the Company issued 618,465 shares for the exercise of options and received cash in the amount of $564,680.  The exercise price of these options ranged from $0.65 to $1.46.

Also during the year ended June 30, 2013, the Company issued 7,700,000 shares for the exercise of warrants and received cash in the amount of $7,869,939.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
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

	June 30, 2013	June 30, 2012
WA Risk free interest rate	0.15%	0.22%
WA Expected dividend yield	0%	0%
WA Expected stock price volatility	64%	77%
WA Expected life of options	2.9 years	3.4 years

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

Changes in the Company’s stock options for the year ended June 30, 2013 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	2,785,000	$0.91	2.40	$1,261,750
Issued	1,999,375	2.09
Cancelled/Expired	(200,000)	1.75
Exercised	(2,423,255)	1.08		$3,311,224
Outstanding at June 30, 2011	2,161,120	$1.74	2.08	$3,280,911
Issued	1,693,500	2.50
Cancelled / Expired	(370,500)	2.64
Exercised	(355,000)	0.83		$418,663
Outstanding at June 30, 2012	3,129,120	$2.16	2.41	$1,166,543
Issued	1,545,500	1.80
Cancelled/Expired	(200,000)	2.43
Exercised	(698,120)	1.04		$647,259
Outstanding at June 30, 2013	3,776,500	$2.20	2.28	$0
Exercisable at June 30, 2013	3,586,501	$2.18	2.30	$0

At June 30, 2013, there were 3,776,500 options outstanding. Options outstanding above that have not been vested at period end are 189,999 which have a maximum service term of 1- 3 years. The vesting of these options is dependent on market conditions which have yet to be met.   As of June 30, 2013, there was $162,082 of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 2.2 years.

A summary of the non-vested options as of June 30, 2013, 2012 and 2011 and changes during the fiscal years ended June 30, 2013, 2012 and 2011 is as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at June 30, 2010	831,252	$0.79
Issued	1,999,375	0.85
Vested	(2,550,628)	0.71
Forfeited	(50,000)	1.15
Non-vested at June 30, 2011	229,999	$2.12
Issued	1,693,500	$1.23
Vested	(1,168,500)	1.03
Forfeited	(50,000)	1.29
Non-vested at June 30, 2012	704,999	$1.84
Issued	1,545,500	0.59
Vested	(2,060,500)	0.88
Forfeited	-	-
Non-vested at June 30, 2013	189,999	$2.12

For the year ended June 30, 2013 the Company recognized stock based compensation expense in the amount of $1,234,115   (2012 - $1,918,724, 2011 - $1,200,875).

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

7.	Related Party Transactions:

During the year ended June 30, 2013, directors received cash payments in the amount of $198,000 (2012 - $240,500, 2011 - $215,000) for their services as directors or members of committees of the Company’s Board.   During the year ended June 30, 2013, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $742,802  (2012 -$1,116,551, 2011 -$598,153)

During the year ended June 30, 2013 the Company made payments of $85,164 (2012 - $93,656, 2011 -$96,080) pursuant to a premises lease agreement to a corporation in which an officer is a shareholder.

All transactions with related parties are made in the normal course of operations and measured at exchange value.

8.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2013	June 30, 2012
Iris Royalty	50,000	50,000
San Miguel Project	23,452,263	21,992,263
Sleeper	25,891,490	25,891,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
Reese River	-	64,061
	$51,875,798	$50,479,859

San Miguel Project:

The 100% owned San Miguel Project is located in southwestern Chihuahua, a state in Northern Mexico.  It consists of 40 mining concessions which total approximately 551 square miles. The concessions were acquired from 2005 to 2012 over a series of transactions with third parties. Cumulative exploration expenses incurred since March 2005 to June 30, 2013 are $38,698,233.

For the year ended June 30, 2013, the Company exercised two options to acquire 11 mining concessions located in Mexico and related to its San Miguel project.  These 11 concessions are subject to a net smelter return of 2.0%.  In consideration for the mining concessions, the Company has made cash payments totaling $1,693,000.   Included in the payment is a value added tax amount of $233,000 due from the Mexican Government.

Sleeper:

The Sleeper Gold Project was acquired through our acquisition of X-Cal Resources Ltd. in August 2010.  Sleeper is located in northern Nevada approximately 26 miles northwest of the town of Winnemucca.  When acquired in 2010, the Sleeper Gold Mine consisted of 1,044 unpatented mining claims.  In August 2011 and July 2012, the Company has staked a total of 1,526 additional unpatented lode mining claims.   Cumulative exploration expenses incurred since August 2010 to June 30, 2013 are $11,081,437.

Mill Creek:

The Mill Creek property consists of 36 unpatented lode mining claims totaling 720 acres south of Battle Mountain Nevada.

Spring Valley:

The Spring Valley property consists of 38 unpatented lode mining claims located in Pershing County, Nevada.

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

Reese River:

For the year ended June 30, 2013, the Company sold its Reese River property located in north central Nevada consisting of 148 unpatented lode mining claims with a recorded book value of $64,061 to Valor Gold Corp. for $21,000 in cash and 6 million restricted shares of Valor Gold Corp. with a market value of $7,440,000.  To reflect the restriction of sale of these common shares as defined by Rule 144 of the U.S. Securities and Exchange Commission, the Company applied a discount of approximately 40% to the market value and recorded the investment with a cost basis of $4,500,000.  The discount was calculated using the Chaffee European Put Option Model.  A gain on disposal of mineral property, net of transaction costs, of $4,421,233 has been recorded on the statement of operations.

9.	Property and Equipment:

At June 30, 2013, and 2012, property and equipment consisted of the following:

	2013	2012
Exploration and other equipment	$330,705	$311,053
Buildings and leaseholds	325,207	325,207
Furniture and computer equipment	238,278	220,025
Subtotal	894,190	856,285
Accumulated depreciation	(461,903)	(397,348)
Total	432,287	458,937

During the year ended June 30, 2013, net additions to property, and equipment were $37,905 (2012- $48,352). During the year ended June 30, 2013 the Company recorded depreciation of $64,555 (2012-$77,155, 2011 - $ 73,299).

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the year ended June 30, 2013:

	United States	Mexico	Total
Interest income	$35,257	$9,515	$44,772
Gain on sale of mineral property	4,421,233	-	4,421,233
Other income	57,500	4,031	61,531
Total income	$4,513,990	$13,546	$4,527,536

Expenses:
Exploration	6,218,903	6,133,443	12,352,346
Professional fees	1,208,649	-	1,208,649
Directors compensation	940,802	-	940,802
Travel and lodging	222,317	-	222,317
Corporate communications	308,600	-	308,600
Consulting fees	369,592	-	369,592
Office and administration	362,815	94,124	456,939
Interest and service charges	9,198	2,934	12,132
Insurance	349,509	-	349,509
Depreciation	33,091	31,464	64,555
Accretion	167,744	-	167,744
Total Expenses	10,191,220	6,261,965	16,453,185
Net loss before other items	$5,677,230	$6,248,419	$11,925,649

Other items
Other than temporary impairment of marketable securities	4,050,000	-	4,050,000
Write down of other assets	20,246	-	20,246
Change in fair value of warrant liability	(2,507,615)	-	(2,507,615)
Net Loss (Gain)	$7,239,861	$6,248,419	$13,488,280

Other comprehensive loss (gain)
Foreign currency translation adjustment	4,210	-	4,210
Total Comprehensive Loss for the Period	$7,244,071	$6,248,419	$13,492,490

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the year ended June 30, 2012:

	United States	Mexico	Total
Interest income	$32,869	$9,791	$42,660
Other income	73,130	-	73,130
Total income	$105,999	$9,791	$115,790

Expenses:
Exploration	4,479,783	8,947,593	13,427,376
Professional fees	1,166,881	-	1,166,881
Directors compensation	1,357,051	-	1,357,051
Travel and lodging	224,705	-	224,705
Corporate communications	440,382	-	440,382
Consulting fees	475,087	-	475,087
Office and administration	383,691	68,082	451,773
Interest and service charges	7,480	3,168	10,648
Insurance	323,777	-	323,777
Depreciation	41,027	36,128	77,155
Accretion	153,704	-	153,704
Write-down of mineral properties	-	100,000	100,000
Total Expenses	9,053,568	9,154,971	18,208,539
Net loss before other items	$8,947,569	$9,145,180	$18,092,749

Other items
Change in fair value of warrant liability	(6,167,873)	-	(6,167,873)
Loss on sale of marketable securities	166,732	-	166,732
Net Loss	$2,946,428	$9,145,180	$12,091,608

Other comprehensive loss
Foreign currency translation adjustment	113,460	-	113,460
Unrealized loss on available for sale securities	(30,945)		(30,945)
Total Comprehensive Loss for the Period	$3,028,943	$9,145,180	$12,174,123

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the year ended June 30, 2011:

	United States	Mexico / Latin America	Total
Interest income	$81,265	$37,605	$118,870
Other income	178,230	2,603	180,833
Total income	$259,495	$40,208	$299,703

Expenses:
Exploration	4,516,969	3,467,805	7,984,774
Professional fees	1,280,869	-	1,280,869
Directors compensation	813,154	-	813,154
Travel and lodging	212,999	-	212,999
Corporate communications	260,309	-	260,309
Consulting fees	464,790	-	464,790
Office and administration	297,702	36,087	333,789
Interest and service charges	9,586	3,057	12,643
Insurance	317,457	-	317,457
Depreciation	20,161	53,138	73,299
Accretion	119,884	-	119,884
Acquisition Expenses	262,764	-	262,764
Write off of mineral property	-	10,000	10,000
Income and other taxes	13,015	-	13,015
Total Expenses	8,589,659	3,570,087	12,159,746
Net loss before other items	$8,330,164	$3,529,879	$11,860,043

Other item
Change in fair value of equity conversion right	169,081	-	169,081
Change in fair value of warrant liability	16,421,412	-	16,421,412
Net Loss	$24,920,657	$3,529,879	$28,450,536

Other comprehensive loss
Foreign currency translation adjustment	(492,405)	-	(492,405)
Unrealized loss on available for sale securities	30,945	-	30,945
Total Comprehensive Loss for the Period	$24,459,197	$3,529,879	$27,989,076

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Assets by geographical segment:

	United States	Mexico	Total
June 30, 2013
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	66,595	365,692	432,287

June 30, 2012
Mineral properties	28,337,596	22,142,263	50,479,859
Property and equipment	$99,686	$359,251	$458,937

11.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the current and non-current prepaid insurance balance at June 30, 2013 is $367,822 (2012 - $613,037).

As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  For the year ended June 30, 2013, the Company and the Bureau of Land Management of Nevada reviewed the previous reclamation cost estimates for the exploration activities of the Company and determined an increase in those estimates was required.  As a result, the Company provided additional bonding to the Bureau of Land Management and increased the balance of the commutation account by $62,994.   The balance of the commutation account at June 30, 2013 is $2,718,384 (2012 - $2,754,316).

Reclamation and environmental costs are based principally on legal requirements.  Management estimates costs associated with reclamation of mineral properties and properties under mine closure.  On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The asset retirement obligation at the Sleeper Gold Project has been measured using the following variables:  1)Expected costs for earthwork, re-vegetation, in-pit water treatment, on-going monitoring, labor and management, 2)Inflation adjustment, and 3) Market risk premium.  The sum of the expected costs by year is discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement obligation to the time it incurs the obligation.    The reclamation and environmental obligation recorded on the balance sheet is equal to the present value of the estimated costs.

Changes to the Company’s asset retirement obligations are as follows:

	June 30, 2013	June 30, 2012
Balance at beginning of period	$1,198,179	$1,143,892
Accretion expense	167,744	153,704
Payments	(102,339)	(99,417)
Balance at end of period	$1,263,584	$1,198,179

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

12.	Income Taxes:

At June 30, 2013, the Company has net operating loss carry forwards in the United States of $28,859,989 (2012 - $31,619,622, 2011 - $22,595,854) expiring between the years 2026 and 2033 which are available to reduce future taxable income. As at June 30, 2013, the Company has non-capital loss carry forwards in Canada of $5,227,394 (2012 - $6,369,054, 2011 - $6,643,964) expiring between 2014 and 2032 which are available to reduce future taxable income.  As at June 30, 2013 the Company has net operating loss carry forwards in Mexico of $42,765,556 (2012 - $35,150,063, 2011 - $30,481,764) which are available to reduce future taxable income. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2013 are as follows:

	2013	2012
United States
Property and equipment	$(14,590)	$(16,554)
Mineral properties	1,989,277	1,248,312
Asset retirement obligation	429,619	407,381
Stock options	319,942	-
Marketable securities	1,377,000	-
Capital losses	-	733,264
Net operating losses	9,812,396	10,750,672

Canada
Property and equipment	55,101	56,837
Financing costs	-	2,825
Non-capital losses	1,306,849	1,592,264

Mexico
Property and equipment	(98,190)	97,768
Net operating losses	11,974,356	8,632,218

	$27,151,760	$23,504,986
Valuation allowance	(27,151,760)	(23,504,986)
Net deferred tax asset	$-	$-

The income tax expense differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2013	2012
Income (Loss) Before Taxes	$(13,488,280)	$(12,091,608)
US Statutory tax rate	34.00%	34.00%
Expected income tax (recovery)	(4,586,015)	(4,111,147)
Non-deductible items	320,689	(145,571)
Change in estimates	(2,914,962)	-
Other	3,042,307	-
Change in enacted tax rate	152,310	(1,119,555)
Functional currency adjustments	38,171	-
Foreign Tax Rate Difference	300,726	524,715
Change in Valuation Allowance	3,646,774	4,851,558
Total income taxes (recovery)	$-	$-

Current income tax expense (recovery)	-	-
Deferred tax expense (recovery)	-	-
	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
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

As at June 30, 2013 and 2012, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2009 through 2012. Loss carryforwards generated or utilized in years earlier than 2009 are also subject to examination and adjustment. The Company has no income tax examinations in process.

13.	Summary of Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations for the years ended June 30, 2013 and 2012:

2013	Q1	Q2	Q3	Q4
Net sales	$-	$-	$-	$-
Net loss (gain) before other items	4,327,343	(203,869)	3,905,246	3,896,929
Net loss (gain)	5,859,463	(2,739,165)	2,400,807	7,967,175
Net loss (gain) per Common Share
Basic	$0.04	$(0.02)	$0.02	$0.05
Diluted	$0.04	$(0.02)	$0.02	$0.05

2012	Q1	Q2	Q3	Q4
Net sales	$-	$-	$-	$-
Net loss before other items	4,698,364	3,868,545	4,935,533	4,590,307
Net loss (gain)	(869,894)	2,152,813	5,326,448	5,482,241
Net loss (gain) per Common Share
Basic	$(0.01)	$0.02	$0.04	$0.04
Diluted	$(0.01)	$0.02	$0.04	$0.04

The accompanying notes are an integral part of the consolidated financial statements

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

Included in the 2013 Q2 net gain before other items of $203,869 and net gain of $2,739,165 is a year-end adjustment of $2,940,000 which reduced the net gain before other items of $3,143,869 and the net gain of $5,679,165 previously reported on Form 10Q for the three month period ended December 31, 2012.  The adjustment reflects the reduction in gain on sale of mineral property resulting from the discount applied to the restricted shares received as consideration (Note 8).

14.	Subsequent Events:

On July 30, 2013, the Company sold 6 million shares of common stock of Valor Gold Corporation for proceeds of approximately $450,000.

On August 7, 2013, the Company purchased convertible preferred shares of Pershing Gold Corporation, a gold exploration and development company, in the amount of $499,550.

On August 15, 2013, the Company granted 105,000 stock options vesting immediately with a three year term and an  exercise price of $1.62 per share.

The accompanying notes are an integral part of the consolidated financial statements