Form 10-Q
period 2013-09-30
PARAMOUNT GOLD & SILVER CORP.
filed 2013-11-07
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☑☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 155,731,068 shares of Common Stock, $.001 par value as of November 4, 2013.

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

PARAMOUNT GOLD AND SILVER CORP.

(An Exploration Stage Mining Company)

Condensed Consolidated Interim Financial Statements

(Unaudited)

Period ended September 30, 2013 and 2012

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at September 30, 2013 and June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

	As at September 30,	As at June 30,
	2013	2013
Assets

Current Assets
Cash and cash equivalents	$9,513,802	$11,524,051
Amounts receivable	1,016,308	1,207,247
Prepaid and deposits	599,781	212,197
Prepaid insurance, current portion (Note 11)	245,215	245,215
Marketable securities (Note 3)	604,743	450,000
Total Current Assets	11,979,849	13,638,710
Non-Current Assets
Mineral properties (Note 8)	51,875,798	51,875,798
Property and equipment (Note 9)	419,705	432,287
Prepaid insurance, non current portion (Note 11)	61,302	122,607
Reclamation bond (Note 11)	2,700,548	2,718,384
Total Non-Current Assets	55,057,353	55,149,076

Total Assets	$67,037,202	$68,787,786

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$332,977	$298,281
Total Current Liabilities	332,977	298,281

Non-Current Liabilities
Reclamation and environmental obligation (Note 11)	1,275,475	1,263,584
Total Liabilities	$1,608,452	$1,561,865

Stockholders' Equity
Capital Stock, par value $0.001 per share; authorized 200,000,000 shares, 155,731,068 issued and outstanding at September 30, 2013 and 155,731,068 shares issued and outstanding at June 30, 2013	155,732	155,732
Additional paid in capital	168,773,335	168,773,335
Contributed surplus	13,680,781	13,583,315
Deficit accumulated during the exploration stage	(117,182,447)	(115,217,521)
Accumulated other comprehensive income (loss)	1,349	(68,940)
Total Stockholders' Equity	65,428,750	67,225,921

Total Liabilities and Stockholders' Equity	$67,037,202	$68,787,786

The accompanying notes are an integral part of the consolidated financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations and Comprehensive Loss
For the Three Month Periods Ended September 30, 2013 and 2012
(Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2013	For the Period Ended September 30, 2012	Cumulative Since Inception to September 30, 2013
Revenue
Interest income	$4,966	$15,778	$1,229,230
Gain on sale of mineral property	-	-	4,421,233
Other income	10,131	7,500	325,625
Total Revenue	15,097	23,278	5,976,088

Expenses:
Incorporation costs	-	-	1,773
Exploration	1,234,257	3,494,470	58,796,016
Professional fees	230,767	193,109	10,112,220
Directors compensation	69,976	143,630	3,322,207
Travel & lodging	42,670	52,795	1,751,939
Corporate communications	54,351	60,614	4,180,740
Consulting fees	122,577	129,593	15,236,866
Office & administration	74,869	123,802	3,673,203
Interest & service charges	2,715	3,604	134,980
Loss on disposal of property and equipment	-	-	44,669
Insurance	102,372	90,616	1,368,987
Depreciation	14,786	16,452	526,074
Accretion	30,683	41,936	472,015
Miscellaneous	-	-	203,097
Financing & listing fees	-	-	(22,024)
Acquisition expenses	-	-	1,505,334
Income and other taxes	-	-	64,747
Write down of mineral property	-	-	1,856,049
Total Expenses	1,980,023	4,350,621	103,228,892
Net Loss before other items	1,964,926	4,327,343	97,252,804

Other items
Change in fair value of equity conversion right	-	-	990,236
Other than temporary impairment of marketable securities	-	-	4,050,000
Write down of other assets	-	-	20,246
Change in fair value of warrant liability	-	1,532,120	14,702,429
Loss on sale of marketable securities	-	-	166,732
Net Loss	1,964,926	5,859,463	117,182,447

Other comprehensive loss (gain)
Foreign currency translation adjustment	34,504	(27,287)	103,444
Unrealized loss (gain) on available-for-sale-securities	(104,793)	-	(104,793)
Total Comprehensive Loss for the Period	$1,894,637	$5,832,176	$117,181,098

Loss per Common share
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Weighted Average Number of Common Shares Used in Per Share Calculations
Basic	155,731,068	147,482,297
Diluted	155,731,068	147,482,297

The accompanying notes are an integral part of the consolidated financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
For the Three Month Periods Ended September 30, 2013 and 2012
(Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2013	For the Period Ended September 30, 2012	Cumulative Since Inception to September 30, 2013

Net Loss	$(1,964,926)	$(5,859,463)	$(117,182,447)
Adjustment for:
Depreciation	14,786	16,452	526,074
Loss on disposal of assets	-	-	44,669
Stock based compensation	97,466	266,039	20,908,704
Accrued interest	-	-	(58,875)
Write-down of mineral properties	-	-	1,856,049
Accretion expense	30,683	41,936	472,015
Change in reclamation	(956)	(30,168)	53,910
Insurance expense	61,305	61,304	733,968
Other non cash transactions	-	-	(4,216,658)
Other than temporary impairment of marketable securities	-	-	4,050,000
Change in fair value of equity conversion right	-	-	990,236
Change in fair value of warrant liability	-	1,532,120	14,702,429
(Increase) Decrease in accounts receivable	190,939	(505,264)	(932,882)
(Increase) Decrease in prepaid expenses	(387,584)	(267,540)	(599,781)
Increase (Decrease) in accounts payable	34,696	(878,839)	(1,550,806)
Cash used in operating activities	$(1,923,591)	$(5,623,423)	$(80,203,395)

Sale (purchase) of marketable securities	(49,950)	-	94,740
Increase of reclamation bond	-	-	(145,672)
Sale (purchase) of GIC receivable	-	4,493,753	58,875
Notes receivable issued	-	-	21,365
Purchase of equity conversion right	-	-	(1,337,700)
Purchase of mineral properties	-	(1,460,000)	(8,669,870)
Sale of mineral properties	-	-	(14,706)
Cash acquired on acquisition of X-Cal	-	-	843,101
Purchase of equipment	(2,204)	(11,730)	(990,323)
Cash provided by (used in) investing activities	$(52,154)	$3,022,023	$(10,140,190)

Demand notes payable issued	-	-	105,580
Issuance of capital Stock	-	52,000	99,900,199
Cash provided by financing activities	$-	$52,000	$100,005,779

Effect of exchange rate changes on cash	(34,504)	27,287	(148,392)

Change in cash during period	(2,010,249)	(2,522,113)	9,513,802

Cash at beginning of period	11,524,051	12,500,708	-
Cash at end of period	$9,513,802	$9,978,595	$9,513,802

Supplemental Cash Flow Disclosure
Cash	$4,706,958	$3,724,759
Cash Equivalents	$4,806,844	$6,253,836

The accompanying notes are an integral part of the consolidated financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Consolidated Statements of Shareholders’ Equity
From Inception to the Three Month Periods Ended September 30, 2013
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balance at inception	—	$—	$—	$—	$—	$—	$—
Capital issued for financing	139,933,078	139,933	47,476,898	—	—	—	47,616,831
Capital issued for services	5,342,304	5,342	10,160,732	—	—	—	10,166,074
Capital issued from stock options and warrants exercised	8,735,987	8,736	16,611,175		(4,078,272)		12,541,639
Capital issued for mineral properties	17,678,519	17,679	16,197,567	—	—	—	16,215,246
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Returned to treasury	(61,660,000)	(61,660)	61,660	—	—	—	—
Fair value of warrants	—	—	—	—	12,073,546	—	12,073,546
Stock based compensation	—	—	—	—	6,442,812	—	6,442,812
Transition adjustment (Note 2)	—	—	—	(12,637,875)	(3,612,864)		(16,250,739)
Foreign currency translation	—	—	—	—	—	(443,675)	(443,675)
Net Loss	—	—	—	(48,549,222)	—	—	(48,549,222)
Balance at June 30, 2010	110,069,579	$110,069	$90,613,573	$(61,187,097)	$10,825,222	$(443,675)	$39,918,092
Capital issued for financing	19,395	19	23,970	—	—	—	23,989
Capital issued from stock options and warrants exercised	4,153,085	4,154	10,219,361	—	(1,053,645)	—	9,169,870
Capital issued for acquisition	22,007,453	22,007	28,807,756	—	314,790	—	29,144,553
Stock based compensation	—	—	—	—	1,200,875	—	1,200,875
Foreign currency translation	—	—	—	—	—	492,405	492,405
Unrealized loss on available for sale securities	—	—	—	—	—	(30,945)	(30,945)
Net Loss	—	—	—	(28,450,536)	—	—	(28,450,536)
Balance at June 30, 2011	136,249,512	$136,249	$129,664,660	$(89,637,633)	$11,287,242	$17,785	$51,468,303
Capital issued for financing	10,417,776	10,418	20,335,755	—	—	—	20,346,173
Capital issued from stock options and warrants exercised	345,315	346	600,873	—	(313,792)	—	287,427
Capital issued for mineral properties	400,000	400	963,600	—	—	—	964,000
Stock based compensation	—	—	—	—	1,918,724	—	1,918,724
Foreign currency translation	—	—	—	—	—	(113,460)	(113,460)
Unrealized loss on available for sale securities	—	—	—	—	—	30,945	30,945
Net Loss	—	—	—	(12,091,608)	—	—	(12,091,608)
Balance at June 30, 2012	147,412,603	$147,413	$151,564,888	$(101,729,241)	$12,892,174	$(64,730)	$62,810,504
Capital issued from stock options and warrants exercised	8,318,465	8,319	17,208,447	—	(542,974)	—	16,673,792
Stock based compensation	—	—	—	—	1,234,115	—	1,234,115
Foreign currency translation	—	—	—	—	—	(4,210)	(4,210)
Net Loss	—	—	—	(13,488,280)	—	—	(13,488,280)
Balance at June 30, 2013	155,731,068	$155,732	$168,773,335	$(115,217,521)	$13,583,315	$(68,940)	$67,225,921
Stock based compensation	—	—	—	—	97,466	—	97,466
Foreign currency translation	—	—	—	—	—	(34,504)	(34,504)
Unrealized loss on available for sale securities	—	—	—	—	—	104,793	104,793
Net Loss	—	—	—	(1,964,926)	—	—	(1,964,926)
Balance at September 30, 2013	155,731,068	$155,732	$168,773,335	$(117,182,447)	$13,680,781	$1,349	$65,428,750

The accompanying notes are an integral part of the consolidated financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2013
(Expressed in United States dollars, unless otherwise stated)

1.	Principal Accounting Policies:

Paramount Gold and Silver Corp. (the “Company”), incorporated under the General Corporation Law of the State of Delaware, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, Minera Gama SA de CV, and X-Cal Resources Ltd.   The Company is an exploration stage mining company in the process of exploring its mineral properties in both the United States and Mexico, and has not yet determined whether its properties contain reserves that are economically recoverable.

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

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  These interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K of Paramount Gold and Silver Corp. for the year ended June 30, 2013.

Use of Estimates

The preparation of these condensed consolidated interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made by management in the accompanying financial statements include collectability of amounts receivable, the adequacy of the Company’s asset retirement obligations and fair value of stock based compensation.

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
For the Three Month Period Ended September 30, 2013
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

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during each period.  Diluted loss per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Concentration of Credit Risk and Amounts Receivable

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize risk of loss.

Impuesto al Valor Agregado taxes (IVA) are recoverable value-added taxes charged by the Mexican government on goods sold and services rendered at a rate of 16%.  Under certain circumstances, these taxes are recoverable by filing a tax return and as determined by the Mexican taxing authority.  Each period, receivables are reviewed for collectability.  When a receivable is determined to not be collectable we allow for the receivable until we are either assured of collection or assured that a write-off is necessary.  Allowances in association with our receivable from IVA from our Mexico subsidiaries are based on our determination that the Mexican government may not allow the complete refund of these taxes.  The Company believes that all amounts recorded as a receivable from the Mexican government will be recovered.

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
For the Three Month Period Ended September 30, 2013
(Expressed in United States dollars, unless otherwise stated)

1.	Principal Accounting Policies (Continued):

Foreign Currency

The parent company’s functional currency is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries are the U.S. Dollar and the Canadian Dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date.   Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss. The aggregate foreign transaction gain for the three month period ended September 30, 2013 is $17,710.

The financial statements of the subsidiaries are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

2.	Recent Accounting Pronouncements Adopted and New Accounting Pronouncements:

         Accounting Pronouncements Adopted During the Period

i)	ASU 2012-04

On July 1, 2013, the Company adopted ASU 2012-04, “Technical Corrections and Improvements”. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

ii)	ASU 2013-02

On July 1, 2013, the Company adopted ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This updated guidance improves the reporting of significant items reclassified out of accumulated other comprehensive income and requires an entity to present, either on the face of the statement where net income is presented or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. Other than requiring additional disclosures, the adoption did not have an effect on our financial position or results of operations.

         New Accounting Pronouncements Not Yet Adopted

i)	ASU 2013-05

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830);  Parents Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.”  This guidance applies to the release of the cumulative translation adjustment into net income when either a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of substance real estate or conveyance of oil and gas, mineral rights) within a foreign entity.  ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods with those years) beginning after December 15, 2013.  We are currently reviewing the provisions of ASU No. 2013-05 on our financial position or results of operations.

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2013
(Expressed in United States dollars, unless otherwise stated)

2.	Recent Accounting Pronouncements Adopted and New Accounting Pronouncements (Continued):

ii)	ASU 2013-11

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits.”  The FASB’s objective is issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  ASU No. 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years.  Early adoption is permitted.  The amendments should be applied to all unrecognized tax benefits that exist as of the effective date.  Entities may choose to apply the amendments retrospectively to each prior reporting period presented.  We are currently assessing the impact of the adoption of this update on our financial position or results of operations.

3.	Marketable Securities:

The following table summarizes the Company’s available-for sale securities on hand as of September 30, 2013 and June 30, 2013:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable securities at September 30, 2013	$499,950	-	-	-	$104,793	$604,743
Marketable securities at June 30, 2013	$4,500,000	$4,050,000	$450,000	-	-	$450,000

In the three month period ended September 30, 2013, the Company recorded an unrealized gain of $104,793 (2012 – $0).  The marketable securities reflected in the table above include a convertible preferred share with an attached purchase warrant of a single entity involved in the exploration of precious metals.  The Company performs a quarterly assessment on its marketable securities with unrealized losses to determine if the security is other than temporarily impaired.

On July 30, 2013, the Company sold 6 million shares of common stock of Valor Gold Corporation for proceeds of approximately $450,000.

On August 7, 2013, the Company purchased convertible preferred shares and stock purchase warrants of Pershing Gold Corporation, a gold exploration and development company, in the amount of $499,950.

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2013
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

		Fair Value at September 30, 2013			June 30, 2013
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,513,802	$9,513,802	$-	$-	$11,524,051
Marketable Securities	$604,743	$-	$604,743	$-	$450,000

The Company’s cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

5.	Non-Cash Transactions:

During the periods ended September 30, 2013 and 2012, the Company entered into certain non-cash activities as follows:

	2013	2012
Operating and Financing Activities From issuance of shares for cashless exercise of options	$-	$34,828

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2013
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 per share.  At September 30, 2013 there were 155,731,068 shares issued and outstanding and 155,731,068 shares issued and outstanding at June 30, 2013.

During the three month period ended September 30, 2013 and 2012, the Company issued the following shares:

	Common Shares
	2013	2012
For exercise of warrants and options	-	133,581
	-	133,581

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

	September 30, 2013	September 30, 2012
WA Risk free interest rate	0.12%	0.18%
WA Expected dividend yield	0%	0%
WA Expected stock price volatility	66%	69%
WA Expected life of options	3 years	2 years

Changes in the Company’s stock options for the period ended September 30, 2013 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2013	3,776,500	$2.20	2.28	$0
Issued	105,000	1.62	-	-
Cancelled / Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2013	3,881,500	$2.19	2.05	$0
Exercisable at September 30, 2013	3,691,501	$2.16	2.07	$0

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2013
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

At September 30, 2013, there were 3,881,500 options outstanding. Options outstanding above that have not vested at period end are 189,999 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.   As of September 30, 2013, there was $138,706 (2012 - $232,204) of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1.66 years.

A summary of the non-vested options as of June 30, 2013 and changes during the three month period ended September 30, 2013 are as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at June 30, 2013	189,999	$2.12
Issued	105,000	0.71
Vested	(105,000)	0.71
Forfeited	-	-
Non-vested at September 30, 2013	189,999	$2.12

For the three period ended September 30, 2013, the Company recognized a stock based compensation expense in the amount of $97,466 (2012 - $266,039).

7.	Related Party Transactions:

During the period ended September 30, 2013, directors earned fees in the amount of $54,000 (2012 -$45,000) for their services as directors or members of committees of the Company’s Board.   During the period ended September 30, 2013, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $15,976 (2012 -$98,630)

All transactions with related parties are made in the normal course of operations and measured at exchange value.

8.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2013	June 30, 2013
Iris Royalty	50,000	50,000
San Miguel Project	23,452,263	23,452,263
Sleeper	25,891,490	25,891,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
	$51,875,798	$51,875,798

San Miguel Project:

The 100% owned San Miguel Project is located in southwestern Chihuahua, a state in Northern Mexico.  It consists of 40 mining concessions which total approximately 551 square miles. The concessions were acquired from 2005 to 2012 over a series of transactions with third parties.

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2013
(Expressed in United States dollars, unless otherwise stated)

8.	Mineral Properties (Continued):

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

Mill Creek:

The Mill Creek property consists of 36 unpatented lode mining claims totaling 720 acres south of Battle Mountain Nevada.

Spring Valley:

The Spring Valley property consists of 38 unpatented lode mining claims located in Pershing County, Nevada.

9.	Property and Equipment:

Property and equipment consist of the following:

	September 30, 2013	June 30, 2013
Exploration and other equipment	$330,705	$330,705
Buildings and leaseholds	325,207	325,207
Furniture and computer equipment	228,048	238,278
Subtotal	883,959	894,190
Accumulated depreciation	(464,254)	(461,903)
Total	$419,705	$432,287

During the period ended September 30, 2013, net additions to property, and equipment were $2,204 (2012- $11,730). During the period ended September 30, 2013 the Company recorded depreciation of $14,786 (2012-$16,452).

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2013
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the period ended September 30, 2013:

	United States	Mexico	Total
Interest income	$4,966	$-	$4,966
Other income	5,000	5,131	10,131
Total income	$9,966	$5,131	$15,097

Expenses:
Exploration	459,000	775,257	1,234,257
Professional fees	230,767	-	230,767
Directors compensation	69,976	-	69,976
Travel and lodging	42,670	-	42,670
Corporate communications	54,351	-	54,351
Consulting fees	122,577	-	122,577
Office and administration	62,062	12,807	74,869
Interest and service charges	1,789	926	2,715
Insurance	102,372	-	102,372
Depreciation	6,587	8,199	14,786
Accretion	30,683	-	30,683
Total Expenses	1,182,834	797,189	1,980,023
Net loss	$1,172,868	$792,058	$1,964,926

Other comprehensive loss(gain)
Foreign currency translation adjustment	34,504	-	34,504
Unrealized loss (gain) on available-for-sale-securities	(104,793)	-	(104,793)
Total Comprehensive Loss for the Period	$1,102,579	$792,058	$1,894,637

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2013
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the period ended September 30, 2012:

	United States	Mexico	Total
Interest income	$15,744	$34	$15,778
Other income	7,500	-	7,500
Total income	$23,244	$34	$23,278

Expenses:
Exploration	1,653,597	1,840,873	3,494,470
Professional fees	193,109	-	193,109
Directors compensation	143,630	-	143,630
Travel and lodging	52,795	-	52,795
Corporate communications	60,614	-	60,614
Consulting fees	129,593	-	129,593
Office and administration	86,260	37,542	123,802
Interest and service charges	2,581	1,023	3,604
Insurance	90,616	-	90,616
Depreciation	8,556	7,896	16,452
Accretion	41,936	-	41,936
Total Expenses	2,463,287	1,887,334	4,350,621
Net loss before other items	$2,440,043	$1,887,300	$4,327,343

Other items
Change in fair value of warrant liability	1,532,120	-	1,532,120
Net Loss	$3,972,163	$1,887,300	$5,859,463

Other comprehensive loss(gain)
Foreign currency translation adjustment	(27,287)	-	(27,287)
Total Comprehensive Loss for the Period	$3,944,876	$1,887,300	$5,832,176

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
For the Three Month Period Ended September 30, 2013
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Assets by geographical segment:

	United States	Mexico	Total
September 30, 2013
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	$357,493	$62,212	$419,705

June 30, 2013
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	$66,595	$365,692	$432,287

11.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the current and non-current prepaid insurance balance at September 30, 2013 is $306,517 (2012 - $551,773).

As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at September 30, 2013 is $2,700,548 (2012 - $2,784,484).

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

Changes to the Company’s asset retirement obligations for the three month period ended September 30, 2013 are as follows:

	September 30, 2013	June 30, 2013
Balance at beginning of period	$1,263,584	$1,198,179
Accretion expense	30,683	167,744
Payments	(18,792)	(102,339)
Balance at end of period	$1,275,475	$1,263,584

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report) and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our June 30, 2013 annual report filed on Form 10-K with the Securities and Exchange Commission on September 9, 2013.

We are an exploratory stage mining company that currently has mining concessions in Mexico and mining claims in Nevada, USA.  We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold project in Nevada but are currently exploring both projects.  The following discussion updates our planned operations for this fiscal year.  It also analyzes our financial condition and summarizes the results of operations for the three month period ended September 30, 2013 and compares those results to the three month period ended September 30, 2012.

Plan of Operation:

Exploration

Mexico

Our plan at the San Miguel Project is to conduct exploration drilling by testing new areas or expanding on known mineralized zones with infill drilling. Over fifty drill holes have been completed since our last material estimate. The Company plans to update this estimate in the second half of 2013. The Company also intends to evaluate silver metallurgical recovery alternatives for the Don Ese Zone.

The Company’s exploration plan and budget for the San Miguel Project will be managed by its in-house technical staff. It will be funded by the Company’s cash on hand, and we have budgeted approximately $2.2 million for the next twelve months.

Nevada

Our plan for our current fiscal year is to continue focusing on our Sleeper Gold Project. Our budget for this period is approximately $2.8 million. The budget activities will include drilling, modeling and metallurgical testing. The drill plans include drilling to obtain metallurgical samples, infill drilling to increase confidence in mineralized material and exploration drilling in the south Sleeper zone.

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

Index
Highlights from Q1 – July 1, 2013 to September 30, 2013

•	At our Sleeper Gold Project in Nevada, we undertook an extensive database review and as a result a total of 473 core and RC holes have been re-logged and new cross-sections were generated. We completed a re-interpreted lithological and structural model which will allow us to plan a new drill program and to update our mineralized material estimate model.
•	We commissioned SRK Consulting to update the Sleeper Gold Project’s material estimate which will incorporate the data from 44 new drill holes totaling over 49,000 ft. completed since the resource estimation used in last year’s PEA.
•	At our San Miguel project in Mexico, our geologists identified a new mineralized zone called San Isidro from surface mapping, rock sampling and alteration analysis. The new structure runs parallel to, and west of Paramount’s previously identified Guazapares Megastructure.
•	In July 2013, we sold 6 million common shares of Valor Gold Corporation in a private transaction and received net proceeds of $450,000. In August 2013, we made an investment in Pershing Gold Corporation in the amount of $499,950.

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of $9,513,802 compared to $11,524,051 as at June 30, 2013.  The decrease of $2,010,249 was the result of the funding of our exploration programs and corporate overhead.

At September 30, 2013, we had a net working capital of $11,646,872. We anticipate our cash expenditures to fund exploration programs and general corporate expenses to be approximately $0.5 million per month for three month period ending December 31, 2013.  Anticipated cash outlays will be funded by our available cash reserves.

At September 30, 2013, the amounts receivable amount of $1,016,308 primarily consisted of value added tax due from the Mexican government.

During the three month period ended September 30, 2013, we sold marketable securities and received $450,000.  This was offset by our investment in a junior exploration company in the amount of $499,950.

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

Comparison of Operating Results for the three month period ended September 30, 2013 to the three month period ended September 30, 2012.

Net Loss

Our net loss before other items for the three month period ended September 30, 2013 was $1,964,926 compared to a loss of $4,327,343 in the comparable period in the prior year.  The decrease in net loss of $2,362,417 or 55% mainly reflects lower exploration expenditures at both the Sleeper Gold Project and the San Miguel Project.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our exploration expenses for the three month period ended September 30, 2013 compared to the comparable prior period decreased by 65% or by $2,260,213.  This decrease was driven by not conducting exploration drilling at either our Sleeper Gold Project or our San Miguel Project.  Exploration efforts for both projects focused on planning, geological modelling, mapping, interpretation and metallurgical testing and analysis.

Index
The following table summarizes our drilling activities at both projects for the three month period ended September 30, 2013 and 2012:

	Three month period ended September 30, 2013		Three month period ended September 30, 2012
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	-	-	17	19,414
Sleeper Gold Project, USA	-	-	14	16,357
Total	-	-	31	35,771

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $482,564 for the three month period ended September 30, 2013.  This is a 4.8% decrease over the comparable three month period in the 2012.

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

The Company’s market risk profile has not changed significantly from its year ended June 30, 2013.

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10-SB filed November 2, 2005

3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8-K filed August 28, 2007

Index
Exhibit Number	Description
3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8-K filed February 26, 2009

3.3	Restated Bylaws, effective April 18, 2005, incorporated by reference to Exhibit 3.3 to Form 10-K filed September 9, 2009

4.1	Registration Rights Agreement, dated March 30, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2007

4.2	Form of Investor Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2007

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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