Form 10-Q
period 2013-12-31
PARAMOUNT GOLD & SILVER CORP.
filed 2014-02-05
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 155,731,068 shares of Common Stock, $.001 par value as of January 31, 2014.

Index
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 contains “forward-looking statements”. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

Period ended December 31, 2013 and 2012

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Balance Sheets
As at December 31, 2013 and June 30, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	As at December 31	As at June 30,
	2013	2013
Assets

Current Assets
Cash and cash equivalents	$6,899,680	$11,524,051
Amounts receivable	1,326,277	1,207,247
Prepaid and deposits	469,915	212,197
Prepaid insurance, current portion (Note 11)	245,215	245,215
Marketable securities (Note 3)	496,152	450,000
Total Current Assets	9,437,239	13,638,710
Non-Current Assets
Mineral properties (Note 8)	51,875,798	51,875,798
Property and equipment (Note 9)	405,250	432,287
Prepaid insurance, non current portion (Note 11)	-	122,607
Reclamation bond (Note 11)	2,695,145	2,718,384
Total Non-Current Assets	54,976,193	55,149,076

Total Assets	$64,413,432	$68,787,786

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$285,517	$298,281
Total Current Liabilities	285,517	298,281

Non-Current Liabilities
Reclamation and environmental obligation (Note 11)	1,299,802	1,263,584
Total Liabilities	$1,585,319	$1,561,865

Stockholders' Equity
Capital Stock, par value $0.001 per share; authorized 200,000,000 shares, 155,731,068 issued and outstanding at December 31, 2013 and 155,731,068 shares issued and outstanding at June 30, 2013	155,732	155,732
Additional paid in capital	168,773,335	168,773,335
Contributed surplus	13,704,151	13,583,315
Deficit accumulated during the exploration stage	(119,708,738)	(115,217,521)
Accumulated other comprehensive income (loss)	(96,367)	(68,940)
Total Stockholders' Equity	62,828,113	67,225,921

Total Liabilities and Stockholders' Equity	$64,413,432	$68,787,786

Subsequent Events (Note 12)

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three and Six Month Periods Ended December 31, 2013 and 2012
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	For the Three Month Period Ended December 31, 2013	For the Six Month Period Ended December 31, 2013	For the Three Month Period Ended December 31, 2012	For the Six Month Period Ended December 31, 2012	Cumulative Since Inception to December 31, 2013
Revenue
Interest income	$1,841	$6,807	$16,867	$32,645	$1,231,071
Gain on sale of mineral property	-	-	4,421,233	4,421,233	4,421,233
Other income	46,745	56,876	54,030	61,530	372,370
Total Revenue	48,586	63,683	4,492,130	4,515,408	6,024,674

Expenses
Incorporation costs	-	-	-	-	1,773
Exploration	1,855,025	3,089,282	3,304,365	6,798,835	60,651,041
Professional fees	204,202	434,970	467,753	660,862	10,316,423
Directors compensation	69,970	139,946	60,972	204,602	3,392,177
Travel & lodging	75,219	117,889	52,250	105,044	1,827,158
Corporate communications	64,287	118,638	46,564	107,178	4,245,027
Consulting fees	46,705	169,282	62,151	191,744	15,283,571
Office & administration	103,361	178,230	145,143	268,944	3,776,564
Interest & service charges	16,132	18,847	2,870	6,477	151,112
Loss on disposal of property and equipment	-	-	-	-	44,669
Insurance	87,448	189,820	87,577	178,192	1,456,435
Depreciation	14,455	29,241	16,680	33,132	540,529
Accretion	30,683	61,366	41,936	83,872	502,698
Miscellaneous	-	-	-	-	203,097
Financing & listing fees	-	-	-	-	(22,024)
Acquisition expenses	-	-	-	-	1,505,334
Income and other taxes	7,389	7,389	-	-	72,136
Write down of mineral property	-	-	-	-	1,856,049
Total Expenses	2,574,876	4,554,900	4,288,261	8,638,882	105,803,769
Net Loss (Gain) before other items	2,526,290	4,491,217	(203,869)	4,123,474	99,779,095

Other items
Change in fair value of equity conversion right	-	-	-	-	990,236
Other than temporary impairment of marketable securities	-	-	-	-	4,050,000
Write down of other assets	-	-	-	-	20,246
Change in fair value of warrant liability	-	-	(2,535,296)	(1,003,176)	14,702,429
Loss on sale of marketable securities	-	-	-	-	166,732
Net (Gain) Loss	2,526,290	4,491,217	(2,739,165)	3,120,298	119,708,738

Other comprehensive loss (gain)
Foreign currency translation adjustment	(10,875)	23,629	15,057	(12,230)	92,569
Unrealized loss (gain) on available-for-sale-securities	108,591	3,798	-	-	3,798
Total Comprehensive Loss (Gain) for the Period	$2,624,006	$4,518,644	$(2,724,108)	3,108,068	$119,805,105

Loss (Gain) per Common share
Basic	$0.02	$0.03	$(0.02)	$0.02
Diluted	$0.02	$0.03	$(0.02)	$0.02

Weighted Average Number of Common	155,731,068	155,731,068	147,546,184	147,514,241
Shares Used in Per Share Calculations
Basic
Diluted	155,731,068	155,731,068	152,095,775	152,133,554

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Cash Flows
For the Six Month Periods Ended December 31, 2013 and 2012
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	For the Six Month Period Ended December 31, 2013	For the Six Month Period Ended December 31, 2012	Cumulative Since Inception to December 31, 2013
Net Loss	$(4,491,217)	$(3,120,298)	$(119,708,738)
Adjustment for:
Depreciation	29,241	33,132	540,529
Loss on disposal of assets	-	-	44,669
Stock based compensation	120,836	289,411	20,932,074
Accrued interest	-	-	(58,875)
Write-down of mineral properties	-	-	1,856,049
Accretion expense	61,366	83,872	502,698
Change in reclamation	(1,909)	(1,492)	52,957
Insurance expense	122,607	122,608	795,270
Non cash gain on sale of mineral property	-	(4,421,233)	(4,216,658)
Other than temporary impairment of marketable securities	-	-	4,050,000
Change in fair value of equity conversion right	-	-	990,236
Change in fair value of warrant liability	-	(1,003,176)	14,702,429
(Increase) Decrease in accounts receivable	(119,030)	233,653	(1,242,851)
(Increase) Decrease in prepaid expenses	(257,718)	(128,639)	(469,915)
Increase (Decrease) in accounts payable	(12,764)	(827,111)	(1,598,266)
Cash used in operating activities	$(4,548,588)	$(8,739,273)	$(82,828,392)

Sale (purchase) of marketable securities	(49,950)	-	94,740
Increase of reclamation bond	-	(29,418)	(145,672)
Sale (purchase) of GIC receivable	-	7,500,000	58,875
Notes receivable issued	-	-	21,365
Purchase of equity conversion right	-	-	(1,337,700)
Purchase of mineral properties	-	(1,460,000)	(8,669,870)
Sale of mineral properties	-	(14,706)	(14,706)
Cash acquired on acquisition of X-Cal	-	-	843,101
Purchase of equipment	(2,204)	(25,745)	(990,323)
Cash provided by (used in) investing activities	$(52,154)	$5,970,131	$(10,140,190)

Demand notes payable issued	-	-	105,580
Issuance of capital stock	-	52,000	99,900,199
Cash provided by financing activities	$-	$52,000	$100,005,779

Effect of exchange rate changes on cash	(23,629)	12,230	(137,517)

Change in cash during period	(4,624,371)	(2,704,912)	6,899,680

Cash at beginning of period	11,524,051	12,500,708	-
Cash at end of period	$6,899,680	$9,795,796	$6,899,680

Supplemental Cash Flow Disclosure
Cash	$2,096,296	$1,696,862
Cash Equivalents	$4,803,384	$8,098,934

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Shareholders’ Equity
From Inception to the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at inception	—	$—	$—	$—	$—	$—	$—
Capital issued for financing	139,933,078	139,933	47,476,898	—	—	—	47,616,831
Capital issued for services	5,342,304	5,342	10,160,732	—	—	—	10,166,074
Capital issued from stock options and warrants exercised	8,735,987	8,736	16,611,175		(4,078,272)		12,541,639
Capital issued for mineral properties	17,678,519	17,679	16,197,567	—	—	—	16,215,246
Capital issued on settlement of notes payable	39,691	39	105,541	—	—	—	105,580
Returned to treasury	(61,660,000)	(61,660)	61,660	—	—	—	—
Fair value of warrants	—	—	—	—	12,073,546	—	12,073,546
Stock based compensation	—	—	—	—	6,442,812	—	6,442,812
Transition adjustment (Note 2)	—	—	—	(12,637,875)	(3,612,864)		(16,250,739)
Foreign currency translation	—	—	—	—	—	(443,675)	(443,675)
Net Loss	—	—	—	(48,549,222)	—	—	(48,549,222)
Balance at June 30, 2010	110,069,579	$110,069	$90,613,573	$(61,187,097)	$10,825,222	$(443,675)	$39,918,092
Capital issued for financing	19,395	19	23,970	—	—	—	23,989
Capital issued from stock options and warrants exercised	4,153,085	4,154	10,219,361	—	(1,053,645)	—	9,169,870
Capital issued for acquisition	22,007,453	22,007	28,807,756	—	314,790	—	29,144,553
Stock based compensation	—	—	—	—	1,200,875	—	1,200,875
Foreign currency translation	—	—	—	—	—	492,405	492,405
Unrealized loss on available for sale securities	—	—	—	—	—	(30,945)	(30,945)
Net Loss	—	—	—	(28,450,536)	—	—	(28,450,536)
Balance at June 30, 2011	136,249,512	$136,249	$129,664,660	$(89,637,633)	$11,287,242	$17,785	$51,468,303
Capital issued for financing	10,417,776	10,418	20,335,755	—	—	—	20,346,173
Capital issued from stock options and warrants exercised	345,315	346	600,873	—	(313,792)	—	287,427
Capital issued for mineral properties	400,000	400	963,600	—	—	—	964,000
Stock based compensation	—	—	—	—	1,918,724	—	1,918,724
Foreign currency translation	—	—	—	—	—	(113,460)	(113,460)
Unrealized loss on available for sale securities	—	—	—	—	—	30,945	30,945
Net Loss	—	—	—	(12,091,608)	—	—	(12,091,608)
Balance at June 30, 2012	147,412,603	$147,413	$151,564,888	$(101,729,241)	$12,892,174	$(64,730)	$62,810,504
Capital issued from stock options and warrants exercised	8,318,465	8,319	17,208,447	—	(542,974)	—	16,673,792
Stock based compensation	—	—	—	—	1,234,115	—	1,234,115
Foreign currency translation	—	—	—	—	—	(4,210)	(4,210)
Net Loss	—	—	—	(13,488,280)	—	—	(13,488,280)
Balance at June 30, 2013	155,731,068	$155,732	$168,773,335	$(115,217,521)	$13,583,315	$(68,940)	$67,225,921
Stock based compensation	—	—	—	—	97,466	—	97,466
Foreign currency translation	—	—	—	—	—	(34,504)	(34,504)
Unrealized loss on available for sale securities	—	—	—	—	—	104,793	104,793
Net Loss	—	—	—	(1,964,927)	—	—	(1,964,927)
Balance at September 30, 2013	155,731,068	$155,732	$168,773,335	$(117,182,448)	$13,680,781	$1,349	$65,428,749
Stock based compensation	—	—	—	—	23,370	—	23,370
Foreign currency translation	—	—	—	—	—	10,875	10,875
Unrealized loss on available for sale securities	—	—	—	—	—	(108,591)	(108,591)
Net Loss	—	—	—	(2,526,290)	—	—	(2,526,290)
Balance at December 30, 2013	155,731,068	$155,732	$168,773,335	$(119,708,738)	$13,704,151	$(96,367)	$62,828,113

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

1.	Principal Accounting Policies:

Paramount Gold and Silver Corp. (the “Company”), incorporated under the General Corporation Law of the State of Delaware, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, Minera Gama SA de CV, and Paramount Nevada Gold Corp. (formerly X-Cal Resources Ltd.).   The Company is an exploration stage mining company in the process of exploring its mineral properties in both the United States and Mexico, and has not yet determined whether its properties contain reserves that are economically recoverable.

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

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

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

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

1.	Principal Accounting Policies (Continued):

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

Foreign Currency

The parent company’s functional currency is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries are the U.S. Dollar and the Canadian Dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date.   Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss. The aggregate foreign transaction loss for the six month period ended December 31, 2013 that is included in the statement of operations is $4,068.

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

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

2.	Recent Accounting Pronouncements Adopted and New Accounting Pronouncements (Continued):

 New Accounting Pronouncements Not Yet Adopted

i)	ASU 2013-05

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830);  Parents Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.”  This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of substance real estate or conveyance of oil and gas, mineral rights) within a foreign entity.  ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods with those years) beginning after December 15, 2013.  We are currently reviewing the provisions of ASU No. 2013-05 on our financial position or results of operations.

ii)	ASU 2013-11

In July 2013, FASB issued ASU 2013-11, “Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits.”  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  ASU No. 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years.  Early adoption is permitted.  The amendments should be applied to all unrecognized tax benefits that exist as of the effective date.  Entities may choose to apply the amendments retrospectively to each prior reporting period presented.  We are currently assessing the impact of the adoption of this update on our financial position or results of operations.

3.	Marketable Securities:

The following table summarizes the Company’s available-for sale securities on hand as of December 31, 2013 and June 30, 2013:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable securities at December 31, 2013	$499,950	-	-	$3,798	-	$496,152
Marketable securities at June 30, 2013	$4,500,000	$4,050,000	$450,000	-	-	$450,000

In the three month period ended December 31, 2013, the Company recorded an unrealized loss of $108,591 (2012 – $0).  In the six month period ended December 31, 2013, the Company recorded an unrealized loss of $3,798 (2012 - $0).    The marketable securities reflected in the table above include a convertible preferred share with an attached purchase warrant of a single entity involved in the exploration of precious metals.  The Company performs a quarterly assessment on its marketable securities with unrealized losses to determine if the security is other than temporarily impaired.

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

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

The three levels of the fair value hierarchy under ASC 820 are described below:

Level1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Leve2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Leve3	Inputs that are both significant to the fair value measurement and unobservable.

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value at December 31, 2013			June 30, 2013
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,899,680	$6,899,680	$-	$-	$11,524,051
Marketable Securities	$496,152	$-	$-	$496,152	$450,000

The Company’s cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

The Company’s marketable securities include convertible preferred stock and stock purchase warrants.  The convertible preferred stock is recorded at fair market value in the financial statements based on quoted market prices of the underlying common stock security with an adjustment made using a European put option model to reflect certain restrictions from resale.  The stock purchase warrants’ fair value is recorded using a Black Scholes options model using inputs such as contractual terms, stock volatility and implied interest rates.  The Company’s marketable securities are classified within Level 3 of the fair value hierarchy.

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

5.	Non-Cash Transactions:

During the six months ended December 31, 2013 and 2012, the Company entered into certain non-cash activities as follows:

	2013	2012
Operating and Financing Activities
From issuance of shares for cashless exercise of options	$-	$34,828

6.	Capital Stock:

a)	Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 per share.  At December 31, 2013 there were 155,731,068 shares issued and outstanding and 155,731,068 shares issued and outstanding at June 30, 2013.

During the six months ended December 31, 2013 and 2012, the Company issued the following shares:

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

The Company did not grant options for the three month periods ending December 31, 2013 and 2012.

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

6.	Capital Stock (Continued):

Changes in the Company’s stock options for the six months ended December 31, 2013 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2013	3,776,500	$2.20	2.28	$0
Issued	105,000	1.62	-	-
Cancelled / Expired	(60,000)	2.47	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2013	3,821,500	$2.18	1.83	$0
Exercisable at December 31, 2013	3,631,501	$2.15	1.85	$0

At December 31, 2013, there were 3,821,500 options outstanding. Options outstanding above that have not vested at period end are 189,999 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.   As of December 31, 2013, there was $115,336 (2012 - $208,832) of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1.44 years.

A summary of the non-vested options as of June 30, 2013 and changes during the six months ended December 31, 2013 are as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at June 30, 2013	189,999	$2.12
Issued	105,000	0.71
Vested	(105,000)	0.71
Forfeited	-	-
Non-vested at December 31, 2013	189,999	$2.12

For the three and six months ended December 31, 2013, the Company recognized a stock based compensation expense in the amount of $23,370 and $120,836 respectively (2012 - $23,297 and $289,411).

7.	Related Party Transactions:

During the three and six months ended December 31, 2013, directors earned fees in the amount of $54,000 and $108,000 respectively (2012 -$45,000 and $90,000) for their services as directors or members of committees of the Company’s Board.   During the three and six months ended December 31, 2013, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $15,970 and $31,946 respectively (2012 -$25,297 and $123,927)

All transactions with related parties are made in the normal course of operations and measured at exchange value.

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

8.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2013	June 30, 2013
Iris Royalty	50,000	50,000
San Miguel Project	23,452,263	23,452,263
Sleeper	25,891,490	25,891,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
	$51,875,798	$51,875,798

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

Mill Creek:

The Mill Creek property consists of 36 unpatented lode mining claims totaling 720 acres south of Battle Mountain Nevada.

Spring Valley:

The Spring Valley property consists of 38 unpatented lode mining claims located in Pershing County, Nevada.

9.	Property and Equipment:

Property and equipment consist of the following:

	December 31, 2013	June 30, 2013
Exploration and other equipment	$330,705	$330,705
Buildings and leaseholds	325,207	325,207
Furniture and computer equipment	240,483	238,278
Subtotal	896,394	894,190
Accumulated depreciation	(491,144)	(461,903)
Total	$405,250	$432,287

During the six months ended December 31, 2013, net additions to property, and equipment were $2,204 (2012- $25,745). During the six months ended December 31, 2013 the Company recorded depreciation of $29,241(2012-$33,132).

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the six months ended December 31, 2013:

	United States	Mexico	Total
Interest income	$6,807	$-	$6,807
Other income	51,745	5,131	56,876
Total income	$58,552	$5,131	$63,683

Expenses:
Exploration	1,007,586	2,081,696	3,089,282
Professional fees	434,970	-	434,970
Directors compensation	139,946	-	139,946
Travel and lodging	117,889	-	117,889
Corporate communications	118,638	-	118,638
Consulting fees	169,282	-	169,282
Office and administration	159,570	18,660	178,230
Interest and service charges	4,014	14,833	18,847
Insurance	189,820	-	189,820
Depreciation	12,842	16,399	29,241
Accretion	61,366	-	61,366
Income and other taxes	7,389	-	7,389
Total Expenses	2,423,313	2,131,587	4,554,900
Net loss	$2,364,761	$2,126,456	$4,491,217

Other comprehensive loss(gain)
Foreign currency translation adjustment	23,629	-	23,629
Unrealized loss (gain) on available-for-sale-securities	3,798	-	3,798
Total Comprehensive Loss for the Period	$2,392,188	$2,126,456	$4,518,644

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the six months period ended December 31, 2012:

	United States	Mexico	Total
Interest income	$26,445	$6,200	$32,645
Gain on sale of mineral property	4,421,233	-	4,421,233
Other income	57,500	4,030	61,530
Total income	$4,505,178	$10,230	$4,515,408

Expenses:
Exploration	3,573,912	3,224,923	6,798,835
Professional fees	660,862	-	660,862
Directors compensation	204,602	-	204,602
Travel and lodging	105,044	-	105,044
Corporate communications	107,178	-	107,178
Consulting fees	191,744	-	191,744
Office and administration	202,726	66,218	268,944
Interest and service charges	4,844	1,633	6,477
Insurance	178,192	-	178,192
Amortization	17,674	15,458	33,132
Accretion	83,872	-	83,872
Total Expenses	5,330,650	3,308,232	8,638,882
Net loss (gain) before other items	$825,472	$3,298,002	$4,123,474

Other items
Change in fair value of warrant liability	(1,003,176)	-	(1,003,176)
Net Loss (Gain)	$(177,704)	$3,298,002	$3,120,298

Other comprehensive loss (gain)
Foreign currency translation adjustment	(12,230)	-	(12,230)
Unrealized loss on available for sale investments	-	-	-
Total Comprehensive Loss (Gain) for the Period	$(189,934)	$3,298,002	$3,108,068

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

10.	Segmented Information (Continued):

Assets by geographical segment:

	United States	Mexico	Total
December 31, 2013
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	$55,957	$349,293	$405,250

June 30, 2013
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	$66,595	$365,692	$432,287

11.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the current and non-current prepaid insurance balance at December 31, 2013 is $245,215 (2012 - $490,430).

As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at December 31, 2013 is $2,695,145 (June 31, 2013 - $2,718,384).

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

Changes to the Company’s asset retirement obligations for the six months ended December 31, 2013 are as follows:

	December 31, 2013	June 30, 2013
Balance at beginning of period	$1,263,584	$1,198,179
Accretion expense	61,366	167,744
Payments	(25,148)	(102,339)
Balance at end of period	$1,299,802	$1,263,584

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are an exploratory stage mining company that currently has mining concessions in Mexico and mining claims in Nevada, USA.  We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold project in Nevada but are currently exploring both projects.  The following discussion updates our planned operations for this fiscal year.  It also analyzes our financial condition and summarizes the results of operations for the three and six month periods ended December 31, 2013 and compares those results to the three and six months period ended December 31, 2012.

Plan of Operation:

Exploration

Mexico

Our plan at the San Miguel Project is to conduct exploration drilling by testing new areas or expanding on known mineralized zones with infill drilling. Over fifty drill holes have been completed since our last material estimate. The Company plans to update this estimate in the first half of 2014. The Company also intends to evaluate silver metallurgical recovery alternatives for the Don Ese Zone.  Paramount plans to update its Preliminary Economic Assessment (the “San Miguel PEA”) in the second half of 2014.  The San Miguel PEA will test the economic viability of the open pit/heap leach operations at multiple zones and further, it will include the updated resources.

The Company’s exploration plan and budget for the San Miguel Project will be managed by its in-house technical staff. It will be funded by the Company’s cash on hand, and we have budgeted approximately $1.9 million for the next six months.

Nevada

Our plan for our current fiscal year is to continue focusing on our Sleeper Gold Project. Our budget for the next six month period is approximately $1.0 million. The budget activities will include drilling, modeling and metallurgical testing. The drill plans include drilling to obtain metallurgical samples, infill drilling to increase confidence in mineralized material and exploration drilling in the south Sleeper zone.

We plan to update our mineralized material model with drill hole data that was not previously included. This will allow us, along with a newly created geo-metallurgical model, to update our Preliminary Economic Assessment (the “Sleeper PEA”) which we completed in 2012.

Our work at both the San Miguel Project and Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Index
Highlights from Q2 – October 1, 2013 to December 31, 2013

•	At our San Miguel Project in Mexico, results of metallurgical testing by McClelland Laboratories confirm the potential for an economic recovery process at two of San Miguel’s open pits using inexpensive heap leach technologies. It is expected that there will be major reductions in costs and cut-off grades and a substantial increase in mineable material.

•	In November 2013, the Company resumed core drilling at the Don Ese zone at its San Miguel Project. Our main objectives of the current drill program are: 1) add resources at two new high priority exploration targets; 2) acquire further material for metallurgical testing of heap leach processing; and 3) upgrade inferred resources to measured and indicated.

•	In January 2014, subsequent to quarter end, the Company reported favorable gold recoveries from bio-oxidation testing on the sulfide material at the West Wood Zone at the Sleeper Gold Project. The resources at the West Wood Zone were not included in a previous Sleeper PEA due to poor recoveries from the heap leach operation proposed for Sleeper in the PEA.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents of $6,899,680 compared to $11,524,051 as at June 30, 2013.  The decrease of $4,624,371 was the result of the funding of our exploration programs and corporate overhead. At December 31, 2013, $230,000 of the Company's cash and cash equivalents was held in Mexico and Canada by its wholly owed subsidiaries. These amounts are not required to fund the Company's U.S. operations.

At December 31, 2013, we had a net working capital of $9,151,762. We anticipate our cash expenditures to fund exploration programs and general corporate expenses to be approximately $0.85 million per month for three month period ending March 31, 2014.  Anticipated cash outlays will be funded by our available cash reserves.

At December 31, 2013, the amounts receivable amount of $1,326,277 primarily consisted of value added tax due from the Mexican government.

During the six months ended December 31, 2013, we sold marketable securities and received $450,000.  This was offset by our investment in a junior exploration company in the amount of $499,950.

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

Comparison of Operating Results for the six month period ended December 31, 2013 as to the six month period ended December 31, 2012

Net Loss

Our net loss before other items for the six month period ended December 31, 2013 was $4,491,217 compared to a loss of $4,123,473 in the comparable period in the prior year. The increase in net loss of approximately 9% is comprised of a reduction in total expenses of approximately $4.1 million and a reduction in gain on sale of mineral property of approximately $4.4 million from the prior year six month period. We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Index
Expenses

Our level of exploration expenditures for the six month period ended December 31, 2013 decreased 55% or by $3,709,553 from the comparable prior year period.  This reduction was mainly a reduction in drilling activity at both the San Miguel Project and the Sleeper Gold Project.

The following table summarizes our drilling activities at both projects for the six month period ended December 31, 2013 and 2012:

	Six month period ended December 31, 2013		Six month period ended December 31, 2012
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	9	13,061	21	28,713
Sleeper Gold Project, USA	-	-	27	29,273
Total	9	13,061	48	57,986

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $901,120 for the six month period ended December 31, 2012.  This is a 42% decrease over the comparable six month period in the 2012.  The decrease was mainly due management bonuses paid in the prior period and not paid in the current period.

Comparison of Operating Results for the three month period ended December 31, 2013 to the three month period ended December 31, 2012.

Net Loss

Our net loss before other items for the three month period ended December 31, 2013 was $2,526,290 compared to a gain of $203,869 in the comparable period in the prior year.  The increase in net loss of $2,730,159 is comprised of a reduction in a gain on sale of mineral property of approximately $4.4 million and a reduction in total expenses of $1.7 million.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our exploration expenses for the three month period ended December 31, 2013 compared to the comparable prior period decreased by 44% or by $1,449,340.  This decrease was driven by a reduction in drilling activity at both our Sleeper Gold Project and our San Miguel Project.
The following table summarizes our drilling activities at both projects for the three month period ended December 31, 2013 and 2012:

	Three month period ended December 31, 2013		Three month period ended December 31, 2012
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	9	13,061	4	9,299
Sleeper Gold Project, USA	-	-	13	12,916
Total	9	13,061	17	22,215

Index
Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $418,555 for the three month period ended December 31, 2013.  This is a 27% decrease over the comparable three month period in the 2012 and was due to management bonuses paid in the prior period and not paid in the current period.

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

Index
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

Index
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

PARAMOUNT GOLD AND SILVER CORP.

Date: February 5, 2014	By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
Chief Executive Officer

Date: February 5, 2014		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer