Form 10-Q/A
period 2013-12-31
PARAMOUNT GOLD & SILVER CORP.
filed 2014-03-25
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A - 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 155,731,068 shares of Common Stock, $.001 par value as of March 25, 2014.

Explanatory Note:

Paramount Gold and Silver Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the period ended December 31, 2013, as filed with the Securities and Exchange Commission on February 4, 2014 (the “Original Filing”).  The Company is filing this amendment to its Original Filing to reflect the following changes:

1.
Part I Item 1 “Financial Statements”:  To revise the recording of a change in estimate as a retrospective adjustment for the comparative three and six month periods ending December 31, 2012 on the condensed consolidated interim statement of operations and comprehensive loss and on the condensed consolidated interim statement of cash flows.

2.	Part I Item 2 “Management Discussion and Analysis”. To reflect the changes to the Company’s Financial Statements that have been amended by this Form 10-Q/A

These restatements are further described in our Notes to the Consolidated Financial Statements (Note 12).  In addition, pursuant to the rules of the Securities and Exchange Commission, the registrant has also included in this Form 10-Q/A, under Part II, Item 6 “Exhibits,” currently dated certifications pursuant to Rules 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. Except as described above, no other changes have been made to the Filing. This Amendment speaks as of the original filing date of the Original Filing and does not reflect any events that occurred at a date subsequent to the filing of the Original Filing or modify or update those disclosures therein in any way.

Index

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
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	For the Three Month Period Ended December 31, 2013	For the Six Month Period Ended December 31, 2013	For the Three Month Period Ended December 31, 2012	For the Six Month Period Ended December 31, 2012	Cumulative Since Inception to December 31, 2013
Revenue
Interest income	$1,841	$6,807	$16,867	$32,645	$1,231,071
Gain on sale of mineral property	-	-	7,361,233	7,361,233	4,421,233
Other income	46,745	56,876	54,030	61,530	372,370
Total Revenue	48,586	63,683	7,432,130	7,455,408	6,024,674

Expenses
Incorporation costs	-	-	-	-	1,773
Exploration	1,855,025	3,089,282	3,304,365	6,798,835	60,651,041
Professional fees	204,202	434,970	467,753	660,862	10,316,423
Directors compensation	69,970	139,946	60,972	204,602	3,392,177
Travel & lodging	75,219	117,889	52,250	105,044	1,827,158
Corporate communications	64,287	118,638	46,564	107,178	4,245,027
Consulting fees	46,705	169,282	62,151	191,744	15,283,571
Office & administration	103,361	178,230	145,143	268,944	3,776,564
Interest & service charges	16,132	18,847	2,870	6,477	151,112
Loss on disposal of property and equipment	-	-	-	-	44,669
Insurance	87,448	189,820	87,577	178,192	1,456,435
Depreciation	14,455	29,241	16,680	33,132	540,529
Accretion	30,683	61,366	41,936	83,872	502,698
Miscellaneous	-	-	-	-	203,097
Financing & listing fees	-	-	-	-	(22,024)
Acquisition expenses	-	-	-	-	1,505,334
Income and other taxes	7,389	7,389	-	-	72,136
Write down of mineral property	-	-	-	-	1,856,049
Total Expenses	2,574,876	4,554,900	4,288,261	8,638,882	105,803,769
Net Loss (Gain) before other items	2,526,290	4,491,217	(3,143,869)	1,183,474	99,779,095

Other items
Change in fair value of equity conversion right	-	-	-	-	990,236
Other than temporary impairment of marketable securities	-	-	-	-	4,050,000
Write down of other assets	-	-	-	-	20,246
Change in fair value of warrant liability	-	-	(2,535,296)	(1,003,176)	14,702,429
Loss on sale of marketable securities	-	-	-	-	166,732
Net (Gain) Loss	2,526,290	4,491,217	(5,679,165)	180,298	119,708,738

Other comprehensive loss (gain)
Foreign currency translation adjustment	(10,875)	23,629	15,057	(12,230)	92,569
Unrealized loss (gain) on available-for-sale-securities	108,591	3,798	2,940,000	2,940,000	3,798
Total Comprehensive Loss (Gain) for the Period	$2,624,006	$4,518,644	$(2,724,108)	3,108,068	$119,805,105

Loss (Gain) per Common share
Basic	$0.02	$0.03	$(0.04)	$0.00
Diluted	$0.02	$0.03	$(0.04)	$0.00

Weighted Average Number of Common	155,731,068	155,731,068	147,546,184	147,514,241
Shares Used in Per Share Calculations
Basic
Diluted	155,731,068	155,731,068	152,095,775	152,133,554

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Cash Flows
For the Six Month Periods Ended December 31, 2013 and 2012
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	For the Six Month Period Ended December 31, 2013	For the Six Month Period Ended December 31, 2012	Cumulative Since Inception to December 31, 2013
Net Loss	$(4,491,217)	$(180,298)	$(119,708,738)
Adjustment for:
Depreciation	29,241	33,132	540,529
Loss on disposal of assets	-	-	44,669
Stock based compensation	120,836	289,411	20,932,074
Accrued interest	-	-	(58,875)
Write-down of mineral properties	-	-	1,856,049
Accretion expense	61,366	83,872	502,698
Change in reclamation	(1,909)	(1,492)	52,957
Insurance expense	122,607	122,608	795,270
Non cash gain on sale of mineral property	-	(7,361,233)	(4,216,658)
Other than temporary impairment of marketable securities	-	-	4,050,000
Change in fair value of equity conversion right	-	-	990,236
Change in fair value of warrant liability	-	(1,003,176)	14,702,429
(Increase) Decrease in accounts receivable	(119,030)	233,653	(1,242,851)
(Increase) Decrease in prepaid expenses	(257,718)	(128,639)	(469,915)
Increase (Decrease) in accounts payable	(12,764)	(827,111)	(1,598,266)
Cash used in operating activities	$(4,548,588)	$(8,739,273)	$(82,828,392)

Sale (purchase) of marketable securities	(49,950)	-	94,740
Increase of reclamation bond	-	(29,418)	(145,672)
Sale (purchase) of GIC receivable	-	7,500,000	58,875
Notes receivable issued	-	-	21,365
Purchase of equity conversion right	-	-	(1,337,700)
Purchase of mineral properties	-	(1,460,000)	(8,669,870)
Sale of mineral properties	-	(14,706)	(14,706)
Cash acquired on acquisition of X-Cal	-	-	843,101
Purchase of equipment	(2,204)	(25,745)	(990,323)
Cash provided by (used in) investing activities	$(52,154)	$5,970,131	$(10,140,190)

Demand notes payable issued	-	-	105,580
Issuance of capital stock	-	52,000	99,900,199
Cash provided by financing activities	$-	$52,000	$100,005,779

Effect of exchange rate changes on cash	(23,629)	12,230	(137,517)

Change in cash during period	(4,624,371)	(2,704,912)	6,899,680

Cash at beginning of period	11,524,051	12,500,708	-
Cash at end of period	$6,899,680	$9,795,796	$6,899,680

Supplemental Cash Flow Disclosure
Cash	$2,096,296	$1,696,862
Cash Equivalents	$4,803,384	$8,098,934

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

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the six months period ended December 31, 2012:

	United States	Mexico	Total
Interest income	$26,445	$6,200	$32,645
Gain on sale of mineral property	7,361,233	-	7,361,233
Other income	57,500	4,030	61,530
Total income	$7,445,178	$10,230	$7,455,408

Expenses:
Exploration	3,573,912	3,224,923	6,798,835
Professional fees	660,862	-	660,862
Directors compensation	204,602	-	204,602
Travel and lodging	105,044	-	105,044
Corporate communications	107,178	-	107,178
Consulting fees	191,744	-	191,744
Office and administration	202,726	66,218	268,944
Interest and service charges	4,844	1,633	6,477
Insurance	178,192	-	178,192
Amortization	17,674	15,458	33,132
Accretion	83,872	-	83,872
Total Expenses	5,330,650	3,308,232	8,638,882
Net loss (gain) before other items	$(2,114,528)	$3,298,002	$(1,183,474)

Other items
Change in fair value of warrant liability	(1,003,176)	-	(1,003,176)
Net Loss (Gain)	$(3,117,704)	$3,298,002	$180,298

Other comprehensive loss (gain)
Foreign currency translation adjustment	(12,230)	-	(12,230)
Unrealized loss on available for sale investments	2,940,000	-	2,940,000
Total Comprehensive Loss (Gain) for the Period	$(189,934)	$3,298,002	$3,108,068

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

PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

12.	Restatement:

In the fourth quarter of the Company’s fiscal year ended June 30, 2013, we disclosed an adjustment that decreased the gain that was recorded on the sale of a mineral property in the amount of $2,940,000.   The adjustment was a result of a change in the Company’s valuation technique and therefore a change in accounting estimate under guidance of FASB ASC 820-10-35-26.   We have determined that this adjustment was reflected on a retrospective basis for the comparative three month and six month periods ending December 31, 2012 on the condensed consolidated interim statement of operations and comprehensive loss and on the condensed consolidated interim statement of cash flows.  As per the guidance under FASB ASC 250-10-45-17 a change in estimate is recorded in the period of change or future periods.
The unaudited condensed consolidated interim statement of operations and comprehensive loss, unaudited condensed consolidated interim statement of cash flows and unaudited notes to condensed consolidated interim financial statements have been adjusted where applicable to reflect the revision.

The adjustment to net loss for the three and six month period ended December 31, 2012 is summarized below:

	Three Month Period Ended December 31, 2012	Six Month Period Ended December 31, 2012
Net loss (gain), as previously reported	$(2,739,165)	$3,120,298
Adjustement for change in gain on sale of mineral property	(2,940,000)	(2,940,000)
Tax effect of restatement adjustment	-	-
Net loss (gain), as restated	(5,679,165)	180,298
Basis and diluted net loss per share, as restated	$(0.04)	$0.00

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

The unaudited condensed consolidated interim statement of operations and comprehensive loss included Form 10-Q/A  have been restated to include the effects of revisions as follows:
	As Previously Reported For the Three Month Period Ended December 31, 2012	As Restated Reported For the Three Month Period Ended December 31, 2012	As Previously Reported For the Six Month Period Ended December 31, 2012	As Restated Reported For the Six Month Period Ended December 31, 2012

Revenue
Interest income	$16,867	$16,867	$32,645	$32,645
Gain on sale of mineral property	4,421,233	7,361,233	4,421,233	7,361,233
Other income	54,030	54,030	61,530	61,530
Total Revenue	4,492,130	7,432,130	4,515,408	7,455,408

Expenses
Exploration	3,304,365	3,304,365	6,798,835	6,798,835
Professional fees	467,753	467,753	660,862	660,862
Directors compensation	60,972	60,972	204,602	204,602
Travel & lodging	52,250	52,250	105,044	105,044
Corporate communications	46,564	46,564	107,178	107,178
Consulting fees	62,151	62,151	191,744	191,744
Office & administration	145,143	145,143	268,944	268,944
Interest & service charges	2,870	2,870	6,477	6,477
Loss on disposal of property and equipment	-	-	-	-
Insurance	87,577	87,577	178,192	178,192
Depreciation	16,680	16,680	33,132	33,132
Accretion	41,936	41,936	83,872	83,872
Total Expenses	4,288,261	4,288,261	8,638,882	8,638,882
Net Loss (Gain) before other items	(203,869)	(3,143,869)	4,123,474	1,183,474

Other items
Change in fair value of warrant liability	(2,535,296)	(2,535,296)	(1,003,176)	(1,003,176)
Net Loss (Gain)	(2,739,165)	(5,679,165)	3,120,298	180,298

Other comprehensive loss (gain)
Foreign currency translation adjustment	15,057	15,057	(12,230)	(12,230)
Unrealized loss (gain) on available-for-sale-securities	-	2,940,000	-	2,940,000
Total Comprehensive Loss (Gain) for the Period	$(2,724,108)	$(2,724,108)	$3,108,068	$3,108,068

Loss (Gain) per Common share
Basic	$(0.02)	$(0.04)	$0.02	$0.00
Diluted	$(0.02)	$(0.04)	$0.02	$0.00

Weighted Average Number of Common	147,546,184	147,546,184	147,514,241	147,514,241
Shares Used in Per Share Calculations
Basic
Diluted	152,095,775	152,095,775	152,133,554	152,133,554

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Month Period Ended December 31, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

The unaudited condensed consolidated interim statement of cash flows included Form 10-Q/A  have been restated to include the effects of revisions as follows:

	As Previously Reported For the Six Month Period Ended December 31, 2013	As Restated For the Six Month Period Ended December 31, 2012

Net Loss	$(3,120,298)	$(180,298)
Adjustment for:
Depreciation	33,132	33,132
Loss on disposal of assets	-	-
Stock based compensation	289,411	289,411
Accrued interest	-	-
Write-down of mineral properties	-	-
Accretion expense	83,872	83,872
Change in reclamation	(1,492)	(1,492)
Insurance expense	122,608	122,608
Non cash gain on sale of mineral property	(4,421,233)	(7,361,233)
Other than temporary impairment of marketable securities	-	-
Change in fair value of equity conversion right	-	-
Change in fair value of warrant liability	(1,003,176)	(1,003,176)
(Increase) Decrease in accounts receivable	233,653	233,653
(Increase) Decrease in prepaid expenses	(128,639)	(128,639)
Increase (Decrease) in accounts payable	(827,111)	(827,111)
Cash used in operating activities	$(8,739,273)	$(8,739,273)

Sale (purchase) of marketable securities	-	-
Increase of reclamation bond	(29,418)	(29,418)
Sale (purchase) of GIC receivable	7,500,000	7,500,000
Notes receivable issued	-	-
Purchase of equity conversion right	-	-
Purchase of mineral properties	(1,460,000)	(1,460,000)
Sale of mineral properties	(14,706)	(14,706)
Cash acquired on acquisition of X-Cal	-	-
Purchase of equipment	(25,745)	(25,745)
Cash provided by (used in) investing activities	$5,970,131	$5,970,131

Demand notes payable issued	-	-
Issuance of capital stock	52,000	52,000
Cash provided by financing activities	$52,000	$52,000

Effect of exchange rate changes on cash	12,230	12,230

Change in cash during period	(2,704,912)	(2,704,912)

Cash at beginning of period	12,500,708	12,500,708
Cash at end of period	$9,795,796	$9,795,796

Supplemental Cash Flow Disclosure
Cash	$1,696,862	$1,696,862
Cash Equivalents	$8,098,934	$8,098,934

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Operating Results for the six month period ended December 31, 2013 as to the six month period ended December 31, 2012

Net Loss

Our net loss before other items for the six month period ended December 31, 2013 was $4,491,217 compared to a loss of $1,183,474 in the comparable period in the prior year. The increase in net loss of approximately 279% is comprised of a reduction in total expenses of approximately $4.1 million and a reduction in gain on sale of mineral property of approximately $7.4 million from the prior year six month period. We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

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

Net Loss

Our net loss before other items for the three month period ended December 31, 2013 was $2,526,290 compared to a gain of $3,143,869 in the comparable period in the prior year.  The increase in net loss of $5,670,159 is comprised of a reduction in a gain on sale of mineral property of approximately $7.4 million and a reduction in total expenses of $1.7 million.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

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
PART II.  OTHER INFORMATION

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

PARAMOUNT GOLD AND SILVER CORP.

Date: March 25, 2014	By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
Chief Executive Officer

Date: March 25, 2014		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer