Form 10-Q
period 2014-03-31
PARAMOUNT GOLD & SILVER CORP.
filed 2014-05-02
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 157,742,867 shares of Common Stock, $.001 par value as of May 1, 2014.

Index
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 contains “forward-looking statements”. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

Period ended March 31, 2014 and 2013

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Balance Sheets
As at March 31, 2014 and June 30, 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	As at March 31,	As at June 30,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$4,197,045	$11,524,051
Amounts receivable	1,409,490	1,207,247
Prepaid and deposits	352,542	212,197
Prepaid insurance, current portion (Note 11)	183,911	245,215
Marketable securities (Note 3)	622,438	450,000
Total Current Assets	6,765,426	13,638,710
Non-Current Assets
Mineral properties (Note 8)	51,875,798	51,875,798
Property and equipment (Note 9)	392,064	432,287
Prepaid insurance, non current portion (Note 11)	-	122,607
Reclamation bond (Note 11)	2,657,035	2,718,384
Total Non-Current Assets	54,924,897	55,149,076

Total Assets	$61,690,323	$68,787,786

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$825,753	$298,281
Total Current Liabilities	825,753	298,281

Non-Current Liabilities
Reclamation and environmental obligation (Note 11)	1,291,625	1,263,584
Total Liabilities	$2,117,378	$1,561,865

Stockholders' Equity
Capital Stock, par value $0.001 per share; authorized 200,000,000 shares, 155,731,068 issued and outstanding at March 31, 2014 and at June 30, 2013	155,732	155,732
Additional paid in capital	168,773,335	168,773,335
Contributed surplus	14,687,137	13,583,315
Deficit accumulated during the exploration stage	(124,053,212)	(115,217,521)
Accumulated other comprehensive income (loss)	9,953	(68,940)
Total Stockholders' Equity	59,572,945	67,225,921

Total Liabilities and Stockholders' Equity	$61,690,323	$68,787,786

Subsequent Events (Note 12)

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three and Nine Month Periods Ended March 31, 2014 and 2013
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	For the Three Month Period Ended March 31, 2014	For the Nine Month Period Ended March 31, 2014	For the Three Month Period Ended March 31, 2013	For the Nine Month Period Ended March 31, 2013	Cumulative Since Inception to March 31, 2014
Revenue
Interest income	$789	$7,595	$8,000	$40,645	$1,231,859
Gain on sale of mineral property	-	-	-	7,361,233	4,421,233
Other income	38,860	95,737	-	61,530	411,231
Total Revenue	$39,649	$103,332	$8,000	$7,463,408	$6,064,323

Expenses:
Incorporation costs	-	-	-	-	1,773
Exploration	2,889,855	5,979,136	3,028,463	9,827,297	63,540,895
Professional fees	231,700	666,670	206,388	867,249	10,548,123
Directors compensation	530,499	670,445	136,924	341,527	3,922,676
Travel & lodging	86,664	204,553	79,397	184,441	1,913,822
Corporate communications	149,272	267,910	160,641	267,819	4,394,299
Consulting fees	276,589	445,871	54,525	246,268	15,560,160
Office & administration	84,584	262,813	79,184	348,130	3,861,147
Interest & service charges	2,412	21,261	2,787	9,264	153,526
Loss on disposal of fixed assets	-	-	-	-	44,669
Insurance	87,439	277,259	107,634	285,827	1,543,874
Depreciation	14,426	43,667	15,367	48,498	554,955
Accretion	30,683	92,049	41,936	125,808	533,381
Miscellaneous	-	-	-	-	203,097
Financing & listing fees	-	-	-	-	(22,024)
Acquisition expenses	-	-	-	-	1,505,334
Income and other taxes	-	7,389	-	-	72,136
Write down of mineral property	-	-	-	-	1,856,049
Total Expenses	4,384,123	8,939,023	3,913,246	12,552,128	110,187,892
Net Loss before other items	$4,344,474	$8,835,691	$3,905,246	$5,088,720	$104,123,569

Other items
Change in fair value of equity conversion right	-	-	-	-	990,236
Other than temporary impairment of marketable securities	-	-	-	-	4,050,000
Write down of other assets	-	-	-	-	20,246
Change in fair value of warrant liability	-	-	(1,504,439)	(2,507,615)	14,702,429
Loss on sale of marketable securities	-	-	-	-	166,732
Net Loss	$4,344,474	$8,835,691	$2,400,807	$2,581,105	$124,053,212

Other comprehensive loss (gain)
Foreign currency translation adjustment	19,966	43,595	(23,491)	(35,721)	112,535
Unrealized loss (gain) on available-for-sale-investments	(126,286)	(122,488)	1,860,000	4,800,000	(122,488)
Total Comprehensive Loss for the Period	$4,238,154	$8,756,798	$4,237,316	$7,345,384	$124,043,259

Loss (Gain) per Common share
Basic	$0.03	$0.06	$0.02	$0.02
Diluted	$0.03	$0.06	$0.02	$0.02

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	155,731,068	155,731,068	149,085,869	149,064,418
Diluted	155,731,068	155,731,068	149,085,869	149,064,418

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Cash Flows
For the Nine Month Periods Ended March 31, 2014 and 2013
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	For the Nine Month Period Ended March 31, 2014	For the Nine Month Period Ended March 31, 2013	Cumulative Since Inception to March 31, 2014

Net Gain (Loss)	$(8,835,691)	$(2,581,105)	$(124,053,212)
Adjustment for:
Depreciation	43,667	48,498	554,955
Loss on disposal of assets	-	-	44,669
Stock based compensation	1,103,822	379,735	21,915,060
Accrued interest	-	-	(58,875)
Write-down of mineral properties	-	-	1,856,049
Accretion expense	92,049	125,808	533,381
Change in reclamation	(2,659)	(2,308)	52,207
Insurance expense	183,911	183,912	856,574
Non cash gain on sale of mineral property	-	(7,361,233)	(4,216,658)
Other than temporary impairment of marketable securities		-	4,050,000
Change in fair value of equity conversion right	-	-	990,236
Change in fair value of warrant liability	-	(2,507,615)	14,702,429
(Increase) Decrease in accounts receivable	(202,243)	86,476	(1,326,064)
(Increase) Decrease in prepaid and deposits	(140,345)	(1,935)	(352,542)
Increase (Decrease) in accounts payable and accrued liabilities	527,472	(679,548)	(1,058,030)
Cash used in operating activities	$(7,230,017)	$(12,309,315)	$(85,509,821)

Sale (purchase) of marketable securities	(49,950)	-	94,740
Increase of reclamation bond	-	(62,994)	(145,672)
Sale (purchase) of GIC receivable	-	7,500,000	58,875
Notes receivable issued	-	-	21,365
Purchase of equity conversion right	-	-	(1,337,700)
Purchase of mineral properties	-	(1,460,000)	(8,669,870)
Sale of mineral properties	-	(14,706)	(14,706)
Cash acquired on acquisition of X-Cal	-	-	843,101
Purchase of equipment	(3,444)	(28,957)	(991,563)
Cash provided by (used in) investing activities	$(53,394)	$5,933,343	$(10,141,430)

Demand notes payable issued	-	-	105,580
Issuance of capital stock	-	8,142,620	99,900,199
Cash provided by financing activities	$-	$8,142,620	$100,005,779

Effect of exchange rate changes on cash	(43,595)	35,721	(157,483)

Change in cash during period	(7,327,006)	1,802,369	4,197,045

Cash at beginning of period	11,524,051	12,500,708	-
Cash at end of period	$4,197,045	$14,303,077	$4,197,045

Supplemental Cash Flow Disclosure
Cash	$1,696,862	$1,696,862
Cash Equivalents	$2,500,183	$12,606,215

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Shareholders’ Equity
From Inception to the Nine Month Period Ended March 31, 2014
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

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Condensed Consolidated Interim Statements of Shareholders’ Equity
From Inception to the Nine Month Period Ended March 31, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Capital issued from stock options and warrants exercised	8,318,465	8,319	17,208,447	—	(542,974)	—	16,673,792
Stock based compensation	—	—	—	—	1,234,115	—	1,234,115
Foreign currency translation	—	—	—	—	—	(4,210)	(4,210)
Net Loss	—	—	—	(13,488,280)	—	—	(13,488,280)
Balance at June 30, 2013	155,731,068	$155,732	$168,773,335	$(115,217,521)	$13,583,315	$(68,940)	$67,225,921
Stock based compensation	—	—	—	—	97,466	—	97,466
Foreign currency translation	—	—	—	—	—	(34,504)	(34,504)
Unrealized gain on available for sale securities	—	—	—	—	—	104,793	104,793
Net Loss	—	—	—	(1,964,927)	—	—	(1,964,927)
Balance at September 30, 2013	155,731,068	$155,732	$168,773,335	$(117,182,448)	$13,680,781	$1,349	$65,428,749
Stock based compensation	—	—	—	—	23,370	—	23,370
Foreign currency translation	—	—	—	—	—	10,875	10,875
Unrealized loss on available for sale securities	—	—	—	—	—	(108,591)	(108,591)
Net Loss	—	—	—	(2,526,290)	—	—	(2,526,290)
Balance at December 31, 2013	155,731,068	$155,732	$168,773,335	$(119,708,738)	$13,704,151	$(96,367)	$62,828,113
Stock based compensation	—	—	—	—	982,986	—	982,986
Foreign currency translation	—	—	—	—	—	(19,966)	(19,966)
Unrealized gain on available for sale securities	—	—	—	—	—	126,286	126,286
Net Loss	—	—	—	(4,344,474)	—	—	(4,344,474)
Balance at March 31, 2014	155,731,068	$155,732	$168,773,335	$(124,053,212)	$14,687,137	$9,953	$59,572,945

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2014
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
For the Nine Month Period Ended March 31, 2014
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
For the Nine Month Period Ended March 31, 2014
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

Foreign Currency

The parent company’s functional currency is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries are the U.S. Dollar and the Canadian Dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date.   Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss. The aggregate foreign transaction loss for the nine month period ended March 31, 2014 that is included in the statement of operations is $29,947.

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
For the Nine Month Period Ended March 31, 2014
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

3.	Marketable Securities:

The following table summarizes the Company’s available-for sale securities on hand as of March 31, 2014 and June 30, 2013:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable securities at March 31, 2014	$499,950	-	-	-	$122,488	$622,438
Marketable securities at June 30, 2013	$4,500,000	$4,050,000	$450,000	-	-	$450,000

In the three month period ended March 31, 2014, the Company recorded an unrealized gain of $126,286 (2012 – $1,860,000 loss).  In the nine month period ended March 31, 2014, the Company recorded an unrealized gain of $122,488 (2013 - $4,800,000 loss).    The marketable securities reflected in the table above include a convertible preferred share with an attached purchase warrant of a single entity involved in the exploration of precious metals.  The Company performs a quarterly assessment on its marketable securities with unrealized losses to determine if the security is other than temporarily impaired.

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2014
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

		Fair Value at March 31, 2014			June 30, 2013
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,197,045	$4,197,045	$-	$-	$11,524,051
Marketable Securities	$622,438	$-	$-	$622,438	$450,000

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

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

5.	Non-Cash Transactions:

During the nine months ended March 31, 2014, the Company did not enter into any non-cash activities.
	2014	2013
Operating and Financing Activities
From issuance of shares for cashless exercise of options	$-	$113,975
Receipt of shares for sale of mineral properties	$-	$7,361,233

6.	Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 per share.  At March 31, 2014 and June 30, 2013 there were 155,731,068 shares issued and outstanding.

During the nine months ended March 31, 2014 and 2013, the Company issued the following shares:

	Common Shares
	2014	2013
For exercise of warrants and options	-	8,118,465
	-	8,118,465

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

For purposes of the calculation, the following assumptions were used for the three month periods ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
WA Risk free interest rate	0.12%	0.18%
WA Expected dividend yield	0%	0%
WA Expected stock price volatility	58%	61%
WA Expected life of options	2 years	2 years

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

6.	Capital Stock (Continued):

Changes in the Company’s stock options for the nine months ended March 31, 2014 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2013	3,776,500	$2.20	2.28	$0
Issued	2,251,000	1.41	-	-
Cancelled / Expired	(120,000)	2.46	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2014	5,907,500	$1.90	2.46	$0
Exercisable at March 31, 2014	5,717,501	$1.87	2.51	$0

At March 31, 2014, there were 5,907,500 options outstanding. Options outstanding above that have not vested at period end are 189,999 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.   As of March 31, 2014, there was $91,953 (2013 - $185,452) of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1.23 years.

A summary of the non-vested options as of June 30, 2013 and changes during the nine months ended March 31, 2014 are as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at June 30, 2013	189,999	$2.12
Issued	2,251,000	0.46
Vested	(2,251,000)	0.46
Forfeited	-	-
Non-vested at March 31, 2014	189,999	$2.12

For the three and nine months ended March 31, 2014, the Company recognized a stock based compensation expense in the amount of $982,985 and $1,103,822 respectively (2013 - $90,324 and $379,735).

7.	Related Party Transactions:

During the three and nine months ended March 31, 2014, directors earned fees in the amount of $45,000 and $153,000 respectively (2013 -$54,000 and $151,500) for their services as directors or members of committees of the Company’s Board.   During the three and nine months ended March 31, 2014, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $485,499 and $517,445 respectively (2013 -$79,251 and $193,853)

All transactions with related parties are made in the normal course of operations and measured at exchange value.

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

8.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2014	June 30, 2013
Iris Royalty	50,000	50,000
San Miguel Project	23,452,263	23,452,263
Sleeper	25,891,490	25,891,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
	$51,875,798	$51,875,798

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

Mill Creek:

The Mill Creek property consists of 36 unpatented lode mining claims totaling 720 acres south of Battle Mountain Nevada.

Spring Valley:

The Spring Valley property consists of 38 unpatented lode mining claims located in Pershing County, Nevada.

9.	Property and Equipment:

Property and equipment consist of the following:

	March 31, 2014	June 30, 2013
Exploration and other equipment	$331,944	$330,705
Buildings and leaseholds	325,207	325,207
Furniture and computer equipment	240,483	238,278
Subtotal	897,634	894,190
Accumulated depreciation	(505,570)	(461,903)
Total	$392,064	$432,287

During the nine months ended March 31, 2014, net additions to property, and equipment were $3,444 (2013- $28,957). During the nine months ended March 31, 2014 the Company recorded depreciation of $43,667 (2013-$48,498).

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the nine months ended March 31, 2014:

	United States	Mexico	Total
Interest income	$7,595	$-	$7,595
Other income	90,606	5,131	95,737
Total income	$98,201	$5,131	$103,332

Expenses:
Exploration	1,799,919	4,179,217	5,979,136
Professional fees	666,670	-	666,670
Directors compensation	670,445	-	670,445
Travel and lodging	204,553	-	204,553
Corporate communications	267,910	-	267,910
Consulting fees	445,871	-	445,871
Office and administration	233,594	29,219	262,813
Interest and service charges	5,864	15,397	21,261
Insurance	277,259	-	277,259
Depreciation	19,043	24,624	43,667
Income and other taxes	7,389	-	7,389
Accretion	92,049	-	92,049
Total Expenses	4,690,566	4,248,457	8,939,023
Net loss	$4,592,365	$4,243,326	$8,835,691

Other comprehensive loss (gain)
Foreign currency translation adjustment	43,595	-	43,595
Unrealized loss (gain) on available for sale investments	(122,488)	-	(122,488)
Total Comprehensive Loss for the Period	$4,513,472	$4,243,326	$8,756,798

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the nine months period ended March 31, 2013:

	United States	Mexico	Total
Interest income	$33,963	$6,682	$40,645
Gain on sale of mineral property	7,361,233	-	7,361,233
Other income	57,500	4,030	61,530
Total income	$7,452,696	$10,712	$7,463,408

Expenses:
Exploration	5,313,666	4,513,631	9,827,297
Professional fees	867,249	-	867,249
Directors compensation	341,527	-	341,527
Travel and lodging	184,441	-	184,441
Corporate communications	267,819	-	267,819
Consulting fees	246,268	-	246,268
Office and administration	274,102	74,028	348,130
Interest and service charges	7,063	2,201	9,264
Insurance	285,827	-	285,827
Depreciation	25,115	23,383	48,498
Accretion	125,808	-	125,808
Total Expenses	7,938,885	4,613,243	12,552,128
Net loss before other items	$486,189	$4,602,531	$5,088,720

Other items
Change in fair value of warrant liability	(2,507,615)	-	(2,507,615)
Net Loss (Gain)	$(2,021,426)	$4,602,531	$2,581,105

Other comprehensive loss (gain)
Foreign currency translation adjustment	(35,721)	-	(35,721)
Unrealized loss on available for sale investments	4,800,000	-	4,800,000
Total Comprehensive Loss for the Period	$2,742,853	$4,602,531	$7,345,384

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

10.	Segmented Information (Continued):

Assets by geographical segment:

	United States	Mexico	Total
March 31, 2014
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	$49,756	$342,308	$392,064

June 30, 2013
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	$66,595	$365,692	$432,287

11.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The insurance premium is being amortized over ten years and the current and non-current prepaid insurance balance at March 31, 2014 is $183,911 (June 30, 2013 - $367,822).

As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at March 31, 2014  is $2,657,035 (June 30, 2013 - $2,718,384).

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

Changes to the Company’s asset retirement obligations for the nine months ended March 31, 2014 are as follows:

	March 31, 2014	June 30, 2013
Balance at beginning of period	$1,263,584	$1,198,179
Accretion expense	92,049	167,744
Payments	(64,008)	(102,339)
Balance at end of period	$1,291,625	$1,263,584

Index
PARAMOUNT GOLD AND SILVER CORP.
(An Exploration Stage Mining Company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Month Period Ended March 31, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

12.	Subsequent Event:

As of April 30, the Company sold 2,011,799 shares for gross proceeds of $2,113,585 pursuant to a Controlled Equity Offering Sales Agreement entered into with Cantor Fitzgerald & Co. on April 11, 2014.

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

We are an exploratory stage mining company that currently has mining concessions in Mexico and mining claims in Nevada, USA.  We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold project in Nevada but are currently exploring both projects.  The following discussion updates our planned operations for this fiscal year.  It also analyzes our financial condition and summarizes the results of operations for the three and nine month period ended March 31, 2014 and compares those results to the three and nine month period ended March 31, 2013.

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

Index
Highlights from Q3 – January 1, 2014 to March 31, 2014

•	In January 2014, the Company reported favorable gold recoveries from bio-oxidation testing on the sulfide material at the West Wood Zone at the Sleeper Gold Project. The resources at the West Wood Zone were not included in a previous Sleeper PEA due to poor recoveries from the heap leach operation proposed for Sleeper in the PEA.

•	During the quarter, the Company reported numerous assays results at its Don Ese zone which lies within the Company’s San Miguel Project. Data from 16 new cores holes totaling 26,335 feet of drilling at Don Ese zone will be incorporated in a new material estimate expected by June 2014.

•	In April 2014, subsequent to the quarter end, the company reported assays from a re-logging program from 19 core holes drilled by previous owners of the Sleeper Gold Project. These uncut and unassayed intervals were typically entered into the material estimate model database with an assumed grade of zero which would have had the effect of understating the resource size and grade.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $4,197,045 compared to $11,524,051 as at June 30, 2013.  The decrease of $7,327,006 was the result of the funding of our exploration programs and corporate overhead.

At March 31, 2014, we had working capital in the amount of $5,939,673. We anticipate our cash expenditures to fund exploration programs and general corporate expenses to be approximately $2.0 million during the next three months.  Anticipated cash outlays will be funded by our available cash reserves.

At March 31, 2013, the amounts receivable amount of $1,409,490 primarily consisted of value added tax due from the Mexican government

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

Comparison of Operating Results for the nine month period ended March 31, 2014 as to the nine month period ended March 31, 2013

Net Loss

Our net loss before other items for the nine month period ended March 31, 2014 was $8,835,691 compared to a loss of $5,088,720 in the comparable period in the prior year.  The increase in net loss of $3,746,971 or 74% was due to reduction of a gain on sale of mineral property recorded in the prior period.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our level of exploration expenditures for the nine month period ended March 31, 2014 decreased by 39% from the prior year period. The decrease in mainly due to the reduced exploration drilling activity at both our San Miguel and Sleeper Gold Projects.

Index
The following table summarizes our drilling activities at both projects for the nine month period ended March 31, 2014 and 2013:

	Nine month period ended March 31, 2014		Nine month period ended March 31, 2013
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	24	36,900	30	43,191
Sleeper Gold Project, USA	-	-	37	39,430
Total	24	36,900	67	82,621

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $1,643,264 for the nine month period ended March 31, 2014.  This is a 5% decrease over the comparable nine month period in the 2013.  Decreases in professional fees and office and administration expenses were offset by an increase in consulting fees.

Comparison of Operating Results for the three month period ended March 31, 2014 to the three month period ended March 31, 2013.

Net Loss

Our net loss before other items for the three month period ended March 31, 2014 was $4,344,474 compared to a loss of $3,905,246 in the comparable period in the prior year.  The increase in net loss of $439,228 or 11% was mainly due to an increase of stock based compensation offset by lower exploration expenses over the comparable period in the prior year.  We expect to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our level of exploration expenditures for the three month period ended March 31, 2014 has remained consistent from the prior year period as we continue to advance both the Sleeper Gold and the San Miguel Projects.

The following table summarizes our drilling activities at both projects for the three month period ended March 31, 2014 and 2013:

	Three month period ended March 31, 2014		Three month period ended March 31, 2013
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	15	23,839	9	14,478
Sleeper Gold Project, USA	-	-	10	10,157
Total	15	23,839	19	24,635

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $742,145 for the three month period ended March 31, 2014.  This 48%% increase over the comparable three month period in the 2013 was mainly driven by stock based compensation recorded in the period.

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

Estimates

The Company prepares its consolidated financial statements and notes in conformity to U.S. GAAP and requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable long-lived assets and reclamation and environmental obligations. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Index
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

PARAMOUNT GOLD AND SILVER CORP.

Date: May 2, 2013	By:	/s/ CHRISTOPHER CRUPI
Christopher Crupi
Chief Executive Officer

Date: May 2, 2013		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer