Form 10-K
period 2014-06-30
PARAMOUNT GOLD & SILVER CORP.
filed 2014-09-09
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2014
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

☐ Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the last sale price on the NYSE MKT LLC of the Common Stock on December 31, 2013 $0.93 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $145 million.

As of September 5, 2014, the registrant had 161,306,269 shares of Common Stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the 2014 Annual Meeting of stockholders are incorporated by reference into this report. See Part III.

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

Paramount Nevada Gold Corp., through its wholly owned subsidiaries X-Cal USA Inc., New Sleeper Gold LLC, and Sleeper Mining Co LLC, operates our mining interests in Nevada.

The Company’s corporate structure is as follows:

Paramount Metals Corp. is currently inactive.

Segment Information

Our operating segments are the United States and Mexico. See note 10 to the Consolidated Financial Statements for information relating to our operating segments.

Recent Developments

On April 11, 2014, we entered into a Controlled Equity OfferingSM Sales Agreement under which we may, at our discretion, sell up to $30.0 million of shares of our common stock from time to time through our sales agent, Cantor Fitzgerald & Co. (“Cantor”). See Liquidity and Capital Resources below for further discussion of these financing arrangements.

In July 2013, we sold 6 million common shares of Valor Gold Corporation in a private transaction and received net proceeds of $450,000. In August 2013, we made an investment in Pershing Gold Corporation in the amount of $499,950.

The San Miguel Project (Mexico)

On August 22, 2014, in a a subsequent event to the year end of June 30, 2014, the Company announced the results of an updated Preliminary Economic Assesment (“San Miguel PEA”). The report was authored by Metal Mining Consultants Inc. (“MMC”) and incorporated a resource estimate which was prepared by Mine Development Associates. In their analysis, MMC proposed a 4,000 tonnes per day mill with a heap leaching facility fed by open pits and underground mines, resulting in a projected 17 year operation with a total metal production of 933,000 ounces of gold and 47.1 million ounces of silver.

In May 2014, the Company reported the results of metallurgical testing by McClelland Laboratories which confirmed the potential for an economic recovery process at two of San Miguel’s open pit targets using inexpensive heap leach technologies could be feasible. The heap leach mining method will be evaluated in an updated Preliminary Economic Assesment expected in August 2014.

In the 3rd quarter, the Company reported numerous assays results at its Don Ese zone which lies within the Company’s San Miguel Project. Data from 16 new core holes totaling 26,335 feet of drilling at Don Ese zone were incorporated in a new material estimate which was released July 8, 2014.

At our San Miguel project in Mexico, our geologists identified two new mineralized zones called San Isidro and Sota del Oro from surface mapping, rock sampling and alteration analysis, which were confirmed with initial positive assay results. The San Isidro structure runs parallel to and west of Paramount’s previously identified Guazapares Megastructure and the Sota del Oro structure runs north west and obliquely to the main Guazapares Megastructure before joining the La Union area.

For additional information on our San Miguel Project, please see Item 2. Properties.

The Sleeper Gold Project (Nevada)

In April 2014, the company reported assays from a re-logging program from 19 core holes drilled by previous owners of the Sleeper Gold Project. These uncut and unassayed intervals were typically entered into the material estimate model database with an assumed grade of zero.

In January 2014, the Company reported favorable gold recoveries from bio-oxidation metalurgical testing on the sulfide material at the West Wood Zone at the Sleeper Gold Project. The mineralized material at the West Wood Zone was not included in the Sleeper Preliminary Economic Assesment (“Sleeper PEA”) completed in September 2012 due to poor recoveries from the heap leach mining method proposed in the Sleeper PEA. Since the beginning of 2014, the Company has been conducting metallurgical biooxidation column tests to prove initial small scale positive recovery results for the West wood sulfide material, results are expected in late 2014.

We commissioned SRK Consulting to update the Sleeper Gold Project’s material estimate which will incorporate the data from 44 new drill holes totaling over 49,000 ft. completed since the resource estimation used in last year’s PEA. The report from SRK Consulting is expected in September 2014.

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

Mexican Regulations

Mineral Concession Rights: The Mexican mining concessions obtained by the Company grant both exploration and exploitation rights to the land where the San Miguel Project is located for a period of 50 years. These rights can be extended if the property is being worked. The concessions are for mineral rights only and the Company must reach agreements with the landowners for access to the property and any disturbance of land. A minimum annual assessment work is required to hold a concession and is based on the number of years and the land size of the concession. Mining fees have to be paid semi-annually and are based on the area of the concession.

Surface Rights: Paramount has surface agreements with the local ejido or surface-owner councils for the mining concessions it is currently exploring. The agreements typically last five years and require the Company to make financial payments for access and surface disturbances.

Environmental and Reclamation Law: To conduct exploration activities, the Company must submit applications to the Mexican government environmental agency SEMARNAT along with environmental impact studies. If the application permit is granted it allows the Company to legally disturb a defined area within its mineral concessions and the Company will be required to pay a reclamation fee to Fondo Forestall Mexicano as part of the application permit. Failure to obtain a permit can adversely affect the planned exploration activities of the Company. Currently the Company has all the required permits for its current and planned exploration programs.

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

Employees

As of August 31, 2014, we had approximately 20 employees and consultants located in Canada, Mexico and the United States.

Facilities

Our head office is located at 665 Anderson Street, 89445, Winnemucca, Nevada, USA. We also have a field office in Temoris, Chihuahua Mexico.

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

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2014 totaled $11,062,025. Cumulative losses since inception totaled $126,279,546 as of June 30, 2014. We have incurred significant losses in the past and we will likely continue to incur losses in the future. Even if our drilling program identifies gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

During the next twelve months, and assuming no adverse developments outside of the ordinary course of business, we have budgeted approximately $10.5 million for exploratory activities of which $8.0 million will be allocated to our Mexican operations and $2.5 million will be allocated to our exploration in Nevada. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our drilling program may vary significantly from what we have budgeted depending upon drilling results. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without a joint venture partner, of which there can be no assurance.

Our continuing reclamation obligations at the Sleeper Gold Project could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Sleeper Gold Project. We have posted a bond in the amount of the estimated reclamation obligation at the Sleeper Gold Project. Every three years, we are required to submit a mine closure plan to the Bureau of Land Management (“BLM”) for the Sleeper Gold Project. Based on a review by the BLM of our mine closure that we submitted in June 2013, the BLM determined that our existing bond was sufficient. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power and water supplies are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage or government or other interference in the maintenance or provision of such infrastructure could adversely affect the activities and profitability of the Company.

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

To date, we have not incurred additional costs as a result of increasing violence between the Mexican government and drug cartels. The state of Chihuahua where the San Miguel property is located has experienced over 2,500 deaths attributable to the drug wars. To date, this violence has had no impact on our business operations. Management remains cognizant that the drug cartels may expand their operations or violence in areas in close proximity to our operations. Should this occur, we will be required to hire additional security personnel. We have not budgeted for increased security. However, if drug violence becomes a problem or any other violence impacts our operations, the costs to protect our personnel and property will adversely impact our operations.

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

During the year ended June 30, 2014, we issued a total of 3,439,791 shares of common stock as a result of capital financings activities. While the issuance of the additional shares of our common stock has resulted in dilution to our existing stockholders, management believes that the issuance of these shares of common stock has provided enhanced value to our Company and preserved working capital for our drilling program and general working capital.

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

The project is about 12 miles north of the town of Temoris in the municipality of Guazapares. The area is also known as the Palmarejo mining district and is part of the greater Sierra Madre Occidental gold-silver belt. The location of the San Miguel Project is shown in Figure 1.

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

Temoris Group:

The Temoris group of concessions is comprised of six concessions totaling 212 square miles. They are held by Minera Gama S.A. de C.V. which was acquired by the Company through its acquisition of Magnetic Resources Ltd. in March 2009.

Guazapares Group:

The Guazapares group of concessions is comprised of 13 concessions totaling eight square miles. Paramount through an agreement with Mexoro Minerals Ltd. and its subsidiary Sunburst Mining de Mexico S.A. de C.V. (“Sunburst”) purchased Sunburst’s right to acquire 11 of the concessions it already did not own pursuant to option agreements with third parties and subject to a net smelter return royalty to the underlying owners of 2.0%. On July 10, 2012, Paramount through Paramount Gold de Mexico S.A. de C.V. exercised its option and acquired the 11 concessions from the third parties.

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

Paramount’s Exploration History at the San Miguel Project

Since acquiring the concession groups Paramount has completed numerous exploration programs. From 2006 to 2010, we drilled a total of 331 holes totaling 263,473 feet. From July 1, 2011 to June 30, 2012 we drilled 149 holes totaling 135,165 feet. From July 1, 2012 to June 30, 2013 we drilled 33 holes totaling 57,669 feet. From July 1, 2013 to June 30, 2014 we drilled 30 holes totaling 42,783 feet. Our drilling results for the current year are available on our website www.paramountgold.com/news.

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

Exploration Plan

The release of our updated San Miguel PEA expected in August 2014 will form the basis of exploration plan for the next twelve months at our San Miguel Project. Exploration activities will include new target core drilling, expansion and in-fill drilling of known mineralized zones, geotechnical drilling and further metallurgical testing. The Company’s exploration plan and budget for the San Miguel Project will be managed by its in-house technical staff. We have budgeted approximately $8.0 million for the next twelve months.

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

In 2013, we announced several results of a drilling campaign which was focused in and around the existing resource and pit areas. Assay results extended the mineralization east and south of the existing resource, opened up new depth potential below the existing sleeper pit and intercepted exceptional results in several zones. Additionally, we undertook an extensive database review and as a result, a total of 473 core and RC holes have been re-logged and new cross-sections were generated. We completed a re-interpreted lithological and structural model which will allow us to plan a new drill program and to update our mineralized material estimate model.

There is no certainty that the scenarios or estimated economics in the PEA will be realized.

Exploration Plans

Our Sleeper Gold Project budget for the next twelve months is approximately $2.5 million. The main budget activities will include consulting, material modeling and metallurgical testing.

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

The following table sets forth the high and low prices for our common stock for the periods indicated on the NYSE MKT LLC:

	HIGH	LOW

Fiscal year ended June 30, 2014

Quarter ended September 30, 2013	$1.69	$1.12
Quarter ended December 31, 2013	$1.37	$0.89
Quarter ended March 31, 2014	$1.45	$0.79
Quarter ended June 30, 2014	$1.33	$0.86

Fiscal year ended June 30, 2013

Quarter ended September 30, 2012	$2.78	$2.10
Quarter ended December 31, 2012	$2.68	$2.08
Quarter ended March 31, 2013	$2.39	$1.89
Quarter ended June 30, 2013	$2.17	$1.05

Fiscal year ended June 30, 2012

Quarter ended September 30, 2011	$3.37	$2.07
Quarter ended December 31, 2011	$3.00	$2.05
Quarter ended March 31, 2012	$2.75	$2.20
Quarter ended June 30, 2012	$2.47	$2.01

B.	Holders

As of August 31, 2014, there are approximately 23,000 beneficial owners of our common stock (150 stockholders of record).

Our transfer agent is Computershare Shareholder Services, Inc., whose address is 480 Washington Boulevard, Jersey City, New Jersey 07310. Our co-transfer agent is Canadian Stock Transfer Company Inc., whose address is 320 Bay Street, Toronto, Ontario, Canada M5H 4A6.

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

Set out below is information as of June 30, 2014 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,767,500	$1.90	341,162
Equity compensation plans not approved by security holders	-	$-	-
TOTAL	5,767,500		341,162

E.	Sale of Unregistered Securities

F.	Performance Graph

The following graph compares our cumulative total shareholder return for the five years ended June 30, 2014 to the Russell 2000 Index and with the NYSE Arca Gold Bugs Index. The graph assumes a $100 investment on June 30, 2009 in our common stock and the two other stock indices and assumes the reinvestment of dividends, if any.

COMPARISION OF 5 YEAR CUMULATIVE TOTAL RETURN
(Assumes $100 initial investment on 6/30/2009)

	June 30
	2009	2010	2011	2012	2013	2014
Paramount Gold and Silver Corp	$100	86	214	158	78	63
Ishares Russel 2000 Index	$100	120	162	156	190	233
NYSE ARCA Gold Bugs Index	$100	140	154	126	67	71

Item 6. Selected Financial Data.

The following consolidated financial data has been derived from and should be read in conjunction with our audited financial statements for the years ended June 30, 2010 through 2014. Our audited financial statements for the years ended June 30, 2010 through 2013 are included in the Company’s annual reports for the years ended June 30, 2010 through 2013. These reports can be found on the Securities and Exchange Commission’s website located at www.sec.gov.

	Year Ended June 30, 2014	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Statement of Operations data
Revenue	$142,105	$4,527,536	$115,790	$299,703	$35,853
Expenses	$11,204,130	$16,453,185	$18,208,539	$12,159,746	$10,248,026
Net loss	$11,062,025	$13,488,280	$12,091,608	$28,450,536	$5,351,958
Basic and diluted loss per share	$0.07	$0.09	$0.09	$0.21	$0.06
Diluted weighted average number of shares	156,112,764	149,926,235	139,466,595	130,677,585	98,617,938

Balance sheet data
Cash and short term investments	$5,107,691	$11,524,051	$20,000,708	$14,689,241	$21,380,505
Mineral properties	$51,875,798	$51,875,798	$50,479,859	$49,515,859	$22,111,203
Total assets	$62,319,045	$68,787,786	$76,119,889	$70,296,027	$46,328,181
Current liabilities	$392,752	$298,281	$12,111,206	$17,683,832	$6,410,090
Total liabilities	$1,683,818	$1,561,865	$13,309,385	$18,827,724	$6,410,090
Working capital	$7,046,241	$13,340,429	$20,694,536	$16,144,479	$22,750,664
Accumulated deficit	$126,279,546	$115,217,521	$101,729,241	$89,637,633	$61,187,098

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are an exploratory stage mining company that currently has mining concessions in Mexico and mineral claims in Nevada, USA. We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold Project in Nevada but are currently exploring both projects. The following discussion updates our plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2014, 2013, and 2012 and compares each year’s results to the results of the prior year.

Plan of Operation – Exploration:

Exploration activities at our San Miguel Project will include new target core drilling, expansion and known mineralized zones, geotechnical drilling and further metallurgical testing. We also plan to commence base line environmental studies related to the use of surface land for mining operations.

The Company’s exploration plan and budget for the San Miguel Project will be managed by its in-house technical staff. It will be funded by the Company’s cash on hand and future issuances of our common stock. We have budgeted approximately $8.0 million for the next twelve months.

In Nevada, our plan for the next twelve months is to continue focusing on our Sleeper Gold Project. Our budget for this period is approximately $2.5 million. The main budget activities will include consulting, material, modelling and metallurgical testing.

Our work at both the San Miguel Project and Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Comparison of Operating Results for the year ended June 30, 2014 as compared to June 30, 2013

Liquidity and Capital Resources

On April 11, 2014, we entered into an at the market offering program (“ATM”), pursuant to which, we may, at our discretion, sell up to $30.0 million of our common stock through our sales agent, Cantor. Sales of common stock made under the ATM are made under our previously filed and currently effective Registration Statement on Form S-3 (File No. 333-194411) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the ATM, we may sell shares of our common stock through Cantor Fitzgerald & Co. ("Cantor") at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM, Cantor will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We pay Cantor a commission of up to 3% of the gross proceeds from the sale of shares of our common stock under the ATM. We have also agreed to provide Cantor with customary indemnification rights. We are not obligated to make any sales of our common stock under the ATM. The offering of common stock pursuant to the ATM will terminate upon the earlier of the sale of all of the common stock subject to the ATM and the termination of the ATM by us or Cantor. Either party may terminate the ATM at its sole discretion at any time upon 10 days written notice to the other party. During the year ended June 30, 2014, we received net proceeds of approximately $3.3 million from sales of approximately 3.4 million shares of our common stock at an average sales price of approximately $1.04 per share under the ATM. At June 30, 2014 we had approximately $26.6 available under the ATM.

At June 30, 2014, we had cash and cash equivalents of $5,107,691 compared to $11,524,051 as at June 30, 2013. The cash used to fund our exploration programs and corporate overhead of $9,646,945 was partially offset by $3,326,713 received for the issuance of 3,439,791 shares pursuant to the ATM.

At June 30, 2014, we had net working capital in the amount of $7,046,241. We anticipate our cash expeditures to fund exploration programs and general corporate expenses to be approximately $1.1 million per month for the next twelve months. Anticipated cash outlays will be funded by our available cash reserves and future issuances of shares of our common stock.

At June 30, 2014, the Company’s amount receivable consisiting of the value added tax due from the Mexican government was $1,398,190.

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

Net Loss

Our net loss before other items for the year ended June 30, 2014 was $11,062,025 compared to a loss of $11,925,649 in the previous year. The decrease in net loss of $863,624 or 7% reflects a significant reduction in exploration programs and corporate expenses. We will continue to incur losses for the foreseeable future as we continue with our planned exploration programs at both projects.

Expenses

Our exploration expenses for the year ended June 30, 2014 compared to the previous year decreased by 39% or by $4,768,723. The decrease is mainly driven by the decreased exploration activities conducted at our Sleeper Gold Project in Nevada.

The following table summarizes our drilling activities at both projects for the year ended June 30, 2014 and 2013:

	For the year ended June 30, 2014		For the year ended June 30, 2013

	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	30	42,783	33	57,669
Sleeper Gold Project, USA	-	-	38	55,104
Total	30	42,783	71	112,773

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $2,059,352 for the year ended June 30, 2014. This is an 12% decrease over the previous year ended June 30, 2013. The decrease was primarily due to performance bonuses earned in the prior year compared the current fiscal year and other reduced administrative expenses. We believe our cash is adequate to meet our budgeted general corporate expenses in the short-term.

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

Contractual Obligations

The following table summarizes our obligations and commitments as of June 30, 2014 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Accounts Payable & Accrued Liabilities	392,752	392,752	-	-	-
Asset Retirement Obligations	1,291,066	104,040	324,772	116,017	746,237
Total	1,683,818	496,792	324,772	116,017	746,237

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

Derivatives

The Company has adopted the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock. The Company has historically issued stock purchase warrants with exercise prices denominated in a currency other than its functional currency of U.S. dollars. As a result, these warrants were considered indexed to our stock and were accounted for as a derivative instrument.

Warrants that were issued with exercise prices other than the Company’s functional currency of the U.S. dollar were accounted for as liabilities. The fair value of the Company’s outstanding warrant liabilities was determined at each reporting date with any change to the liability from a previous period recorded in the Statement of Operations. We recorded changes in the fair value of our warrant liabilities as a component of other income and expense as we believe the amounts recorded related to financing activities and not as a result of our operations. If a stock purchase warrant is exercised the Company is only obligated to issue shares in its common stock.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (June 30, 2014). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2014. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

The effectiveness of our internal control over financial reporting as of June 30, 2014, has been audited by MNP LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. MNP LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal year ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d) of Regulation S-K will be contained in the Company’s 2014 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2014 (the “2014Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2014 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2013and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2014 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2014 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2014 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2014 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the company’s 2014 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2014 and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

a.	The following report and financial statements are filed together with this Annual Report:

(1)	Audited Consolidated Financial Statements of Paramount Gold and Silver Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2014 and 2013

Consolidated Statements of Operations for the years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013, and 2012
Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2014, 2013, and 2012

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

Date: September 9, 2014

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

Signature	Title	Date

/s/ CHRISTOPHER CRUPI	President and Chief Executive	September 9, 2014
Christopher Crupi	Officer/Director

/s/ CARLO BUFFONE	Chief Financial Officer	September 9, 2014
Carlo Buffone

/s/ JOHN CARDEN	Director	September 9, 2014
John Carden

/s/ ELISEO GONZALEZ-URIEN	Director	September 9, 2014
Eliseo Gonzalez-Urien

/s/ MICHEL YVAN STINGLHAMBER	Director	September 9, 2014
Michel Yvan Stinglhamber

/s/ ROBERT DINNING	Director	September 9, 2014
Robert Dinning

/s/CHRISTOPHER REYNOLDS	Director	September 9, 2014
Christopher Reynolds

/s/SHAWN KENNEDY	Director	September 9, 2014
Shawn Kennedy

Index to Consolidated Financial Statements

(Audited)

Year ended June 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold and Silver Corp. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheets of Paramount Gold and Silver Corp. (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014. We also have audited the Company's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2014 in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Chartered Accountants

Vancouver, BC
September 8, 2014

PARAMOUNT GOLD AND SILVER CORP.

Consolidated Balance Sheets
As at June 30, 2014 and June 30, 2013
(Expressed in United States dollars, unless otherwise stated)

Current Assets
Cash and cash equivalents	$5,107,691	$11,524,051
Amounts receivable	1,398,190	1,207,247
Prepaid and deposits	250,406	212,197
Prepaid insurance, current portion (Note 11)	122,607	245,215
Marketable Securities (Note 3)	560,099	450,000
Total Current Assets	7,438,993	13,638,710
Non-Current Assets
Mineral properties (Note 8)	51,875,798	51,875,798
Property and equipment (Note 9)	377,716	432,287
Prepaid insurance, non current portion (Note 11)	-	122,607
Reclamation bond (Note 11)	2,626,538	2,718,384
Total Non-Current Assets	54,880,052	55,149,076

Total Assets	$62,319,045	$68,787,786

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$392,752	$298,281
Total Current Liabilities	392,752	298,281

Non-Current Liabilities
Reclamation and environmental obligation (Note 11)	1,291,066	1,263,584
Total Liabilities	$1,683,818	$1,561,865

Stockholders' Equity
Capital Stock, par value $0.001 per share; authorized 200,000,000 shares, 159,170,859 issued and outstanding at June 30, 2014 and 155,731,068 shares issued and outstanding at June 30, 2013	159,209	155,732
Additional paid in capital	172,096,571	168,773,335
Contributed surplus	14,710,519	13,583,315
Deficit accumulated during the exploration stage	(126,279,546)	(115,217,521)
Accumulated other comprehensive income (loss)	(51,526)	(68,940)
Total Stockholders' Equity	60,635,227	67,225,921

Total Liabilities and Stockholders' Equity	$62,319,045	$68,787,786

Subsequent Event (Note 14)

PARAMOUNT GOLD AND SILVER CORP.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2014, June 30, 2013 and June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012
Revenue
Interest income	$12,532	$44,772	$42,660
Gain on sale of mineral property	-	4,421,233	-
Other income	129,573	61,531	73,130
Total Revenue	$142,105	$4,527,536	$115,790

Expenses:
Exploration	7,597,029	12,352,346	13,427,376
Professional fees	901,253	1,208,649	1,166,881
Directors compensation	731,428	940,802	1,357,051
Travel & lodging	252,713	222,317	224,705
Corporate communications	309,382	308,600	440,382
Consulting fees	509,576	369,592	475,087
Office & administration	339,141	456,939	451,773
Interest & service charges	10,766	12,132	10,648
Insurance	364,707	349,509	323,777
Depreciation	58,014	64,555	77,155
Accretion	122,732	167,744	153,704
Income and other taxes	7,389	-	-
Write down of mineral property	-	-	100,000
Total Expenses	11,204,130	16,453,185	18,208,539
Net Loss before other items	$11,062,025	$11,925,649	$18,092,749

Other items
Other than temporary impairment of marketable securities	-	4,050,000	-
Write down of other assets	-	20,246	-
Change in fair value of warrant liability	-	(2,507,615)	(6,167,873)
Loss on sale of marketable securities	-	-	166,732
Net Loss	$11,062,025	$13,488,280	$12,091,608

Other comprehensive loss
Foreign currency translation adjustment	42,735	4,210	113,460
Unrealized loss (gain) on available-for-sale-securities	(60,149)	-	(30,945)
Total Comprehensive Loss for the Period	$11,044,611	$13,492,490	$12,174,123

Loss per Common share
Basic	$0.07	$0.09	$0.09
Diluted	$0.07	$0.09	$0.09

Weighted Average Number of Common	156,112,764	149,926,235	139,466,595
Shares Used in Per Share Calculations
Basic
Diluted	156,112,764	149,926,235	139,466,595

PARAMOUNT GOLD AND SILVER CORP.
Consolidated Statements of Cash Flow
For the Years Ended June 30, 2014, June 30, 2013 and June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012

Net Gain (Loss)	$(11,062,025)	$(13,488,280)	$(12,091,608)
Adjustment for:
Depreciation	58,014	64,555	77,155
Stock based compensation	1,127,204	1,234,115	1,918,724
Write-down of mineral properties	-	-	100,000
Accretion expense	122,732	167,744	153,704
Change in reclamation	(3,404)	(3,413)	(5,312)
Insurance expense	245,215	245,215	245,213
Non cash gain on sale of mineral property	-	(4,421,233)	205,474
Other than temporary impairement of marketable securities	-	4,050,000	-
Change in fair value of warrant liability	-	(2,507,615)	(6,167,873)
(Increase) Decrease in accounts receivable	(190,943)	251,118	167,359
(Increase) Decrease in prepaid expenses	(38,209)	142,470	(320,415)
Increase (Decrease) in accounts payable	94,471	(1,066,138)	595,247
Cash used in operating activities	$(9,646,945)	$(15,331,462)	$(15,122,332)

Sale (purchase) of marketable securities	(49,950)	-	144,690
Increase of reclamation bond	-	(62,994)	(82,678)
Sale (purchase) of GIC receivable	-	7,500,000	(7,500,000)
Purchase of mineral properties	-	(1,460,000)	(100,000)
Sale of mineral properties	-	(14,706)	-
Purchase of equipment	(3,443)	(37,905)	(48,352)
Cash provided by (used in) investing activities	$(53,393)	$5,924,395	$(7,586,340)

Issuance of capital Stock	3,326,713	8,434,620	20,633,600
Cash provided by financing activities	$3,326,713	$8,434,620	$20,633,600

Effect of exchange rate changes on cash	(42,735)	(4,210)	(113,460)

Change in cash during period	(6,416,360)	(976,657)	(2,188,533)

Cash at beginning of period	11,524,051	12,500,708	14,689,241
Cash at end of period	$5,107,691	$11,524,051	$12,500,708

Supplemental Cash Flow Disclosure
Cash	$3,003,567	$6,487,859	$3,125,789
Cash Equivalents	$2,104,124	$5,036,192	$9,374,919

PARAMOUNT GOLD AND SILVER CORP.
Consolidated Statements of Stockholders’ Equity
As at June 30, 2014, June 30, 2013 and June 30, 2012
(Expressed in United States dollars, unless otherwise stated)

	Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balance at June 30, 2011	136,249,512	$136,249	$129,664,660	$(89,637,633)	$11,287,242	$17,785	$51,468,303
Capital issued for financing	10,417,776	10,418	20,335,755	—	—	—	20,346,173
Capital issued from stock options and warrants exercised	345,315	346	600,873	—	(313,792)	—	287,427
Capital issued for mineral properties	400,000	400	963,600	—	—	—	964,000
Stock based compensation	—	—	—	—	1,918,724	—	1,918,724
Foreign currency translation	—	—	—	—	—	(113,460)	(113,460)
Unrealized loss on available for sale securities	—	—	—	—	—	30,945	30,945
Net Income (loss)	—	—	—	(12,091,608)	—	—	(12,091,608)
Balance at June 30, 2012	147,412,603	$147,413	$151,564,888	$(101,729,241)	$12,892,174	$(64,730)	$62,810,504
Capital issued from stock options and warrants exercised	8,318,465	8,319	17,208,447	—	(542,974)	—	16,673,792
Stock based compensation	—	—	—	—	1,234,115	—	1,234,115
Foreign currency translation	—	—	—	—	—	(4,210)	(4,210)
Net Income (loss)	—	—	—	(13,488,280)	—	—	(13,488,280)
Balance at June 30, 2013	155,731,068	155,732	168,773,335	(115,217,521)	13,583,315	(68,940)	67,225,921
Capital issued for financing	3,439,791	3,477	3,323,236	—	—	—	3,326,713
Stock based compensation	—	—	—	—	1,127,204	—	1,127,204
Unrealized gain on available for sale securities	—	—	—	—	—	60,149	60,149
Foreign currency translation	—	—	—	—	—	(42,735)	(42,735)
Net Income (loss)	—	—	—	(11,062,025)	—	—	(11,062,025)
Balance at June 30, 2014	159,170,859	159,209	172,096,571	(126,279,546)	14,710,519	(51,526)	60,635,227

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

1.	Principal Accounting Policies:

Paramount Gold and Silver Corp. (the “Company”), incorporated under the General Corporation Law of the State of Delaware, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of precious metal properties. The Company’s wholly owned subsidiaries include Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, Minera Gama SA de CV, and X-Cal Resources Ltd. The Company is in the process of exploring its mineral properties in both the United States and Mexico. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to advance its projects and to date has not determined whether these properties contain reserves that are economically recoverable.

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

Significant estimates made by management in the accompanying financial statements include collectability of amounts receivable, the adequacy of the Company’s asset retirement obligations, fair value of stock based compensation and valuation of deferred tax assets.

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

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
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

Warrants and options issued and outstanding in prior periods with exercise prices denominated in Canadian dollars were not considered indexed to our stock, as their exercise price was not in the Company’s functional currency of the US dollar, and therefore no longer qualified for the scope exception and were accounted for as a derivative. These warrants and options were reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period were recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.”

The Company elected to record the change in fair value of the warrant liability as a component of other income and expense on the statement of operations as we believe the amounts recorded relate to financing activities and not as a result of our operations.

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
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

For the years ended June 30, 2014, 2013 and 2012 the shares of common stock equivalents related to outstanding stock option and stock purchase warrants have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

Revenue Recognition

Revenue is recognized when persuasive evidence that an agreement exists, the risks and rewards of ownership pass to the purchaser, the selling price is fixed and determinable; or collection is reasonably assured. The passing of title to the purchaser is based on the terms of the purchase and sale agreement.

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

Concentration of Credit Risk and Amounts Receivable

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable. The Company maintains cash in accounts which may, at times, exceed federally insured limits. At June 30, 2014, the balances of approximately $4.8 million were in excess of federally insured limits. We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

Foreign Currency

The parent company’s functional currency is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries are the U.S. Dollar and the Canadian Dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss. The aggregate foreign transaction loss for the year ended June 30, 2014 is $41,168.

The financial statements of the subsidiaries are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

2.	Recent Accounting Pronouncements Adopted:

Accounting Pronouncements Adopted During the Period

i)	ASU 2014-10

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”. The amendments in ASU 2014-10 remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual reporting period beginning after December 15, 2014. The withdrawal of the presentation and disclosure requirements of Topic 915 is effective for annual reporting periods beginning after December 15, 2015. The revised consolidation standards are effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for any annual reporting period or interim period for which an entity’s financial statements have not yet been issued or made available for issuance. The Company has early adopted ASU 2014-10 and impacts of its adoption have been reflected throughout the Company’s consolidated financial statements, with the significant effect being the elimination of disclosures of certain cumulative amounts incurred during the period from inception to the period end reporting date.

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

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

3.	Marketable Securities and Investments:

The following table summarizes the Company’s available-for sale securities on hand as of June 30, 2014:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable securities at June 30, 2014	$499,950	-	$499,950	-	$60,149	$560,099
Marketable securities at June 30, 2013	$4,500,000	$4,050,000	$450,000	-	-	$450,000

In the period ended June 30, 2014, the Company recorded an unrealized gain of $60,149 (2013 – $-). The marketable securities reflected in the table above include a convertible preferred share with an attached purchase warrant of a single entity involved in the exploration of precious metals. The Company performs a quarterly assessment on its marketable securities with unrealized losses to determine if the security is other than temporarily impaired.

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
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

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
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

	Fair Value at June 30, 2014				June 30, 2013
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,107,691	$5,107,691	$-	$-	$11,524,051
Marketable Securities	$560,099	$-	$-	$560,099	$450,000

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

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

5.	Non-Cash Transactions:

During the years ended June 30, 2014, 2013 and 2012, the Company entered into certain non-cash activities as follows:

	2014	2013	2012
Operating and Financing Activities
From issuance of shares for cashless exercise of options	$-	$113,975	$16,455
From issuance of shares for mineral properties	$-	$-	$964,000
Receipt of shares for sale of mineral properties	$-	$4,421,233	$-

6.	Capital Stock:

a) Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 per share. At June 30, 2014 there were 159,170,859 shares issued and outstanding and 155,731,068 shares issued and outstanding at June 30, 2013.

During year ended June 30, 2014, the Company issued a total of 3,439,791 common shares which are summarized as follows:

	Common Shares
	2014	2013	2012
Financing	3,439,791	-	10,417,776
Acquisition of mineral properties	-	-	400,000
For exercise of warrants and options	-	8,318,465	345,315
	3,439,791	8,318,465	11,163,465

For the year ended June 30, 2014, the Company issued 3,439,791 shares for net proceeds of $3,326,713 pursuant to a Controlled Equity Offering Sales Agreement entered into with Cantor Fitzgerald on April 11, 2014.

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
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

	June 30, 2014	June 30, 2013
WA Risk free interest rate	0.12%	0.15%
WA Expected dividend yield	0%	0%
WA Expected stock price volatility	58%	64%
WA Expected life of options	2 years	2.9 years

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

6.	Capital Stock (Continued):

Changes in the Company’s stock options for the year ended June 30, 2014 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	2,161,120	$1.74	2.08	$3,280,911
Issued	1,693,500	2.50	-	-
Cancelled / Expired	(370,500)	2.64	-	-
Exercised	(355,000)	0.83		$418,663
Outstanding at June 30, 2012	3,129,120	$2.16	2.41	$1,166,543
Issued	1,545,500	1.80	-	-
Cancelled/Expired	(200,000)	2.43	-	-
Exercised	(698,120)	1.04	-	$647,259
Outstanding at June 30, 2013	3,776,500	$2.20	2.28	$0
Issued	2,251,000	1.41	-	-
Cancelled/Expired	(260,000)	2.15	-	-
Exercised	0	-	-	-
Outstanding at June 30, 2014	5,767,500	$1.89	$2.27	$0
Exercisable at June 30, 2014	5,577,501	$1.87	$2.32	$0

At June 30, 2014, there were 5,767,500 options outstanding. Options outstanding above that have not vested at period end are 189,999 which have a maximum service term of 1- 3 years. The vesting of these options is dependent on market conditions which have yet to be met. As of June 30, 2014, there was $68,511 of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1 year.

A summary of the non-vested options as of June 30, 2014, 2013 and 2012 and changes during the fiscal years ended June 30, 2014, 2013 and 2012 is as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at June 30, 2011	229,999	$2.12
Issued	1,693,500	$1.23
Vested	(1,168,500)	1.03
Forfeited	(50,000)	1.29
Non-vested at June 30, 2012	704,999	$1.84
Issued	1,545,500	0.59
Vested	(2,060,500)	0.88
Forfeited	-	-
Non-vested at June 30, 2013	189,999	$2.12
Issued	2,251,000	0.46
Vested	(2,251,000)	0.46
Forfeited	-	-
Non-vested at June 30, 2014	189,999	2.12

For the year ended June 30, 2014 the Company recognized stock based compensation expense in the amount of $1,127,204 (2013 - $1,234,115, 2012 - $1,918,724).

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

7.	Related Party Transactions:

During the year ended June 30, 2014, directors received cash payments in the amount of $198,000 (2013 - $198,000, 2012 - $240,500) for their services as directors or members of committees of the Company’s Board. During the year ended June 30, 2014, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $533,428(2013 -$742,802, 2012 -$1,116,551).

All transactions with related parties are made in the normal course of operations and measured at exchange value.

8.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2014	June 30, 2013
Iris Royalty	$50,000	$50,000
San Miguel Project	23,452,263	23,452,263
Sleeper	25,891,490	25,891,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
	$51,875,798	$51,875,798

San Miguel Project:

The 100% owned San Miguel Project is located in southwestern Chihuahua, a state in Northern Mexico. It consists of 40 mining concessions which total approximately 551 square miles. The concessions were acquired from 2005 to 2012 over a series of transactions with third parties. Cumulative exploration expenses incurred from March 2005 to June 30, 2014 are $44,516,856.

Sleeper:

The Sleeper Gold Project was acquired through our acquisition of X-Cal Resources Ltd. in August 2010. Sleeper is located in northern Nevada approximately 26 miles northwest of the town of Winnemucca. When acquired in 2010, the Sleeper Gold Mine consisted of 1,044 unpatented mining claims. In August 2011 and July 2012, the Company has staked a total of 1,526 additional unpatented lode mining claims. Cumulative exploration expenses incurred from August 2010 to June 30, 2014 are $12,846,437.

Mill Creek:

The Mill Creek property consists of 36 unpatented lode mining claims totaling 720 acres south of Battle Mountain Nevada.

Spring Valley:

The Spring Valley property consists of 38 unpatented lode mining claims located in Pershing County, Nevada.

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

9.	Property and Equipment:

At June 30, 2014, and 2013, property and equipment consisted of the following:

	June 30, 2014	June 30, 2013
Exploration and other equipment	$331,944	$330,705
Buildings and leaseholds	325,207	325,207
Furniture and computer equipment	240,483	238,278
Subtotal	897,634	894,190
Accumulated depreciation	(519,918)	(461,903)
Total	$377,716	$432,287

During the year ended June 30, 2014, net additions to property, and equipment were $3,443 (2013- $37,905). During the year ended June 30, 2014 the Company recorded depreciation of $58,014 (2013-$64,555, 2012 - $ 77,155).

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the year ended June 30, 2014:

	United States	Mexico	Total
Interest income	$12,532	$-	$12,532
Gain on sale of mineral property	-	-	-
Other income	124,442	5,131	129,573
Total income	$136,974	$5,131	$142,105

Expenses:
Exploration	2,357,501	5,239,528	7,597,029
Professional fees	901,253	-	901,253
Directors compensation	731,428	-	731,428
Travel and lodging	252,713	-	252,713
Corporate communications	309,382	-	309,382
Consulting fees	509,576	-	509,576
Office and administration	304,904	34,237	339,141
Interest and service charges	8,250	2,516	10,766
Insurance	364,707	-	364,707
Depreciation	25,113	32,901	58,014
Accretion	122,732	-	122,732
Income and other taxes	7,389	-	7,389
Total Expenses	5,894,948	5,309,182	11,204,130
Net loss before other items	$5,757,974	$5,304,051	$11,062,025

Other items
Other than temporary impairment of marketable securities	-	-	-
Write down of other assets	-	-	-
Change in fair value of warrant liability	-	-	-
Net Loss (Gain)	$5,757,974	$5,304,051	$11,062,025

Other comprehensive loss (gain)
Foreign currency translation adjustment	42,735	-	42,735
Unrealized loss on available-for-sale-securities	(60,149)	-	(60,149)
Total Comprehensive Loss for the Period	$5,740,560	$5,304,051	$11,044,611

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
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

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

10.	Segmented Information (Continued):

Loss for the period by geographical segment for the year ended June 30, 2012:

	United States	Mexico	Total
Interest income	$32,869	$9,791	$42,660
Other income	73,130	-	73,130
Total income	$105,999	$9,791	$115,790

Expenses:
Exploration	4,479,783	8,947,593	13,427,376
Professional fees	1,166,881	-	1,166,881
Directors compensation	1,357,051	-	1,357,051
Travel and lodging	224,705	-	224,705
Corporate communications	440,382	-	440,382
Consulting fees	475,087	-	475,087
Office and administration	383,691	68,082	451,773
Interest and service charges	7,480	3,168	10,648
Insurance	323,777	-	323,777
Depreciation	41,027	36,128	77,155
Accretion	153,704	-	153,704
Write-down of mineral properties	-	100,000	100,000
Total Expenses	9,053,568	9,154,971	18,208,539
Net loss before other items	$8,947,569	$9,145,180	$18,092,749

Other items
Change in fair value of warrant liability	(6,167,873)	-	(6,167,873)
Loss on sale of marketable securities	166,732	-	166,732
Net Loss	$2,946,428	$9,145,180	$12,091,608

Other comprehensive loss
Foreign currency translation adjustment	113,460	-	113,460
Unrealized loss on available for sale securities	(30,945)		(30,945)
Total Comprehensive Loss for the Period	$3,028,943	$9,145,180	$12,174,123

Assets by geographical segment:

	United States	Mexico	Total
June 30, 2014
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	$43,685	$334,031	$377,716

June 30, 2013
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	$66,595	$365,692	$432,287

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

11.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million. The insurance premium is being amortized over ten years and the current and non-current prepaid insurance balance at June 30, 2014 is $122,607 (2013 - $367,822).
As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims. The balance of the commutation account at June 30, 2014 is $2,626,538 (2013 - $2,718,384).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,915,626 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations for the year ended June 30, 2014 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (2013 – 9.76%) and 2.0% (2013 – 2.0%), respectively. Expenses are expected to be incurred between the years 2014 and 2053.

Changes to the Company’s asset retirement obligations are as follows:

	June 30, 2014	June 30, 2013
Balance at beginning of period	$1,263,584	$1,198,179
Accretion expense	122,732	167,744
Payments	(95,250)	(102,339)
Balance at end of period	$1,291,066	$1,263,584

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

12.	Income Taxes:

At June 30, 2014, the Company has net operating loss carry forwards in the United States of $33,281,762 (2013 - $33,345,283, 2012 - $31,619,622) expiring between the years 2026 and 2034which are available to reduce future taxable income. As at June 30, 2014, the Company has non-capital loss carry forwards in Canada of $5,183,482 (2013- $5,527,394, 2012 - $6,369,054) expiring between 2014 and 2032 which are available to reduce future taxable income.  As at June 30, 2014 the Company has net operating loss carry forwards in Mexico of $49,337,228 (2013 - $42,765,556, 2012 - $35,150,063) expiring between 2016 and 2024 which are available to reduce future taxable income. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2014 are as follows:

	2014	2013
United States
Property and equipment	$(10,728)	$(14,590)
Mineral properties	2,391,033	1,989,277
Asset retirement obligation	438,963	429,619
Stock options	703,192	319,942
Marketable securities	1,356,549	1,377,000
Net operating losses	11,315,799	9,812,396

Canada
Property and equipment	54,710	55,101
Non-capital losses	1,286,672	1,306,849

Mexico
Property and equipment	(98,090)	(98,190)
Net operating losses	14,801,169	11,974,356

	$32,239,269	$27,151,760
Valuation allowance	(32,239,269)	(27,151,760)
Net deferred tax asset	$-	$-

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

12.	Income Taxes (Continued):

The income tax recovery differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2014	2013
Income (loss) before taxes	$(11,062,025)	$(13,488,280)
US Statutory tax rate	34.00%	34.00%

Expected income tax (recovery)	(3,761,089)	(4,586,015)
Non-deductible items	10,370	320,689
Change in estimates	(777,950)	(2,914,962)
Other	-	3,042,307
Change in enacted tax rate	(932,459)	152,310
Functional currency adjustments	92,744	38,171
Foreign tax rate difference	260,423	300,726
Change in valuation allowance	5,107,961	3,646,774
Total income taxes (recovery)	$-	$-

Current tax expense (recovery)	-	-
Deferred tax expense (recovery)	-	-
	$-	$-

The potential tax benefits of net operating and non capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating or non capital losses carried forward in future years.
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
As at June 30, 2014 and 2013, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2009 through 2014. Loss carryforwards generated or utilized in years earlier than 2009 are also subject to examination and adjustment. The Company has no income tax examinations in process.

PARAMOUNT GOLD AND SILVER CORP.
Notes to Consolidated Financial Statements (Audited)
For the Year Ended June 30, 2014
(Expressed in United States dollars, unless otherwise stated)

13.	Summary of Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations for the years ended June 30, 2014 and 2013:

2014	Q1	Q2	Q3	Q4
Net sales	$-	$-	$-	$-
Net loss (gain) before other items	1,964,926	2,526,290	4,344,474	2,226,335
Net loss (gain)	1,964,926	2,526,290	4,344,474	2,226,335
Net loss (gain) per Common Share
Basic	$0.01	$0.02	$0.03	$0.01
Diluted	$0.01	$0.02	$0.03	$0.01

2013	Q1	Q2	Q3	Q4
Net sales	$-	$-	$-	$-
Net loss before other items	4,327,343	(3,143,869)	3,905,246	6,836,929
Net loss (Gain)	5,859,463	(5,679,165)	2,400,807	10,907,175
Net loss (Gain) per Common Share
Basic	$0.04	$(0.04)	$0.02	$0.07
Diluted	$0.04	$(0.04)	$0.02	$0.07

14.	Subsequent Event:

Subsequent to June 30, 2014 the Company issued 2,135,410 shares for gross proceeds of $2,015,262 pursuant to a Controlled Equity Offering Sales Agreement entered into with Cantor Fitzgerald & Co. on April 11, 2014.