Form 10-Q
period 2014-09-30
PARAMOUNT GOLD & SILVER CORP.
filed 2014-11-06
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 162,027,422 shares of Common Stock, $.001 par value as of October 31, 2014.

Index
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 contains “forward-looking statements”. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

PARAMOUNT GOLD AND SILVER CORP.

Condensed Consolidated Interim Financial Statements
(Unaudited)

Period ended September 30, 2014 and 2013

Index
PARAMOUNT GOLD AND SILVER CORP.
Condensed Consolidated Interim Balance Sheets
As at September 30, 2014 and June 30, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	As at September 30, 2014	As at June 30, 2014
Assets

Current Assets
Cash and cash equivalents	$4,892,782	$5,107,691
Amounts receivable	1,544,074	1,398,190
Prepaid and deposits	551,676	250,406
Prepaid insurance, current portion (Note 11)	49,043	122,607
Marketable securities (Note 3)	6,334	560,099
Total Current Assets	7,043,909	7,438,993
Non-Current Assets
Mineral properties (Note 8)	51,518,398	51,875,798
Property and equipment (Note 9)	365,299	377,716
Prepaid insurance, non current portion (Note 11)	61,302	-
Reclamation bond (Note 11)	2,601,898	2,626,538
Total Non-Current Assets	54,546,897	54,880,052

Total Assets	$61,590,806	$62,319,045

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$494,181	$392,752
Total Current Liabilities	494,181	392,752

Non-Current Liabilities
Reclamation and environmental obligation (Note 11)	1,299,372	1,291,066
Total Liabilities	$1,793,553	$1,683,818

Stockholders' Equity
Capital Stock, par value $0.001 per share; authorized 200,000,000 shares, 161,547,969 issued and outstanding at September 30, 2014 and 159,170,859 shares issued and outstanding at June 30, 2014	161,447	159,209
Additional paid in capital	174,326,301	172,096,571
Contributed surplus	14,733,902	14,710,519
Deficit accumulated during the exploration stage	(129,227,287)	(126,279,546)
Accumulated other comprehensive income (loss)	(197,110)	(51,526)
Total Stockholders' Equity	59,797,253	60,635,227

Total Liabilities and Stockholders' Equity	$61,590,806	$62,319,045

Subsequent Events (Note 12)

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three Month Periods Ended September 30, 2014 and 2013
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	For the Period Ended September 30, 2014	For the Period Ended September 30, 2013
Revenue
Interest income	$2,620	$4,966
Other income	30,486	10,131
Total Revenue	33,106	15,097

Expenses:
Exploration	1,997,975	1,234,257
Professional fees	238,790	230,767
Directors compensation	62,482	69,976
Travel & lodging	49,756	42,670
Corporate communications	59,833	54,351
Consulting fees	66,268	122,577
Office & administration	74,195	74,869
Interest & service charges	3,311	2,715
Insurance	56,703	102,372
Depreciation	12,417	14,786
Accretion	33,692	30,683
Write down of mineral property	357,400	-
Total Expenses	3,012,822	1,980,023
Net Loss before other items	2,979,716	1,964,926

Other items
Gain on sale of marketable securities	31,975	-
Net Loss	2,947,741	1,964,926

Other comprehensive loss (gain)
Foreign currency translation adjustment	21,919	34,504
Unrealized loss (gain) on available-for-sale-securities	123,665	(104,793)
Total Comprehensive Loss for the Period	$3,093,325	$1,894,637

Loss per Common share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	161,078,684	155,731,068
Diluted	161,078,684	155,731,068

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
Condensed Consolidated Interim Statements of Cash Flows
For the Three Month Periods Ended September 30, 2014 and 2013
Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	For the Period Ended September 30, 2014	For the Period Ended September 30, 2013

Net Loss	$(2,947,741)	$(1,964,926)
Adjustment for:
Depreciation	12,417	14,786
Stock based compensation	23,383	97,466
Write-down of mineral properties	357,400	-
Accretion expense	33,692	30,683
Change in reclamation	(746)	(956)
Insurance expense	12,262	61,305
Gain on sale of marketable securities	(31,975)	-
(Increase) Decrease in accounts receivable	(145,884)	190,939
(Increase) Decrease in prepaid expenses	(301,270)	(387,584)
Increase (Decrease) in accounts payable	101,429	34,696
Cash used in operating activities	$(2,887,033)	$(1,923,591)

Sale (purchase) of marketable securities	462,075	(49,950)
Purchase of equipment	-	(2,204)
Cash provided by (used in) investing activities	$462,075	$(52,154)

Issuance of capital Stock	2,231,968	-
Cash provided by financing activities	$2,231,968	$-

Effect of exchange rate changes on cash	(21,919)	(34,504)

Change in cash during period	(214,909)	(2,010,249)

Cash at beginning of period	5,107,691	11,524,051
Cash at end of period	$4,892,782	$9,513,802

Supplemental Cash Flow Disclosure
Cash	$2,295,127	$4,706,958
Cash Equivalents	$2,597,655	$4,806,844

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index

PARAMOUNT GOLD AND SILVER CORP.
Condensed Consolidated Interim Statements of Shareholders’ Equity
From June 30, 2012 to the Three Month Periods Ended September 30, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balance at June 30, 2012	147,412,603	$147,413	$151,564,888	$(101,729,241)	$12,892,174	$(64,730)	$62,810,504
Capital issued from stock options and warrants exercised	8,318,465	8,319	17,208,447	—	(542,974)	—	16,673,792
Stock based compensation	—	—	—	—	1,234,115	—	1,234,115
Foreign currency translation	—	—	—	—	—	(4,210)	(4,210)
Net Income (loss)	—	—	—	(13,488,280)	—	—	(13,488,280)
Balance at June 30, 2013	155,731,068	155,732	168,773,335	(115,217,521)	13,583,315	(68,940)	67,225,921
Capital issued for financing	3,439,791	3,477	3,323,236	—	—	—	3,326,713
Stock based compensation	—	—	—	—	1,127,204	—	1,127,204
Unrealized gain on available for sale securities	—	—	—	—	—	60,149	60,149
Foreign currency translation	—	—	—	—	—	(42,735)	(42,735)
Net Income (loss)	—	—	—	(11,062,025)	—	—	(11,062,025)
Balance at June 30, 2014	159,170,859	159,209	172,096,571	(126,279,546)	14,710,519	(51,526)	60,635,227
Capital issued for financing	2,377,110	2,238	2,229,730	—	—	—	2,231,968
Stock based compensation	—	—	—	—	23,383	—	23,383
Unrealized loss on available for sale securities	—	—	—	—	—	(123,665)	(123,665)
Foreign currency translation	—	—	—	—	—	(21,919)	(21,919)
Net Income (loss)	—	—	—	(2,947,741)	—	—	(2,947,741)
Balance at September 30, 2014	161,547,969	161,447	174,326,301	(129,227,287)	14,733,902	(197,110)	59,797,253

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Three Month Period Ended September 30, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

1.	Principal Accounting Policies:

Paramount Gold and Silver Corp. (the “Company”), incorporated under the General Corporation Law of the State of Delaware, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include Paramount Gold de Mexico S.A. de C.V., Magnetic Resources Ltd, Minera Gama SA de CV, and Paramount Nevada Gold Corp.   The Company is in the process of exploring its mineral properties in both the United States and Mexico.  The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to advance its projects and to date has not yet determined whether its properties contain reserves that are economically recoverable.

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

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  These interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K of Paramount Gold and Silver Corp. for the year ended June 30, 2014.

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

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Three Month Period Ended September 30, 2014
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

Foreign Currency

The parent company’s functional currency is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries are the U.S. Dollar and the Canadian Dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date.   Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss. The aggregate foreign transaction loss for the three month period ended September 30, 2014 is $60,652.

The financial statements of the subsidiaries are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Three Month Period Ended September 30, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

2.	Recent Accounting Pronouncements Adopted and New Accounting Pronouncements:

i)	ASU 2013-05

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830); Parents Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of substance real estate or conveyance of oil and gas, mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods with those years) beginning after December 15, 2013. The adoption of ASU 2013-05 did not have a material impact on our financial position or results of operations.

ii)	ASU 2013-11

In July 2013, FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits.” The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. ASU No. 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. Early adoption is permitted. The amendments should be applied to all unrecognized tax benefits that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. The adoption of ASU 2013-05 did not have a material impact on our financial position or results of operations

iii)	ASU 2014-08

In April 2014, FASB issued ASU 2014-08, “Discontinued Operations”. ASC guidance was issued related to discontinued operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The update is effective prospectively for the Company’s fiscal year beginning July 1, 2015. Early application is permitted. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows

iv)	ASU 2014-12

In June 2014, FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”.  ASC guidance was issued to update the guidance on performance stock awards. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This standard is effective for the Company’s fiscal year beginning July 1, 2016. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

iv)	ASU 2014-15

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern”. ASC guidance was issued that explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard is effective for the Company’s fiscal year ending July 30, 2017, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Three Month Period Ended September 30, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

3.	Marketable Securities:

The following table summarizes the Company’s available-for sale securities on hand as of September 30, 2014 and June 30, 2014:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable securities at September 30, 2014	$69,850	-	69,850	63,516	-	$6,334
Marketable securities at June 30, 2014	$499,950	-	$499,950	-	60,149	$560,099

During the three month period ended September 30, 2014, the Company sold marketable securities with a cost basis of $430,100 for net proceeds of $462,075.  The gain on sale of securities of $31,975 was recorded on the statement of operations.  As a result of the transaction, the Company reversed from comprehensive income $106,631 it had previously recorded as an unrealized gain.

In the three month period ended September 30, 2014, the Company recorded an unrealized loss of $17,034(2013 – $104,793 gain).  The marketable securities reflected in the table above includes stock purchase warrants of a single entity involved in the exploration of precious metals.  The Company performs a quarterly assessment on its marketable securities with unrealized losses to determine if the security is other than temporarily impaired.

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

Index

PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Three Month Period Ended September 30, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value at September 30, 2014			June 30, 2014
Assets	Total	Level 1	Leveel 2	Level 3	Total
Cash and cash equivalents	$4,892,782	4,892,782	-	-	$5,107,691
Marketable Securities	$6,334	-	-	$6,334	$560,099

The Company’s cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

The Company’s marketable securities are comprised of stock purchase warrants. The stock purchase warrants’ fair value is recorded using a Black Scholes options model using inputs such as contractual terms, stock volatility and implied interest rates. The Company’s marketable securities are classified within Level 3 of the fair value hierarchy.

5.	Non-Cash Transactions:

During the periods ended September 30, 2014 and 2013, the Company did not enter into non-cash activities.

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Three Month Period Ended September 30, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

6.	Capital Stock:

a)  Share issuances:

Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 per share.  At September 30, 2014 there were 161,547,969 shares issued and outstanding and 159,170,859 shares issued and outstanding at June 30, 2014.

During the three month period ended September 30, 2014 and 2013, the Company issued the following shares:

	Common Shares
	2014	2013
Financing	2,377,110	-
	2,377,110	-

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

	September 30, 2014	September 30, 2013
WA Risk free interest rate	-	0.12%
WA Expected dividend yield	-	0%
WA Expected stock price volatility	-	66%
WA Expected life of options	-	3 years

Changes in the Company’s stock options for the period ended September 30, 2014 are summarized below:

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2014	5,767,500	$1.89	2.27	$0
Issued	-	-	-	-
Cancelled / Expired	20,000	2.48	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2014	5,747,500	$1.89	2.03	$0
Exercisable at September 30, 2014	5,557,501	$1.87	2.08	$0

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Three Month Period Ended September 30, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

6.	Capital Stock (Continued):

At September 30, 2014, there were 5,747,500 options outstanding. Options outstanding above that have not vested at period end are 189,999 which have a maximum service term of 1- 4 years. The vesting of these options is dependent on market conditions which have yet to be met.   As of September 30, 2014, there was $45,188 (2013 - $138,706) of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1 year.

A summary of the non-vested options as of June 30, 2014 and changes during the three month period ended September 30, 2014 are as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at June 30, 2014	189,999	$2.12
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2014	189,999	$2.12

For the three period ended September 30, 2014, the Company recognized a stock based compensation expense in the amount of $23,383 (2013 - $97,466).

7.	Related Party Transactions:

During the period ended September 30, 2014, directors earned fees in the amount of $46,500 (2013 -$54,000) for their services as directors or members of committees of the Company’s Board.   During the period ended September 30, 2014, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $15,982 (2013 -$15,976)

All transactions with related parties are made in the normal course of operations and measured at exchange value.

8.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2014	June 30, 2014
Iris Royalty	50,000	50,000
San Miguel Project	23,432,263	23,452,263
Sleeper	25,554,090	25,891,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
	$51,518,398	$51,875,798

San Miguel Project:

The 100% owned San Miguel Project is located in southwestern Chihuahua, a state in Northern Mexico.  It consists of 40 mining concessions which total approximately 551 square miles. The concessions were acquired from 2005 to 2012 over a series of transactions with third parties.

During the three month period ended September 30, 2014, the Company wrote down certain mining concessions with a recorded value of $20,000. The Company determined that these concession no longer had exploration potential.

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Three Month Period Ended September 30, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

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

During the three month period ended September 30, 2014, the Company dropped 212 mining claims it acquired in 2011 with a recorded value of $337,400. The Company determined that these mining claims no longer had any exploration potential.

Mill Creek:

The Mill Creek property consists of 36 unpatented lode mining claims totaling 720 acres south of Battle Mountain Nevada.

Spring Valley:

The Spring Valley property consists of 38 unpatented lode mining claims located in Pershing County, Nevada.

9.	Property and Equipment:

Property and equipment consist of the following:

	September 30, 2014	June 30, 2014
Exploration and other equipment	$331,944	$331,944
Buildings and leaseholds	325,207	325,207
Furniture and computer equipment	240,483	240,483
Subtotal	897,634	897,634
Accumulated depreciation	(532,335)	(519,918)
Total	$365,299	$377,716

During the period ended September 30, 2013, net additions to property, and equipment were $ 0 (2013- $2,204). During the period ended September 30, 2014 the Company recorded depreciation of $12,417 (2013-$14,786).

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Three Month Period Ended September 30, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

10.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the period ended September 30, 2014:

	United States	Mexico	Total
Interest income	$2,620	$-	$2,620
Other income	30,486	-	30,486
Total income	$33,106	$-	$33,106

Expenses:
Exploration	489,425	1,508,550	1,997,975
Professional fees	238,790	-	238,790
Directors compensation	62,482	-	62,482
Travel and lodging	49,756	-	49,756
Corporate communications	59,833	-	59,833
Consulting fees	66,268	-	66,268
Office and administration	70,336	3,859	74,195
Interest and service charges	2,527	784	3,311
Insurance	56,703	-	56,703
Depreciation	4,166	8,251	12,417
Accretion	33,692	-	33,692
Write down of mineral properties	337,400	20,000	357,400
Total Expenses	1,471,378	1,541,444	3,012,822
Net loss	$1,438,272	$1,541,444	$2,979,716

Other items
Gain on sale of marketable securities	31,975	-	31,975
Net Loss	$1,406,297	$1,541,444	$2,947,741

Other comprehensive loss(gain)
Foreign currency translation adjustment	21,919	-	21,919
Unrealized loss (gain) on available-for-sale-securities	123,665	-	123,665
Total Comprehensive Loss for the Period	$1,551,881	$1,541,444	$3,093,325

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Three Month Period Ended September 30, 2014
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

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Three Month Period Ended September 30, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

10.	Segmented Information (Continued):

Assets by geographical segment:

	United States	Mexico	Total
September 30, 2014
Mineral properties	$27,936,135	$23,582,263	$51,518,398
Property and equipment	$39,519	$325,780	$365,299

June 30, 2014
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	$43,685	$334,031	$377,716

11.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The unamortized insurance premium is being amortized to December 31, 2016 and the current and non-current prepaid insurance balance at September 30, 2014 is $110,347(June 30, 2014 - $122,607).

As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at September 30, 2014 is $2,601,898 (June 30, 2014 - $2,626,538).

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

Changes to the Company’s asset retirement obligations for the three month period ended September 30, 2014 are as follows:

	September 30, 2014	June 30, 2014
Balance at beginning of period	$1,291,066	$1,263,584
Accretion expense	33,692	122,732
Payments	(25,386)	(95,250)
Balance at end of period	$1,299,372	$1,291,066

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Three Month Period Ended September 30, 2014
 (Expressed in United States dollars, unless otherwise stated)
(Unaudited)

12.	Subsequent Event:

Subsequent to September 30, 2014, the Company issued 479,453 shares for gross proceeds of $373,266 pursuant to a Controlled Equity Offering Sales Agreement entered into with Cantor Fitzgerald & Co. on April 11, 2014.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report) and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our June 30, 2013 annual report filed on Form 10-K with the Securities and Exchange Commission on September 9, 2014.

We are an exploratory stage mining company that currently has mining concessions in Mexico and mining claims in Nevada, USA.  We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold project in Nevada but are currently exploring both projects.  The following discussion updates our planned operations for this fiscal year.  It also analyzes our financial condition and summarizes the results of operations for the three month period ended September 30, 2014 and compares those results to the three month period ended September 30, 2013.

Plan of Operation:

Exploration activities at our San Miguel Project will include new target core drilling, expansion and in-fill drilling of known mineralized zones, geotechnical drilling and further metallurgical testing.  We also plan to commence base line environmental studies related to the use of surface land for mining operations.

The Company’s exploration plan and budget for the San Miguel Project will be managed by its in-house technical staff. It will be funded by the Company’s cash on hand and future issuances of our common stock. We have budgeted approximately $2.0 million for the next three month period.

In Nevada, our plan for the next three months is to continue focusing on our Sleeper Gold Project. Our budget for this period is approximately $0.45 million. The main budget activities will include consulting, material modeling and metallurgical testing.

Our work at both the San Miguel Project and Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Highlights from Q1 – July 1, 2014 to September 30, 2014

On August 22, 2014, the Company announced the results of an updated Preliminary Economic Assessment (“San Miguel PEA”).  The report was authored by Metal Mining Consultants Inc. (“MMC”) and incorporated a resource estimate which was prepared by Mine Development Associates.  In their analysis, MMC proposed a 4,000 tonnes per day mill with a heap leaching facility fed by open pits and underground mines, resulting in a projected 17 year operation with a total metal production of 933,000 ounces of gold and 47.1 million ounces of silver.

Index
Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of $4,892,782 compared to $5,107,691as at June 30, 2014.  This decrease of $214,909 was comprised of cash used to fund our exploration and corporate overhead of $2,887,033 which was offset by cash provided by the issuance of our common stock and proceeds received from the sale of marketable securities of $2,694,043.

During the three month period ended September 30, 2014, the Company continued to sell shares of its common stock through its sales agent, Cantor Fitzgerald & Co. (“Cantor”) pursuant to a Controlled Equity OfferingSM Sales Agreement it entered with Cantor on April 11, 2014. Under the market offering program (“ATM”), pursuant to which, we may, at our discretion, sell up to $30.0 million of our common stock through Cantor. Sales of common stock made under the ATM are made under our previously filed and currently effective Registration Statement on Form S-3 (File No. 333-194411) by means of ordinary brokers’ transactions at market prices.

During the three month period ended September 30, 2014, we received net proceeds of approximately $2,231,968 from sales of approximately 2,337,110 shares of our common stock at an average sales price of approximately $0.97 per share under a market offering program (‘ATM’). At September 30, 2014 we had approximately $24.1 million available under the ATM.

During the three month period ended September 30, 2013, we sold marketable securities and received $462,075.

At September 30, 2013, the amounts receivable amount of $1,544,074 primarily consisted of value added tax due from the Mexican government.

At September 30, 2014, we had a net working capital of $6,549,728. We anticipate our cash expenditures to fund exploration programs and general corporate expenses to be approximately $1 million per month for three month period ending December 31, 2014.  Anticipated cash outlays will be funded by our available cash reserves and future issuances of shares of our common stock.

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

Comparison of Operating Results for the three month period ended September 30, 2014 to the three month period ended September 30, 2013.

Net Loss

Our net loss before other items for the three month period ended September 30, 2014 was $2,979,716 compared to a loss of $1,964,926 in the comparable period in the prior year.  The increase in net loss of $1,014,790 or 52% mainly reflects increased exploration expenditures at the San Miguel Project.  We will continue to incur losses for the foreseeable future as we continue with our planned explorations programs at both projects.

Expenses

Our exploration expenses for the three month period ended September 30, 2014 compared to the comparable prior period increased by 62% or by $763,718.  This increase was driven by the completion of a new NI 43-101 Preliminary Economic Assessment report and the commencement of a new exploration drill program at our San Miguel Project.

Index
 The following table summarizes our drilling activities at both projects for the three month period ended September 30, 2014 and 2013:

	Three month period ended September 30, 2014		Three month period ended September 30, 2013
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	1	7,087	-	-
Sleeper Gold Project, USA	-	-	-	-
Total	1	7,087	-	-

During the three month period ended September 30, 2014, the Company dropped mining claims at its Sleeper Gold Project and mining concessions at its San Miguel Project and recorded an expense of $357,400 on its statement of operations and comprehensive loss.  The Company determined that these mining concessions and claims no longer had future exploration value.

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $439,086 for the three month period ended September 30, 2014.  This is a 9% decrease over the comparable three month period in the 2013.

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

The Company’s market risk profile has not changed significantly from its year ended June 30, 2014.

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Index
Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10-SB filed November 2, 2005

3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8-K filed August 28, 2007

3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8-K filed February 26, 2009

3.3	Restated Bylaws, effective April 18, 2005, incorporated by reference to Exhibit 3.3 to Form 10-K filed September 9, 2009

4.1	Registration Rights Agreement, dated March 30, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2007

4.2	Form of Investor Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed April 6, 2007

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

Date: November 6, 2014	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: November 6, 2014		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer