Form 10-Q
period 2014-12-31
PARAMOUNT GOLD & SILVER CORP.
filed 2015-02-09
CIK 1342854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Paramount Gold and Silver Corp.
(Exact name of registrant as specified in its charter)

Delaware	001-33630	20-3690109
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 162,027,422 shares of Common Stock, $.001 par value as of February 5, 2015.

Index
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 contains “forward-looking statements”. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts and those related to the proposed merger of Paramount and Coeur Mining, Inc. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected, including Paramount’s and Coeur’s ability to consummate the merger and satisfy the conditions to complete the merger, including the receipt of approval of both Paramount’s and Coeur’s stockholders.

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

Period ended December 31, 2014 and 2013

Index
PARAMOUNT GOLD AND SILVER CORP.
Condensed Consolidated Interim Balance Sheets
As at December 31, 2014 and June 30, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	As at December 31, 2014	As at June 30, 2014
Assets

Current Assets
Cash and cash equivalents	$7,062,141	$5,107,691
Amounts receivable	1,491,572	1,398,190
Prepaid and deposits	358,481	250,406
Prepaid insurance, current portion (Note 10)	49,043	122,607
Marketable securities (Note 2)	5,151	560,099
Total Current Assets	8,966,388	7,438,993
Non-Current Assets
Mineral properties (Note 7)	46,293,398	51,875,798
Property and equipment (Note 8)	352,882	377,716
Prepaid insurance, non current portion (Note 10)	49,041	-
Reclamation bond (Note 10)	2,535,580	2,626,538
Total Non-Current Assets	49,230,901	54,880,052

Total Assets	$58,197,289	$62,319,045

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$1,353,267	$392,752
Total Current Liabilities	1,353,267	392,752

Non-Current Liabilities
Reclamation and environmental obligation (Note 10)	1,266,015	1,291,066
Total Liabilities	$2,619,282	$1,683,818

Stockholders' Equity
Capital Stock, par value $0.001 per share; authorized 200,000,000 shares, 162,027,422 issued and outstanding at December 31, 2014 and 159,170,859 shares issued and outstanding at June 30, 2014	161,820	159,209
Additional paid in capital	174,698,111	172,096,571
Contributed surplus	14,751,957	14,710,519
Deficit accumulated during the exploration stage	(133,756,701)	(126,279,546)
Accumulated other comprehensive income (loss)	(277,180)	(51,526)
Total Stockholders' Equity	55,578,007	60,635,227

Total Liabilities and Stockholders' Equity	$58,197,289	$62,319,045

Commitment and Contingencies (Note 11)
Subsequent Events (Note 12)

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three and Six Month Periods Ended December 31, 2014 and 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	For the Three Month Period Ended December 31, 2014	For the Six Month Period Ended December 31, 2014	For the Three Month Period Ended December 31, 2013	For the Six Month Period Ended December 31, 2013
Revenue
Interest income	$2,534	$5,153	$1,841	$6,807
Other income	67,722	98,208	46,745	56,876
Total Revenue	70,256	103,361	48,586	63,683

Expenses
Exploration	3,140,205	5,138,180	1,855,025	3,089,282
Professional fees	671,050	909,840	204,202	434,970
Directors compensation	55,655	118,137	69,970	139,946
Travel & lodging	45,343	95,098	75,219	117,889
Corporate communications	106,799	166,631	64,287	118,638
Consulting fees	385,457	451,726	46,705	169,282
Office & administration	107,065	181,260	103,361	178,230
Interest & service charges	3,120	6,431	16,132	18,847
Insurance	38,867	95,570	87,448	189,820
Depreciation	12,417	24,834	14,455	29,241
Accretion	33,692	67,384	30,683	61,366
Income and other taxes	-	-	7,389	7,389
Write down of mineral property	-	357,400	-	-
Total Expenses	4,599,670	7,612,491	2,574,876	4,554,900
Net Loss before other items	4,529,414	7,509,130	2,526,290	4,491,217

Other items
Gain on sale of marketable securities	-	(31,975)	-	-
Net Loss	4,529,414	7,477,155	2,526,290	4,491,217

Other comprehensive loss (gain)
Foreign currency translation adjustment	78,887	100,806	(10,875)	23,629
Unrealized loss on available-for-sale-securities	1,183	124,848	108,591	3,798
Total Comprehensive Loss for the Period	$4,609,484	$7,702,809	$2,624,006	$4,518,644

Loss per Common share
Basic	$0.03	$0.05	$0.02	$0.03
Diluted	$0.03	$0.05	$0.02	$0.03

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	161,966,494	161,522,589	155,731,068	155,731,068
Diluted	161,966,494	161,522,589	155,731,068	155,731,068
The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
Condensed Consolidated Interim Statements of Cash Flows
For the Six Month Periods Ended December 31, 2014 and 2013
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	For the Six Month Period Ended December 31, 2014	For the Six Month Period Ended December 31, 2013

Net Loss	$(7,477,155)	$(4,491,217)
Adjustment for:
Depreciation	24,834	29,241
Stock based compensation	41,438	120,836
Write-down of mineral properties	357,400	-
Accretion expense	67,384	61,366
Change in reclamation	(1,477)	(1,909)
Insurance expense	24,523	122,607
Non cash gain on sale of marketable securities	(31,975)	-
(Increase) decrease in accounts receivable	(93,382)	(119,030)
(Increase) decrease in prepaid expenses	(108,075)	(257,718)
Increase (decrease) in accounts payable	960,515	(12,764)
Cash used in operating activities	$(6,235,970)	$(4,548,588)

Sale (purchase) of marketable securities	462,075	(49,950)
Net proceeds from sale of royalty interest	5,225,000	-
Purchase of equipment	-	(2,204)
Cash provided by (used in) investing activities	$5,687,075	$(52,154)

Issuance of capital stock	2,604,151	-
Cash provided by financing activities	$2,604,151	$-

Effect of exchange rate changes on cash	(100,806)	(23,629)

Change in cash during period	1,954,450	(4,624,371)

Cash at beginning of period	5,107,691	11,524,051
Cash at end of period	$7,062,141	$6,899,680

Supplemental Cash Flow Disclosure
Cash	$6,530,568	$2,096,296
Cash Equivalents	$531,573	$4,803,384
The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
Condensed Consolidated Interim Statements of Shareholders’ Equity
From June 30, 2012 to the Six Month Period Ended December 31, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

	Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balance at June 30, 2012	147,412,603	$147,413	$151,564,888	$(101,729,241)	$12,892,174	$(64,730)	$62,810,504
Capital issued from stock options and warrants exercised	8,318,465	8,319	17,208,447	—	(542,974)	—	16,673,792
Stock based compensation	—	—	—	—	1,234,115	—	1,234,115
Foreign currency translation	—	—	—	—	—	(4,210)	(4,210)
Net Income (loss)	—	—	—	(13,488,280)	—	—	(13,488,280)
Balance at June 30, 2013	155,731,068	155,732	168,773,335	(115,217,521)	13,583,315	(68,940)	67,225,921
Capital issued for financing	3,439,791	3,477	3,323,236	—	—	—	3,326,713
Stock based compensation	—	—	—	—	1,127,204	—	1,127,204
Unrealized gain on available for sale securities	—	—	—	—	—	60,149	60,149
Foreign currency translation	—	—	—	—	—	(42,735)	(42,735)
Net Income (loss)	—	—	—	(11,062,025)	—	—	(11,062,025)
Balance at June 30, 2014	159,170,859	159,209	172,096,571	(126,279,546)	14,710,519	(51,526)	60,635,227
Capital issued for financing	2,377,110	2,238	2,229,730	—	—	—	2,231,968
Stock based compensation	—	—	—	—	23,383	—	23,383
Unrealized loss on available for sale securities	—	—	—	—	—	(123,665)	(123,665)
Foreign currency translation	—	—	—	—	—	(21,919)	(21,919)
Net Income (loss)	—	—	—	(2,947,741)	—	—	(2,947,741)
Balance at September 30, 2014	161,547,969	161,447	174,326,301	(129,227,287)	14,733,902	(197,110)	59,797,253
Capital issued for financing	479,453	373	371,810	—	—	—	372,183
Stock based compensation	—	—	—	—	18,055	—	18,055
Unrealized loss on available for sale securities	—	—	—	—	—	(1,183)	(1,183)
Foreign currency translation	—	—	—	—	—	(78,887)	(78,887)
Net Income (loss)	—	—	—	(4,529,414)	—	—	(4,529,414)
Balance at December 31, 2014	162,027,422	161,820	174,698,111	(133,756,701)	14,751,957	(277,180)	55,578,007

The accompanying notes are an integral part of the condensed consolidated interim financial statements

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Six Month Period Ended December 31, 2014
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

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements.   The condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K of Paramount Gold and Silver Corp. for the year ended June 30, 2014.

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

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Six Month Period Ended December 31, 2014
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

Foreign Currency

The parent company’s functional currency is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries are the U.S. Dollar and the Canadian Dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date.   Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss. The aggregate foreign transaction loss for the six month period ended December 31, 2014 is $104,780.

The financial statements of the subsidiaries are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Six Month Period Ended December 31, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

2.	Marketable Securities:

The following table summarizes the Company’s available-for sale securities on hand as of December 31, 2014 and June 30, 2014:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable securities at December 31, 2014	$69,850	-	69,850	64,699	-	$5,151
Marketable securities at June 30, 2014	$499,950	-	499,950	-	60,149	$560,099

During the six month period ended December 31, 2014, the Company sold marketable securities with a cost basis of $430,100 for net proceeds of $462,075.  The gain on sale of securities of $31,975 was recorded on the statement of operations.  As a result of the transaction, the Company reversed from comprehensive income $106,631 it had previously recorded as an unrealized gain. The Company also recorded an unrealized loss of $18,217 (2013 – $39,989 gain).  The marketable securities reflected in the table above includes stock purchase warrants of a single entity involved in the exploration of precious metals.  The Company performs a quarterly assessment on its marketable securities with unrealized losses to determine if the security is other than temporarily impaired.

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

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Six Month Period Ended December 31, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
		Fair Value at December 31, 2014			June 30, 2014
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,062,141	$7,062,141	-	-	$5,107,691
Marketable Securities	$5,151	-	-	$5,151	$560,099

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

4.	Non-Cash Transactions:

During the six month period ended December 31, 2014 and 2013, the Company did not enter into non-cash activities.

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Six Month Period Ended December 31, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

5.	Capital Stock:

a)  Share issuances:
Authorized capital stock consists of 200,000,000 common shares with par value of $0.001 per share.  At December 31, 2014 there were 162,027,422 shares issued and outstanding and 159,170,859 shares issued and outstanding at June 30, 2014.
During the six month period ended December 31, 2014 and 2013, the Company issued the following shares:
	Common Shares
	2014	2013
Financing	2,856,563	-
	2,856,563	-

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
The Company did not grant options for the six month periods ending December 31, 2014 and 2013.
Changes in the Company’s stock options for the period ended December 31, 2014 are summarized below:
Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2014	5,767,500	$1.89	2.27	$0
Issued	-	-	-	-
Cancelled / Expired	577,500	2.69	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2014	5,190,000	$1.81	1.97	$0
Exercisable at December 31, 2014	5,123,334	$1.80	1.98	$0

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Six Month Period Ended December 31, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

5.	Capital Stock (Continued):

At December 31, 2014, there were 5,190,000 options outstanding. Options outstanding above that have not vested at period end are 66,666 which have a maximum service term of 1 year. The vesting of these options is dependent on market conditions which have yet to be met.   As of December 31, 2014, there was $27,133 (2013 - $115,336) of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1 year.

A summary of the non-vested options as of June 30, 2014 and changes during the six month period ended December 31, 2014 are as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at June 30, 2014	189,999	$2.12
Issued	-	-
Vested	123,333	-
Forfeited	-	-
Non-vested at September 30, 2014	66,666	$2.22

For the three and six month periods ended December 31, 2014, the Company recognized a stock based compensation expense in the amount of $18,055 and $41,438 respectively  (2013 - $23,370 and $120,836).

6.	Related Party Transactions:

During the three and six month period ended December 31, 2014, directors earned fees in the amounts of $45,000 and  $91,500 respectively (2013 $54,000 and $108,000) for their services as directors or members of committees of the Company’s Board.   During the three and six month periods ended December 31, 2014, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $10,655 and $26,637 respectively (2013 $15,970 and $31,946)

All transactions with related parties are made in the normal course of operations and measured at exchange value.

7.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2014	June 30, 2014
Iris Royalty	50,000	50,000
San Miguel Project	18,207,263	23,452,263
Sleeper	25,554,090	25,891,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
	$46,293,398	$51,875,798

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Six Month Period Ended December 31, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

7.	Mineral Properties (Continued):

San Miguel Project:

The 100% owned San Miguel Project is located in southwestern Chihuahua, a state in Northern Mexico.  It consists of 40 mining concessions which total approximately 551 square miles. The concessions were acquired from 2005 to 2012 over a series of transactions with third parties.

During the six month period ended December 31, 2014, the Company wrote down certain mining concessions with a recorded value of $20,000. The Company determined that these concessions no longer had exploration potential.

In December 2014, the Company entered into an agreement with Coeur Mexicana S.A. de C.V. (“Coeur”) whereby the Company granted Coeur a 0.7% net smelter returns royalty in respect of the San Miguel Project in consideration for paying $5,250,000 to the Company. The net proceeds of $5,225,000 was recorded as a recovery to acquisition costs.

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

During the six month period ended December 31, 2014, the Company dropped 212 mining claims it acquired in 2011 with a recorded value of $337,400. The Company determined that these mining claims no longer had any exploration potential.

Mill Creek:

The Mill Creek property consists of 36 unpatented lode mining claims totaling 720 acres south of Battle Mountain Nevada.

Spring Valley:

The Spring Valley property consists of 38 unpatented lode mining claims located in Pershing County, Nevada.

8.	Property and Equipment:

Property and equipment consist of the following:

	December 31, 2014	June 30, 2014
Exploration and other equipment	$331,944	$331,944
Buildings and leaseholds	325,207	325,207
Furniture and computer equipment	240,483	240,483
Subtotal	897,634	897,634
Accumulated depreciation	(544,752)	(519,918)
Total	$352,882	$377,716

During the six month period ended December 31, 2014, net additions to property, and equipment were $ 0 (2013- $2,204). During the six month period ended December 31, 2014 the Company recorded depreciation of $24,834 (2013-$29,241).

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Six Month Period Ended December 31, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

9.	Segmented Information:

Segmented information has been compiled based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the period by geographical segment for the six month period ended December 31, 2014:

	United States	Mexico	Total
Interest income	$5,153	$-	$5,153
Other income	97,535	673	98,208
Total income	$102,688	$673	$103,361

Expenses:
Exploration	901,514	4,236,666	5,138,180
Professional fees	909,840	-	909,840
Directors compensation	118,137	-	118,137
Travel and lodging	95,098	-	95,098
Corporate communications	166,631	-	166,631
Consulting fees	451,726	-	451,726
Office and administration	166,996	14,264	181,260
Interest and service charges	4,545	1,886	6,431
Insurance	95,570	-	95,570
Depreciation	8,306	16,528	24,834
Accretion	67,384	-	67,384
Write down of Mineral Properties	337,400	20,000	357,400
Total Expenses	3,323,147	4,289,344	7,612,491
Net loss	$3,220,459	$4,288,671	$7,509,130

Other items
Loss (Gain) on sale of marketable securities	(31,975)	-	(31,975)
Net Loss	$3,188,484	$4,288,671	$7,477,155

Other comprehensive loss(gain)
Foreign currency translation adjustment	100,806	-	100,806
Unrealized loss (gain) on available-for-sale-securities	124,848	-	124,848
Total Comprehensive Loss for the Period	$3,414,138	$4,288,671	$7,702,809

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Six Month Period Ended December 31, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

9.	Segmented Information (Continued):

Loss for the period by geographical segment for the six month period ended December 31, 2013:

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

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Six Month Period Ended December 31, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

9.     Segmented Information (Continued):

Assets by geographical segment:

	United States	Mexico	Total
December 31, 2014
Mineral properties	$27,936,135	$18,357,263	$46,293,398
Property and equipment	$35,379	$317,503	$352,882

June 30, 2014
Mineral properties	$28,273,535	$23,602,263	$51,875,798
Property and equipment	$43,685	$334,031	$377,716

10.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The unamortized insurance premium is being amortized to December 31, 2016 and the current and non-current prepaid insurance balance at December 31, 2014 is $98,084 (June 30, 2014 - $122,607).

As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at December 31, 2014 is $2,535,580(June 30, 2014 - $2,626,538).

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

Changes to the Company’s asset retirement obligations for the six month period ended December 31, 2014 are as follows:

	December 31, 2014	June 30, 2014
Balance at beginning of period	$1,291,066	$1,263,584
Accretion expense	67,384	122,732
Payments	(92,435)	(95,250)
Balance at end of period	$1,266,015	$1,291,066

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Six Month Period Ended December 31, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

11.  Commitments and Contingencies:
Coeur Mining, Inc.
On December 16, 2014, Paramount Gold and Silver Corp. (“Paramount”), Paramount Nevada Gold Corp., a wholly-owned subsidiary of Paramount (“SpinCo”), Coeur Mining, Inc. (“Coeur”) and Hollywood Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Coeur, entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of Paramount by Coeur and, prior to such acquisition, the spin-off of Paramount’s mining assets in Nevada to Paramount’s stockholders.  Specifically, (1) Merger Sub will merge with and into Paramount, with Paramount surviving as a wholly-owned subsidiary of Coeur (the “Merger”), and (2) immediately prior to the Merger, Paramount will dividend to its stockholders all of the shares that it then holds in SpinCo (the “Spin-Off”).  At the time of the Spin-Off, SpinCo will hold Paramount’s mining assets in Nevada.
Spin-Off
The Merger Agreement provides that, prior to the Spin-Off, (1) Coeur will make a loan to Paramount in the principal amount of $8,530,000 and Paramount will contribute all of the proceeds of such loan to SpinCo as an equity contribution, and (2) SpinCo will issue to Coeur, in exchange for a cash payment by Coeur in the amount of $1,470,000, newly issued shares of SpinCo common stock amounting to 4.9% of the outstanding SpinCo common stock after issuance.  Paramount and SpinCo will then enter into a separation agreement, and Paramount will effect the Spin-Off by paying a dividend to Paramount’s stockholders on a pro rata basis all of the shares of SpinCo common stock then held by Paramount.  After effectuating the Spin-Off, Paramount’s stockholders will own approximately 95.1% of SpinCo, which will be a standalone, publicly traded company, and Coeur will own the remaining 4.9%.
Merger
Immediately following the completion of the Spin-Off, the parties will consummate the Merger, pursuant to which each issued and outstanding share of Paramount’s common stock will be converted into the right to receive 0.2016 shares of common stock of Coeur.  After giving effect to the Merger, it is projected that Paramount’s stockholders will also own approximately 24% of Coeur’s common stock, while existing stockholders of Coeur will continue to own the remaining 76%.  No fractional shares of Coeur’s common stock will be issued in the Merger, and Paramount’s stockholders will receive cash in lieu of any such fractional shares.
Litigation
Since the announcement of the merger on December 17, 2014, the Company was named as a defendant in six putative stockholder class action, brought by a purported stockholders of Paramount, challenging the proposed merger (the “Complaints”). The Complaints were filed in the Court of Chancery in the State of Delaware.  The plaintiffs generally claim that the board of directors of our Parent breached their fiduciary duties to Paramount stockholders by authorizing the merger with Coeur Mining for what the plaintiffs assert is inadequate consideration and pursuant to an allegedly inadequate process.  Paramount, members of the Paramount board and the Company deny any wrongdoing and are vigorously defending all of the actions.

Index
PARAMOUNT GOLD AND SILVER CORP.
Notes to Condensed Consolidated Interim Financial Statements For the Six Month Period Ended December 31, 2014
(Expressed in United States dollars, unless otherwise stated)
(Unaudited)

12.  Subsequent Events:
Since the period end, the Company has been named as a defendant in three additional putative stockholder class action, brought by a purported stockholders of Paramount, challenging the proposed merger (the “Complaints”). The Complaints were filed in the Court of Chancery in the State of Delaware.  The plaintiffs generally claims that the board of directors of our Parent breached their fiduciary duties to Paramount stockholders by authorizing the merger with Coeur Mining for what the plaintiffs assert is inadequate consideration and pursuant to an allegedly inadequate process.  Paramount, members of the Paramount board and the Company deny any wrongdoing and are vigorously defending all of the actions.

Index
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report) and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our June 30, 2014 annual report filed on Form 10-K with the Securities and Exchange Commission on September 9, 2014.

We are an exploratory stage mining company that currently has mining concessions in Mexico and mining claims in Nevada, USA. We have no proven reserves at our San Miguel project in Mexico or at our Sleeper Gold project in Nevada but are currently exploring both projects. The following discussion updates our planned operations for this fiscal year. It also analyzes our financial condition and summarizes the results of operations for the three and six month periods ended December 31, 2014 and compares those results to the three and six months period ended December 31, 2013.

Merger Agreement

On December 16, 2014, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Coeur Mining, Inc. (“Coeur”) that provides for Paramount to merge with and into a subsidiary of Coeur (the “Merger Sub”), with Paramount surviving the merger as a wholly owned subsidiary of Coeur, following the spin-off of Paramount’s mining assets in Nevada to Paramount’s stockholders (the “Spin-Off”). The Merger Agreement provides that, prior to the Spin-Off, (1) Coeur will make a loan to Paramount in the principal amount of $8,530,000 and Paramount will contribute all of the proceeds of such loan to Paramount Nevada Gold Corp., a wholly-owned subsidiary of Paramount (“SpinCo”), as an equity contribution, and (2) SpinCo will issue to Coeur, in exchange for a cash payment by Coeur in the amount of $1,470,000, newly issued shares of SpinCo common stock amounting to 4.9% of the outstanding SpinCo common stock after issuance. Paramount and SpinCo will then enter into a separation agreement, and Paramount will effect the Spin-Off by paying a dividend to Paramount’s stockholders on a pro rata basis all of the shares of SpinCo common stock then held by Paramount. After effectuating the Spin-Off, Paramount’s stockholders will own approximately 95.1% of SpinCo, which will be a standalone, publicly traded company, and Coeur will own the remaining 4.9%.

Immediately following the completion of the Spin-Off, the parties will consummate the merger, pursuant to which each issued and outstanding share of Paramount’s common stock will be converted into the right to receive 0.2016 shares of common stock of Coeur. After giving effect to the merger, it is projected that Paramount’s stockholders will also own approximately 24% of Coeur’s common stock, while existing stockholders of Coeur will continue to own the remaining 76%. No fractional shares of Coeur’s common stock will be issued in the merger, and Paramount’s stockholders will receive cash in lieu of any such fractional shares.

The proposed merger has been unanimously approved by the boards of directors of Paramount and Coeur, and is supported by the management teams of both companies. We currently expect the merger to close in the second calendar quarter of 2015, subject to the satisfaction of customary closing conditions, including the approval of the shareholders of both companies.

Royalty Agreement

On December 16, 2014, Paramount, Paramount Gold de Mexico S.A. de C.V., Minera Gama S.A. de C.V., and Coeur Mexicana S.A. de C.V entered into a royalty agreement (the “Royalty Agreement”) whereby Couer Mexicana was granted a royalty right for a 0.7% net smelter returns royalty in respect of the San Miguel Project in consideration for paying $5,250,000 to Paramount and Paramount Gold de Mexico.

Index
Plan of Operation:

Exploration activities for the next three months at our San Miguel Project will primarily focus on reviewing the results of our most recently completed drill program. The Company drilled 27 holes totaling over 36,000 feet and sent over 5,000 drill core samples for lab analysis. The Company’s exploration plan and budget for the San Miguel Project will be managed by its in-house technical staff. It will be funded by the Company’s cash on hand. We have budgeted approximately $1.5 million for the next three month period.

In Nevada, our plan for the next three months is to continue focusing on our Sleeper Gold Project. Our budget for this period is approximately $0.2 million. The main budget activities will include consulting, material modeling and metallurgical testing analysis.

Our work at both the San Miguel Project and Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Liquidity and Capital Resources

At December 31, 2014, we had cash and cash equivalents of $7,062,141 compared to $5,107,691 as at June 30, 2014. The increase of $1,954,450 was the result of offsetting our cash used in our operating activities with the proceeds from the sale of a net smelting returns royalty from our San Miguel project, cash provided by the issuance of our common stock and proceeds received from the sale of marketable securities.

At December 31, 2014, approximately $77,000 of the Company’s cash and cash equivalents was held in Mexico and Canada by its wholly owned subsidiaries. These amounts held in Mexico and Canada are not required to fund the Company’s U.S. operations.

During the six month period ended December 31, 2014, the Company continued to sell shares of its common stock through its sales agent, Cantor Fitzgerald & Co. (“Cantor”) pursuant to a Controlled Equity OfferingSM Sales Agreement it entered with Cantor on April 11, 2014. Under the market offering program (“ATM”), pursuant to which, we may, at our discretion, sell up to $30.0 million of our common stock through Cantor. Sales of common stock made under the ATM are made under our previously filed and currently effective Registration Statement on Form S-3 (File No. 333-194411) by means of ordinary brokers’ transactions at market prices.

During the six month period ended December 31, 2014, we received net proceeds of approximately $2,611,156 from sales of approximately 2,856,563 shares of our common stock at an average sales price of approximately $0.91 per share under a market offering program (‘ATM’). At December 31, 2014 we had approximately $23.7 million available under the ATM.

At December 31, 2014, we had a net working capital of $7,613,121. We anticipate our cash expenditures to fund exploration programs in both Mexico and Nevada and general corporate expenses to be approximately $0.53 million per month for the three month period ended March 31, 2015. Anticipated cash outlays will be funded by our available cash reserves.

At December 31, 2014, the amounts receivable amount of $1,491,572 primarily consisted of value added tax due from the Mexican government.

Index
During the six months ended December 31, 2014, we sold marketable securities and received proceeds of $462,075.

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

Comparison of Operating Results for the six month period ended December 31, 2014 as to the six month period ended December 31, 2013

Net Loss

Our net loss for the six month period ended December 31, 2014 was $7,477,155 compared to a loss of $4,491,217 in the comparable period in the prior year. The increase in net loss of approximately 67% was a result of our exploration drilling program at our San Miguel project and expenses related to the Merger Agreement between the Company and Coeur. We expect we will continue to incur losses for the foreseeable future.

Expenses

Our level of exploration expenditures for the six month period ended December 31, 2014 increased by 66%, or by $2,048,898, from the comparable prior year period. This increase was mainly due to the increase in drilling activity at the San Miguel Project.

The following table summarizes our drilling activities at both projects for the six month period ended December 31, 2014 and 2013:

	Six month period ended December 31, 2014		Six month period ended December 31, 2013
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	27	36,821	9	13,061
Sleeper Gold Project, USA	-	-	-	-
Total	27	36,821	9	13,061

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $1,709,457 for the six month period ended December 31, 2013. This is a 90% increase over the comparable six month period in the 2013. The increase was due to professional fees and other costs pertaining to the planned merger with Coeur discussed above.

Comparison of Operating Results for the three month period ended December 31, 2014 to the three month period ended December 31, 2013.

Net Loss

Our net loss for the three month period ended December 31, 2014 was $4,529,414 compared to net loss of $2,526,290 in the comparable period in the prior year. The increase in net loss of $2,003,124 was a result of our exploration drilling program at our San Miguel project and expenses related to the Merger Agreement between the Company and Coeur. We expect we will continue to incur losses for the foreseeable future.

Index
Expenses

Our exploration expenses for the three month period ended December 31, 2014 compared to the comparable prior period increased by 69%, or by $1,285,180. This increase was a result of drilling activity at our San Miguel Project.

The following table summarizes our drilling activities at both projects for the three month period ended December 31, 2014 and 2013:

	Three month period ended December 31, 2014		Three month period ended December 31, 2013
	Holes	Cumulative Length in Feet	Holes	Cumulative Length in Feet
San Miguel Project, Mexico	26	29,731	9	13,061
Sleeper Gold Project, USA	-	-	-	-
Total	26	29,731	9	13,061

Our general corporate expenses which include professional fees, corporate communications, consulting fees and office and administration totaled $1,270,371 for the three month period ended December 31, 2014. This is a 204% increase over the comparable three month period in the 2013 and was due to the professional fees and other costs pertaining to the planned merger with Coeur discussed above.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Since the announcement of the merger on December 17, 2014, Paramount, members of the Paramount board, SpinCo, Coeur, and Merger Sub have been named as defendants in six putative stockholder class action suits brought by purported stockholders of Paramount, challenging the proposed Merger (the “Complaints”). The Complaints were filed in the Court of Chancery in the State of Delaware (Fernando Gamboa v. Paramount Gold and Silver Corp., et al., No.: 10499; Jerry Panning v. Paramount Gold and Silver Corp., et al., No.: 10507; Jonah Weiss v. Christopher Crupi, et al., No.: 10517; Justin Beaston v. Paramount Gold and Silver Corporation, et al., No.: 10538; Rob Byers v. Christopher Crupi, et al., No.: 10551; James H. Alston v. Paramount Gold and Silver Corp., et al., No.: 10531.

 The plaintiffs generally claim that the Paramount board members breached their fiduciary duties to Paramount stockholders by: (i) authorizing the merger with Coeur for what the plaintiffs asserts is inadequate consideration and pursuant to an allegedly inadequate process, and (ii) failing to disclose sufficient information in its Form S-4 filed with the Securities and Exchange Commission to allow the shareholders to make an informed vote. The plaintiffs also claim that Paramount, Coeur, SpinCo and Merger Sub aided and abetted the other defendants’ alleged breach of duties. The plaintiffs seek, among other things, to enjoin the Merger, rescind the transaction or obtain rescissory damages if the Merger is consummated, obtain other unspecified damages and recover attorneys’ fees and costs.

 We, members of the Paramount board, Coeur, SpinCo and Merger Sub deny any wrongdoing and are vigorously defending all of the actions.

Index
Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2014.

Risk Factors Relating to the Merger.

The merger may not be completed on the terms or timeline currently contemplated or at all. Failure to complete the merger could negatively impact our stock prices and our future business and financial results.

The merger may not be completed on the terms or timeline currently contemplated or at all. Failure to complete the merger could negatively impact our stock price and our future business and financial results.

The completion of the merger is subject to certain conditions, including (1) approval by Coeur stockholders and Paramount stockholders, (2) the authorization from the Mexican Federal Economic Competition Commission, (3) the absence of certain legal impediments, (4) the effectiveness of certain filings with the SEC, (5) receipt of opinions from legal counsel regarding the intended tax treatment of the transaction, (6) the consummation of the Spin-Off and (7) other customary closing conditions. We cannot assure you that the merger will be consummated on the terms or timeline currently contemplated, or at all. We have expended and will continue to expend a significant amount of time and resources on the merger, and a failure to consummate the merger as currently contemplated, or at all, could have a material adverse effect on our businesses and results of operations.

If the merger is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks, including the following:

•	being required, under certain circumstances, to pay Coeur a breakup fee of $5 million and/or being required, under certain circumstances, to reimburse Coeur for certain expenses up to $1.5 million;
•	having to pay substantial other costs and expenses relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred and will continue to be incurred until closing;
•	under the Merger Agreement, being subject to certain restrictions on the conduct of our business, which may adversely affect our ability to execute certain business strategies while the merger is pending;
•	the focus of management on the transaction instead of on pursuing other opportunities that could be beneficial to Paramount;
•	the market price of Paramount common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed; and
•	if the Merger Agreement is terminated and our board of directors seeks an alternative strategic transaction, stockholders of Paramount cannot be certain that we will be able to find a party willing to enter into a strategic transaction on terms equivalent to or more attractive than the terms that the other party has agreed to in the Merger Agreement;

in each case, without realizing any of the anticipated benefits of having the merger completed. In addition, if the transaction is not completed, we may experience negative reactions from the financial markets and from our employees and other stakeholders. We could also be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. If the transaction is not completed, we cannot assure our stockholders that these risks will not materialize and will not materially affect our business, financial results and stock price.

If the merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, the stockholders of Paramount may be subject to U.S. federal income tax on the merger.

Although Coeur and Paramount intend that the merger qualify as a “reorganization” within the meaning of Section 368(a) of the Code, it is possible that the Internal Revenue Service may assert that the merger fails to qualify as such. If the Internal Revenue Service were to be successful in such assertion, or if for any other reason the merger were to fail to qualify as a “reorganization,” each U.S. holder of Paramount common stock would recognize gain or loss with respect to its shares of Paramount common stock based on the difference between (i) that U.S. holder’s tax basis in such shares and (ii) the fair market value of the Coeur common stock received (and any cash received in lieu of a fractional share of Coeur common stock).

Index
The exchange ratio is fixed and will not be adjusted in the event of any change in either Coeur’s or Paramount’s stock price.

Upon closing of the merger, each share of Paramount common stock (other than shares owned by Paramount, Coeur or Merger Sub, which will be cancelled) will be converted into the right to receive 0.2016 shares of Coeur common stock, with cash paid in lieu of fractional shares. This exchange ratio was fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Coeur common stock or Paramount common stock. Changes in the price of Coeur common stock prior to the merger will affect the market value that Paramount stockholders will receive on the date of the merger. Stock price changes may result from a variety of factors (many of which are beyond our control), including the following:

•	changes in Coeur’s or Paramount’s businesses, operations, performance and prospects;
•	changes in market assessments of the business, operations and prospects of Coeur or Paramount;
•	investor behavior and strategies, including market assessments of the likelihood that the merger will be completed, including related considerations regarding regulatory clearance of the merger;
•	interest rates, metals prices, general market and economic conditions and other factors generally affecting the price of Coeur’s and Paramount’s common stock; and
•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Paramount and Coeur operate.

The price of Coeur common stock at the closing of the merger may vary from its price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus of Coeur and Paramount and on the date of the special meetings of Coeur and Paramount. As a result, the market value represented by the exchange ratio will also vary.

As a result of the Spin-Off and any “when-issued and “ex-spin-off” trading that may develop, we expect the market price of shares of our common stock to decline because the market price will no longer include the value of our Nevada business. The value of Paramount common stock to be exchanged for Coeur common stock will reflect only our Mexico business and will not include the value of our United States business as the market price of Paramount’s common stock currently does. We cannot predict the amount of this decline, as the market price of shares of Paramount common stock may fluctuate based on the perceived values of the common stock of the combined company and SpinCo in anticipation of the Spin-Off and the merger, and it may not be possible to estimate the value of common stock of either the combined company or SpinCo in advance. Therefore, current and historical market prices of Coeur common stock and Paramount common stock are not reflective of the value that Paramount stockholders will receive in the merger.

We cannot assure you that, following the Spin-Off and the merger, the combined market prices of the common stock of the combined company and the SpinCo will equal or exceed what the combined market price of Coeur common stock and Paramount common stock would have been in the absence of the Spin-Off and the merger. It is possible that after the Spin-Off and the merger, the combined equity value of the combined company and SpinCo will be less than the combined equity value of Coeur and Paramount before the Spin-Off and the merger.

Any delay in completing the merger may reduce or eliminate the expected benefits from the merger.

In addition to the required regulatory clearance and stockholder approvals, the merger is subject to a number of other conditions beyond Coeur’s and Paramount’s control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring.

Index
The Merger Agreement contains provisions that could discourage a potential competing acquiror of Paramount or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict Paramount’s ability to solicit, initiate or knowingly facilitate or encourage competing third-party proposals to acquire all or a significant part of Paramount, and Paramount does not have a unilateral right to terminate the Merger Agreement in order to accept an alternative business combination proposal that might result in greater value to its stockholders than the transactions. Further, even if the Paramount board withholds or withdraws (or modifies in a manner adverse to Coeur) its recommendation of the merger proposal, Paramount will still be required to submit the matter to a vote of its stockholders at the special meeting unless the Merger Agreement is otherwise terminated in accordance with its terms. In addition, Coeur generally has an opportunity to offer to modify the terms of the merger and the Merger Agreement in response to any competing acquisition proposals that may be made before Paramount’s board may withhold or withdraw (or modify in a manner adverse to the other party) its recommendation. In some circumstances, upon termination of the Merger Agreement, Paramount may be required to pay a termination fee to Coeur and/or reimburse Coeur for certain expenses..

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of Paramount from considering or proposing that acquisition, even if we were prepared to offer greater value than provided for under the Merger Agreement, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the $5 million breakup fee and/or reimbursement of certain expenses up to $1.5 million that may become payable in certain circumstances, which would represent an additional cost for a potential third party seeking a business combination with us.

The merger will involve substantial costs.

We have incurred and expect to continue to incur substantial costs and expenses relating directly to the merger, including fees and expenses payable to legal, accounting and financial advisors and other professional fees relating to the transaction, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses.

Paramount’s executive officers and directors have interests in the transactions that may be different from, or in addition to, the interests of Paramount’s stockholders generally.

Executive officers of Coeur and Paramount negotiated, with oversight and input provided by their respective boards of directors, the terms of the Merger Agreement. The Coeur board approved the Merger Agreement and the issuance of shares of Coeur common stock to Paramount stockholders in connection with the merger and determined that the Merger Agreement and the transactions contemplated thereby, including the merger and the issuance of shares of Coeur common stock to Paramount stockholders in connection with the merger, are advisable, fair to and in the best interests of Coeur and its stockholders. The Paramount board approved the Merger Agreement and determined that the Merger Agreement and the transactions, including the Spin-Off and the merger, are advisable, fair to and in the best interests of Paramount and its stockholders. Paramount’s executive officers and directors may have interests in the transactions that may be different from, or in addition to, the interests of Paramount’s stockholders.

Paramount stockholders will not be entitled to appraisal rights in the merger.

Appraisal rights are statutory rights that, if applicable under law, enable stockholders, in connection with certain mergers, to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the merger. Under the Delaware General Corporation Law, stockholders do not have appraisal rights if the shares of stock they hold, at the record date for determination of stockholders entitled to vote at the meeting of stockholders to act upon the merger or consolidation, are either (i) listed on a national securities exchange or (ii) held of record by more than 2,000 holders. Notwithstanding the foregoing, appraisal rights are available if stockholders are required by the terms of the Merger Agreement to accept for their shares anything other than (a) shares of stock of the surviving corporation, (b) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (c) cash instead of fractional shares or (d) any combination of clauses (a)-(c).

Index
Because our common stock is listed on the NYSE MKT, a national securities exchange, and is expected to continue to be so listed on the record date, and because in the merger the Paramount stockholders will receive shares of Coeur common stock which is listed on the NYSE, and is expected to be listed after the merger and the merger otherwise satisfies the foregoing requirements, holders of Paramount common stock will not be entitled to dissenters’ or appraisal rights in the merger with respect to their shares of Paramount common stock.

In connection with the announcement of the Merger Agreement, putative class action lawsuits have been filed and are pending as of the date hereof, seeking, among other things, to enjoin the merger, and an adverse ruling in any of these lawsuits may prevent the merger from being effective or from becoming effective within the expected time frame.

While Paramount’s and Coeur’s respective directors and management teams believe that the allegations in the complaints are without merit and intend to defend vigorously against these allegations, we cannot assure you as to the outcome of these, or any similar future lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If any plaintiffs are successful in obtaining an injunction with respect to the merger, such an injunction may prevent the completion of the merger on the agreed upon terms, in the expected time frame or altogether. Whether the plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of the businesses of Coeur and Paramount.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated December 16, 2014, incorporated by reference to Exhibit 2.1 to Form 8-K filed December 18, 2014

3.1	Certificate of Incorporation, effective March 31, 2005, incorporated by reference to Exhibit 3.1 to Form 10-SB filed November 2, 2005

3.2	Certificate of Amendment to Certificate of Incorporation, effective August 23, 2007, incorporated by reference to Exhibit 3 to Form 8-K filed August 28, 2007

3.2(b)	Certificate of Amendment to Certificate of Incorporation, effective March 3, 2009, incorporated by reference to Exhibit 3.1 to Form 8-K filed February 26, 2009

3.3	Restated Bylaws, effective April 18, 2005, incorporated by reference to Exhibit 3.3 to Form 10-K filed September 9, 2009

10.1	Royalty Agreement, dated December 16, 2014, incorporated by reference to Exhibit 10.1 to Form 8-K filed December 18, 2014

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT GOLD AND SILVER CORP.

Date: February 9, 2015	By:	/s/ Christopher Crupi
Christopher Crupi
Chief Executive Officer

Date: February 9, 2015		/s/ CARLO BUFFONE
Carlo Buffone
Chief Financial Officer